Form 10-Q
period 2002-03-30
GE LIFE & ANNUITY ASSURANCE CO
filed 2002-05-13
CIK 1156124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-Q
                           --------------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002
                                                 --------------

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from       to
                                            ------    -------


                         --------------------------------
                         Commission file number 333-69620
                         --------------------------------


                      GE Life and Annuity Assurance Company
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Virginia                             54-0283385
------------------------------------------      ----------------------
    (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification No.)

6610 West Broad Street, Richmond, Virginia              23230
------------------------------------------      -----------------------
 (Address of principal executive offices)             (Zip Code)

                                 (804) 281-6000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No |X|

At May 13, 2002, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of GE Life and Annuity Assurance Company is not publicly traded.

                                TABLE OF CONTENTS



                                                                        Page
                                                                       ------


PART I - FINANCIAL INFORMATION

Item 1.       Condensed, Consolidated Financial Statements .............   1

Item 2.       Management's Discussion and Analysis of Results of
              Operations and Financial Condition .......................   7

Item 3.       Quantitative and Qualitative Disclosure
              about Market Risk ........................................   9

Exhibit 12.   Computation of Ratio of Earnings to Fixed Charges ........  11


PART II - OTHER INFORMATION

Item 1.       Legal Proceedings ........................................  12

Item 6.       Exhibits and Reports on Form 8-K .........................  12

Signatures .............................................................  13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

       Condensed, Consolidated Statements of Current and Retained Earnings
                          (Dollar amounts in millions)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                            ---------------------------------
                                                                               March 30,           March 31,
                                                                                 2002                2001
                                                                            -------------       -------------
Revenues:
     Net investment income                                                  $      154.7        $      188.1
     Net realized investment gains                                                  13.4                 7.5
     Premiums                                                                       25.2                29.3
     Cost of insurance                                                              31.6                32.9
     Variable product fees                                                          31.6                33.0
     Other income                                                                   10.7                11.8
                                                                            -------------       -------------

           Total revenues                                                          267.2               302.6
                                                                            -------------       -------------

Benefits and expenses:
     Interest credited                                                             118.5               143.2
     Benefits and other changes in policy reserves                                  49.9                52.4
     Commission expense                                                             28.2                42.6
     General expenses                                                               22.4                32.5
     Amortization of intangibles                                                     7.3                10.7
     Change in deferred acquisition costs, net                                      (8.2)              (32.0)
     Interest expense                                                                -                   1.9
                                                                            -------------       -------------

       Total benefits and expenses                                                 218.1               251.3
                                                                            -------------       -------------

Earnings before income taxes and cumulative effect of
     change in accounting principle                                                 49.1                51.3

Provision for income taxes                                                          16.4                18.2
                                                                            -------------       -------------
Earnings before cumulative effect of change in accounting
     principle                                                                      32.7                33.1

Cumulative effect of change in accounting principle, net
     of tax                                                                          -                  (5.7)
                                                                            -------------       -------------

Net earnings                                                                        32.7                27.4

Retained earnings at beginning of period                                           411.4               297.1
                                                                            -------------       -------------

Retained earnings at end of period                                          $      444.1        $      324.5
                                                                            =============       =============

See Notes to Condensed, Consolidated Financial Statements.

              GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

                     Condensed, Consolidated Balance Sheets
              (Dollar amounts in millions except per share amounts)
                                  (Unaudited)

                                                                                           March 30,            December 31,
                                                                                              2002                  2001
                                                                                      --------------------   --------------------
Assets
  Investments:
   Fixed maturities available-for-sale, at fair value                                         $ 10,170.6             $ 10,539.6
   Equity securities available-for-sale, at fair value
        Common stocks                                                                               27.0                   20.6
        Preferred stocks, non-redeemable                                                            17.4                   17.2
   Investment in affiliate                                                                           2.6                    2.6
   Mortgage loans, net of valuation allowance                                                      924.3                  938.8
   Policy loans                                                                                    113.3                  109.4
   Short-term investments                                                                           32.6                   40.5
   Other invested assets                                                                            92.2                  110.4
                                                                                      --------------------   --------------------
    Total investments                                                                           11,380.0               11,779.1

  Cash and cash equivalents                                                                         11.5                    -
  Accrued investment income                                                                        194.6                  208.4
  Deferred acquisition costs                                                                       930.5                  853.8
  Goodwill                                                                                         107.4                  107.4
  Intangible assets                                                                                246.8                  245.5
  Reinsurance recoverable                                                                          153.0                  151.1
  Other assets                                                                                     179.9                  117.0
  Separate account assets                                                                        9,055.2                8,994.3
                                                                                      --------------------   --------------------
         Total assets                                                                         $ 22,258.9             $ 22,456.6
                                                                                      ====================   ====================

Liabilities and Shareholders' Interest
Liabilities:
  Future annuity and contract benefits                                                        $ 10,829.1            $  10,975.3
  Liability for policy and contract claims                                                         169.3                  189.0
  Other policyholder liabilities                                                                   223.7                   91.4
  Accounts payable and accrued expenses                                                            296.9                  548.9
  Deferred income tax liability                                                                     80.5                   75.5
  Separate account liabilities                                                                   9,055.2                8,994.3
                                                                                      --------------------   --------------------
         Total liabilities                                                                      20,654.7               20,874.4
                                                                                      --------------------   --------------------

Shareholders' interest:
 Net unrealized investment losses                                                                  (28.9)                 (17.4)
 Derivatives qualifying as hedges                                                                   (7.3)                  (8.1)
                                                                                      --------------------   --------------------
 Accumulated non-owner changes in equity                                                           (36.2)                 (25.5)
 Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation
      value, 200,000 shares authorized, 120,000 shares issued and outstanding)                     120.0                  120.0
 Common stock  ($1,000  par value, 50,000 shares authorized, 25,651 shares
      issued and outstanding)                                                                       25.6                   25.6
 Additional paid-in capital                                                                      1,050.7                1,050.7
 Retained earnings                                                                                 444.1                  411.4
                                                                                      --------------------   --------------------
         Total shareholders' interest                                                            1,604.2                1,582.2
                                                                                      --------------------   --------------------
         Total liabilities and shareholders' interest                                         $ 22,258.9             $ 22,456.6
                                                                                      ====================   ====================

See Notes to Condensed, Consolidated Financial Statements.

              GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

                Condensed, Consolidated Statements of Cash Flows
                          (Dollar amounts in millions)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                          ------------------------------------------

                                                                              March 30,              March 31,
                                                                                 2002                   2001
                                                                          --------------------   --------------------
Cash Flows From Operating Activities
 Net earnings                                                                      $    32.7               $   27.4
 Adjustments to reconcile net earnings to net cash used in
    operating activities:
      Change in reserves                                                               155.6                  124.1
      Cumulative effect of change in accounting principle, net of tax                    -                      5.7
      Other, net                                                                      (227.8)                (181.9)
                                                                          --------------------   --------------------

         Net cash used in operating activities                                         (39.5)                 (24.7)
                                                                          --------------------   --------------------


Cash Flows From Investing Activities
   Short-term investment activity, net                                                   7.9                  (13.0)
   Proceeds from sales, securitizations and maturities of investment
       securities and other invested assets                                          1,155.7                  975.6
   Principal collected on mortgage and policy loans                                     35.6                   31.7
   Purchases of investment securities and other invested assets                       (863.3)                (768.6)
   Mortgage and policy loan originations                                               (25.0)                 (50.5)
                                                                          --------------------   --------------------

         Net cash provided by investing activities                                     310.9                  175.2
                                                                          --------------------   --------------------


Cash Flows From Financing Activities
   Proceeds from issuance of investment contracts                                      836.0                  942.6
   Redemption and benefit payments on investment contracts                          (1,095.9)                (974.1)
                                                                          --------------------   --------------------

         Net cash used in financing activities                                        (259.9)                 (31.5)
                                                                          --------------------   --------------------


 Increase in Cash and Cash Equivalents                                                  11.5                  119.0
 Cash and Cash Equivalents at Beginning of Period                                        -                     71.4
                                                                          --------------------   --------------------

 Cash and Cash Equivalents at End of Period                                        $    11.5               $  190.4
                                                                          ====================   ====================

See Notes to Condensed, Consolidated Financial Statements.

              GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

              Notes to Condensed, Consolidated Financial Statements
                          (Dollar amounts in millions)
                                   (Unaudited)


1. The accompanying condensed, consolidated quarterly financial statements represent GE Life and Annuity Assurance Company and its consolidated subsidiary, Assigned Settlement, Inc. (collectively, "the Company"). All significant intercompany transactions have been eliminated.

2. These financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from these estimates. Certain prior year amounts may have been reclassified to conform to the current year presentation.

      The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the results of operations, financial position and cash flows. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Current Report on Form 8-K, dated April 19, 2002.

3. A summary of changes in shareholders' interest that do not result directly from transactions with the Company's shareholders follows:

                                                                                      Three Months Ended
                                                                         -------------------------------------------
      (In millions)                                                         March 30, 2002          March 31, 2001
                                                                         ---------------------  ---------------------

      Net earnings                                                                   $ 32.7                $  27.4
      Unrealized gains (losses) on investment securities - net of tax                 (11.5)                  64.0
      Derivatives qualifying as hedges, net of tax                                      0.8                   (3.2)
      Cumulative effect on shareholders' interest of adopting SFAS 133                  -                     (7.8)
                                                                         ---------------------  ---------------------
       Total                                                                         $ 22.0                $  80.4
                                                                         =====================  =====================


4. The Company conducts its operations through two operating segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death; and (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events and provide income protection packages.

      March 31, 2001 amounts have been  reclassified to  conform  to  the March
      30,  2002    presentation,   and  reflect  the  elimination  of  goodwill
      amortization as discussed in Note 5.

       The following is a summary of operating segment activity:

                                                                                       Three Months Ended
                                                                          -------------------------------------------
       (In millions)                                                         March 30, 2002         March 31, 2001
                                                                          --------------------   --------------------
       Revenues
       Wealth Accumulation and Transfer ..........................                 $ 250.6                 $286.0
       Lifestyle Protection and Enhancement.......................                    16.6                   16.6
                                                                          --------------------   --------------------

             Total revenues ......................................                  $267.2                 $302.6
                                                                          ====================   ====================

       Earnings (loss) before income taxes and cumulative effect of change in accounting principle
       Wealth Accumulation and Transfer ..........................                  $ 49.3                 $ 50.2
       Lifestyle Protection and Enhancement.......................                   (0.2)                    2.8
                                                                          --------------------   --------------------

             Total earnings before income taxes and cumulative effect of
                   change in accounting principle .......                           $ 49.1                 $ 53.0
                                                                          ====================   ====================


       The following is a summary of assets by operating  segment:

                                                                               March 30,             December 31,
       (In millions)                                                              2002                   2001
                                                                          --------------------   --------------------
       Assets
       Wealth Accumulation and Transfer ..........................              $ 22,096.0             $ 22,288.6
       Lifestyle Protection and Enhancement.......................                   162.9                  168.0
                                                                          --------------------   --------------------

             Total assets ........................................              $ 22,258.9             $ 22,456.6
                                                                          ====================   ====================


5. The Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology.

       The Company  ceased  amortizing  goodwill   effective  January  1,  2002.
       Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously reported segment information to correspond to the earnings measurements by which businesses will be evaluated. Non tax-deductible goodwill amortization expense for the three months ended March 31, 2001, was $1.7 million. The effect on earnings of excluding such goodwill amortization expense from the first three months of 2001 follows:

       (In millions)                                    Three Months Ended
                                                 -------------------------------
                                                 March 30, 2002   March 31, 2001
                                                 --------------   --------------
       Earnings before cumulative effect of
          change in accounting principle              $32.7           $33.1
                                                      -----           -----
       Earnings before cumulative effect of
          change in accounting principle
          excluding 2001 goodwill amortization        $32.7           $34.8
                                                      -----           -----
       Net earnings                                   $32.7           $27.4
                                                      -----           -----
       Net earnings, excluding 2001 goodwill
          amortization                                $32.7           $29.1
                                                      -----           -----

       Under SFAS 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is an operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit. SFAS 142 requires that two or more component-level reporting units with similar economic characteristics be combined into a single reporting unit.

       A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Fair values of reporting units and the related implied fair values of their respective goodwill were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate results of the discounted cash flows.

       The result of testing goodwill of the Company for impairment in accordance with SFAS 142, as of January 1, 2002, was no goodwill impairment charge.

                                                               At March 30, 2002                     At December 31, 2001
                                                         --------------------------------     --------------------------------
       Intangibles Subject to Amortization               Gross Carrying      Accumulated      Gross Carrying      Accumulated
       -----------------------------------                   Amount         Amortization          Amount         Amortization
       (In millions)                                     --------------    --------------     --------------    --------------
       Present Value of Future Profits  ("PVFP")                 $576.7           $(330.7)            $568.1           $(323.4)
       All other                                                    1.1              (0.3)               1.1              (0.3)
                                                         --------------    --------------     --------------    --------------
       Total                                                     $577.8           $(331.0)            $569.2           $(323.7)
                                                         ==============    ==============     ==============    ==============

       Amortization expense related to intangible assets, excluding goodwill, for the first quarter of 2002 and 2001 was $7.3 million and $9.0 million, respectively. The estimated percentage of the December 31, 2001 net PVFP balance before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

       2002...................................................     11.8%
       2003...................................................      9.7%
       2004...................................................      8.4%
       2005...................................................      7.3%
       2006...................................................      6.5%

       Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

       In addition, the Company had capitalized software (net of accumulated amortization) of $11.7 million and $10.5 million at March 30, 2002 and December 31, 2001, respectively. Amortization expense related to the capitalized software was approximately $0.6 million and $0.5 million in the first quarter of 2002 and 2001, respectively. Capitalized software is included in other assets.

      Goodwill
      --------


      There have been no changes in goodwill since December 31, 2001. As of March 30, 2002 goodwill was comprised of the following:

      (In millions)
      Wealth Accumulation and Transfer                             $ 85.5
      Lifestyle Protection and Enhancement                           21.9
                                                                ---------
      Total                                                        $107.4
                                                                =========



6. At January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. The cumulative effect of adopting this standard was a one-time reduction of net earnings in the first quarter of 2001 of $5.7 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

Earnings before income taxes and cumulative effect of change in accounting principle for the first three months of 2002 were $49.1 million, a $2.2 million, or 4.3%, decrease over the first three months of 2001. This decrease was primarily attributable to a decline in investment income and premiums, partially offset by a decrease in interest credited and decreased expenses resulting from cost savings initiatives.

Operating Results

Net investment income decreased $33.4 million, or 17.8%, to $154.7 million for the first three months of 2002 from $188.1 million for the first three months of 2001. The decrease was primarily a result of a decrease in weighted average investment yields to 5.25% for the first three months of 2002 from 7.02% for the first three months of 2001. This decrease was partially offset by higher levels of average invested assets ($11,800 million in the first three months of 2002 as compared to $10,711 million in the first three months of 2001).

Net realized investment gains increased $5.9 million to $13.4 million for the first three months of 2002 from $7.5 million for the first three months of 2001. Net investment gains are comprised of gross investment gains and gross investment (losses), respectively, of $30.4 million and $(17.0) million in 2002, and $23.4 million and $(15.9) million in 2001. These changes in gross realized investment gains and losses are related to our ongoing review of our investment portfolio positions which vary with market and economic conditions. We seek to offset investment losses realized from other than temporary impairments and portfolio repositioning with investment gains.

Included in the first three months of 2002 gross realized investment gains is $5.8 million resulting from the securitization of certain financial assets. There were no securitizations in the first three months of 2001.

Premiums, which include premium revenues from traditional life and life contingent annuity contracts, decreased $4.1 million or 14.0%, to $25.2 million for the first three months of 2002 from $29.3 million for the first three months of 2001. This decrease was primarily a result of lower levels of renewal premiums on whole life and universal life policies.

Interest credited decreased $24.7 million, or 17.3%, to $118.5 million in the first three months of 2002 from $143.2 million in the first three months of 2001. This decrease was a result of the lower average crediting rates, offset by additional sales of GICs and funding agreements.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health products as well as claim costs incurred during the year under these contracts. In addition, the bonus feature of our bonus variable annuity products is initially accounted for as a benefit. Benefits and other changes in policy reserves decreased $2.5 million, or 4.8%, to $49.9 million in the first three months of 2002 from $52.4 million in the first three months of 2001. The decrease primarily relates to lower sales of our bonus variable annuity products.

Commission expense decreased $14.4 million, or 33.8%, to $28.2 million in the first three months of 2002 from $42.6 million in the first three months of 2001. This decrease was primarily a result of a decline in variable annuity sales attributable to unfavorable conditions in the equity markets, as well as a decline in whole life premiums.

General expenses were $22.4 million for the first three months of 2002, a decrease of $10.1 million or 31.1% over the first three months of 2001 expense of $32.5 million. The decrease is primarily the result of reduced compensation and benefit costs and other cost savings initiatives.

Amortization of intangibles decreased $1.7 million, or 18.9%, to $7.3 million for the first three months of 2002 from $9.0 million for the first three months of 2001. The Company's significant intangible assets consist of the present value of future profits ("PVFP"), representing the estimated future gross profit in acquired insurance and annuity contracts. Amortization of intangibles decreased primarily as a result of an adjustment to the PVFP amortization to reflect an anticipated change in underlying gross profits of the related business. Adjustment to PVFP amortization occurs in the ordinary course of business.

Change in deferred acquisition costs, net decreased $23.8 million, or 74.4%, to $8.2 million for the first three months of 2002 from $32.0 million for the first three months of 2001. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs and the bonus feature of certain variable annuity products. Under U.S. GAAP, these costs are deferred and recognized in relation to either premiums or gross profits underlying the contracts. This decrease is primarily a result of a decrease in commission expense and other sales related expenses.

Interest expense decreased $1.9 million to zero for the first three months of 2002 from $1.9 million for the first three months of 2001. This decrease primarily relates to obligations to a third party reinsurer for payment of transferred assets in the 2001 period.


Financial Condition

Total assets decreased $197.7 million, or 0.9%, at March 30, 2002 from December 31, 2001. Total investments decreased $399.1 million, or 3.4%, at March 30, 2002 from December 31, 2001. This decrease was primarily a result of net sales of securities and other invested assets. Other assets increased $62.9 million, or 53.8%, at March 30, 2002 from December 31, 2001. This increase was primarily a result of an increase in the balances due from affiliates relating to the timing of transaction settlements. Assets invested in separate accounts increased $60.9, or 0.7%, at March 30, 2002 from December 31, 2001 primarily related to additional sales of variable annuity products. Deferred acquisition costs increased $76.7, or 9.0%, at March 30, 2002 from December 31, 2001 primarily as a result of additional variable annuity product sales.

Total Liabilities decreased $219.7 million, or 1.1%, at March 30, 2002 from December 31, 2001. Future annuity and contract benefits decreased $146.2 million, or 1.3%, at March 30, 2002 from December 31, 2001. This decrease resulted primarily from a decrease in reserves related to GICs and funding agreements as a result of normal contract maturities. Accounts payable and accrued expenses decreased $252.0 million, or 45.9%, at March 30, 2002 from December 31, 2001 primarily resulting from the timing of settlement of trades related to investments and decreased balances payable to brokers. Other policyholder liabilities increased $132.3 million, or 144.7%, at March 30, 2002 from December 31, 2001 primarily related to timing of transaction settlements and normal business activity.

For the three months ended March 30, 2002 and March 31, 2001 cash flows used by operating and certain financing activities were $299.2 million and $56.1 million, respectively. These amounts include net cash provided by financing activities relating to investment contract issuances accounted for as deposit liabilities under U.S. GAAP and redemptions of $259.9 million and $31.5 million, respectively.


Forward-Looking Statements

This document may include certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest rate changes may have temporary effects on the sale and profitability of the Company's annuity, universal life, and other investment products. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by the Company's competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Company's products. The Company may be forced to adjust certain crediting rates on its line of products in order to meet competitive pressures. The Company constantly monitors interest earnings on existing assets and yields available on new investments and sells policies and annuities that permit flexible responses to interest rate changes as part of its management of interest spreads.

Interest rate and currency risk management is important in the normal business activities of the Company. Derivative financial instruments are used by the Company to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates and currency exchange rates. As a matter of policy, the Company does not engage in derivatives transactions for purposes other than hedging.

The Company manages exposure to changes in interest rates, in part, by matching the duration of its investment portfolio with its liabilities. Established practices require that derivative financial instruments relate to specific asset or liability transactions or to currency exposure, if any.

The Company is exposed to prepayment risk in certain of its business activities, such as in its investment portfolio and annuities activities. The Company uses interest rate swaps, swaptions and option-based financial instruments to mitigate prepayment risk. These instruments generally behave based on limits ("floors") on interest rate environment. These swaps, swaptions and option-based instruments are governed by the credit risk policies described below and are transacted in either exchange-traded or over-the-counter markets.

Counterparty credit risk is managed at our parent company's level on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts due to the Company, typically as a result of changes in market conditions (see table below), no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

All swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below.

        Counterparty Credit Criteria                   Credit rating
                                                     Standard & Poor's
                                               -----------------------------
        Term of transaction
          Between one and five years.......                 AA-
          Greater than five years..........                 AAA
        Credit exposure limits
          Up to $50 million................                 AA-
          Up to $75 million................                 AAA

The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At March 30, 2002 and March 31, 2001, there were no notional amounts of long-term derivatives for which the counterparty credit criteria was rated below A3/AA-.

Following is an analysis of credit risk exposures as of March 30, 2002:

           Percentage or Notional Derivative Exposure by Counterparty
                                  Credit Rating

        Standard & Poor's
        -----------------
        AAA..................................                  100%
        AA...................................                    0%

The U.S. Securities and Exchange Commission requires that registrants provide information about potential effects of changes in interest rates. Although the rules offer alternatives for presenting this information, none of the alternatives are without limitations. The following discussion is based on so-called "shock-tests," which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the following results of shock tests for changes in interest rates may have some limited use as benchmarks, they should not be viewed as forecasts.

One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities. Under this model, with all else constant, it is estimated that such a decrease, including repricing effects in the securities portfolio, would not significantly impact 2002 earnings based on the Company's current derivative positions.

                                                                      EXHIBIT 12

              GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

                Computation of Ratio of Earnings to Fixed Charges

                        Three Months Ended March 30, 2002

                          (Dollar amounts in millions)

                                   (Unaudited)




                                                           Ratio of Earnings
                                                            to Fixed Charges

                                                          ---------------------


 Net earnings                                                   $     32.7
 Provision for income taxes                                           16.4
                                                          ---------------------


 Earnings before income taxes                                         49.1
                                                          ---------------------

 Fixed charges:
    Interest                                                           ---
    Interest portion of net rentals                                    0.2
                                                          ---------------------

 Total fixed charges                                                   0.2
                                                          ---------------------


 Less interest capitalized, net of amortization                        ---
                                                          ---------------------

 Earnings before income taxes, plus fixed charges               $     49.3
                                                          =====================


 Ratio of earnings to fixed charges                                  246.5
                                                          =====================


For purposes of computing the ratios, fixed charges consist of interest on all indebtedness and one-third of rentals, which management believes is a reasonable approximation of the interest factor of such rentals.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company, like other insurance companies, is involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurance companies, substantial damages have been sought and/or material settlement payments have been made. Except for the McBride case described below, which is still in its preliminary stages, and its ultimate outcome, and any effect on the Company, cannot be determined at this time, management believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on the Company's Consolidated Financial Statements.


On November 1, 2000, the Company was named as a defendant in a lawsuit filed in Georgia state court related to the sale of universal life insurance policies (McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co.). On December 1, 2000, the Company successfully removed the case to the United States District Court for the Middle District of Georgia. The complaint is brought as a class action on behalf of all persons who purchased certain universal life insurance policies from the Company and alleges improper sales practices in connection with the sale of universal life policies. No class has been certified. On February 27, 2002, the Court denied the Company's motion for summary judgment. The McBride litigation is still in its preliminary stages, and its ultimate outcome, and any effect on the Company, cannot be determined at this time. The Company intends to defend this lawsuit, including plaintiff's efforts to certify a nationwide class action, vigorously.

Item 6. Exhibits and Reports on Form 8-K

     a.  Exhibits

         Exhibit 12. Computation of ratio of earnings to fixed charges.

     b.  Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GE LIFE AND ANNUITY ASSURANCE COMPANY
                                 -------------------------------------
                                                    (Registrant)

Date:  May 13, 2002            By:             /s/ Kelly L. Groh
                                   -------------------------------------------
                                                  Kelly L. Groh,
                               Senior Vice President and Chief Financial Officer
                                          (Principal Financial Officer)


Date:  May 13, 2002            By:             /s/ Susan M. Mann
                                   --------------------------------------------
                                                 Susan M. Mann,
                                        Vice President and Controller
                                        (Principal Accounting Officer)