Form 10-Q
period 2002-06-29
GE LIFE & ANNUITY ASSURANCE CO
filed 2002-07-31
CIK 1156124

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------
                                    FORM 10-Q
                                -----------------

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002
                                                 -------------

                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to_______

                           ---------------------------

                        Commission file number 333-69620

                           ---------------------------

                      GE Life and Annuity Assurance Company
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

            Virginia                                            54-0283385
            --------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

6610 West Broad Street, Richmond, Virginia                        23230
------------------------------------------                        -----
(Address of principal executive offices)                        (Zip Code)

                                 (804) 281-6000
                                 --------------
              (Registrant's telephone number, including area code)

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At July 31, 2002, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of GE Life and Annuity Assurance Company is not publicly traded.

                                TABLE OF CONTENTS

                                                                                 Page
                                                                               ---------
PART I-FINANCIAL INFORMATION
Item 1.     Financial Statements ...............................................   1

Item 2.     Management's Discussion and Analysis of Results of Operations
            and Financial Condition ............................................   8

Item 3.     Quantitative and Qualitative Disclosure about Market Risk ..........  11

PART II-OTHER INFORMATION

Item 1.     Legal Proceedings ..................................................  13

Item 6.     Exhibits and Reports on Form 8-K ...................................  13

Signatures .....................................................................  14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

              GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

       Condensed, Consolidated Statements of Current and Retained Earnings
                          (Dollar amounts in millions)
                                   (Unaudited)

                                                                   Three Months Ended                 Six Months Ended
                                                              ------------------------------------------------------------
                                                                 June 29,       June 30,          June 29,       June 30,
                                                                   2002           2001              2002           2001
                                                              ------------    -----------      ------------    -----------
Revenues:
     Net investment income                                    $    150.4      $    174.3       $    305.1      $    362.4
     Net realized investment gains/(losses)                        (38.4)           14.1            (25.0)           21.6
     Premiums                                                       26.1            25.7             51.3            55.0
     Cost of insurance                                              31.2            33.2             62.8            66.1
     Variable product fees                                          30.6            35.0             62.2            68.0
     Other income                                                   11.0             9.4             21.7            21.2
                                                              ----------      ----------       ----------      ----------

           Total revenues                                          210.9           291.7            478.1           594.3
                                                              ----------      ----------       ----------      ----------

Benefits and expenses:
     Interest credited                                             116.4           135.0            234.9           278.2
     Benefits and other changes in policy reserves                  50.8            47.9            100.7           100.3
     Commission expense                                             29.3            36.4             57.5            79.0
     General expenses                                               19.8            32.2             41.7            64.2
     Amortization of intangibles                                     6.5            13.0             14.3            24.2
     Change in deferred acquisition costs, net                      (6.5)          (31.7)           (14.7)          (63.7)
     Interest expense                                                 --             0.3               --             2.2
                                                              ----------      ----------       ----------      ----------

       Total benefits and expenses                                 216.3           233.1            434.4           484.4
                                                              ----------      ----------       ----------      ----------

Earnings (loss) before income taxes and cumulative effect
     of change in accounting principle                              (5.4)           58.6             43.7           109.9

(Benefit) provision for income taxes                                (5.0)           20.3             11.4            38.5
                                                              ----------      ----------       ----------      ----------
Earnings (loss) before cumulative effect of change in
     accounting principle                                           (0.4)           38.3             32.3            71.4

Cumulative effect of change in accounting principle, net
     of tax                                                           --              --               --            (5.7)
                                                              ----------      ----------       ----------      ----------
Net earnings (loss)                                                 (0.4)           38.3             32.3            65.7

Retained earnings at beginning of period                           444.1           324.5            411.4           297.1
                                                              ----------      ----------       ----------      ----------

Retained earnings at end of period                            $    443.7      $    362.8       $    443.7      $    362.8
                                                              ==========      ==========       ==========      ==========

See Notes to Condensed, Consolidated Financial Statements.

              GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

            Condensed, Consolidated Statements of Financial Position
              (Dollar amounts in millions except per share amounts)
                                   (Unaudited)

                                                                                            June 29,            December 31,
                                                                                              2002                  2001
                                                                                      --------------------   --------------------
  Assets
  Investments:
   Fixed maturities available-for-sale, at fair value                                         $ 10,299.6             $ 10,539.6
   Equity securities available-for-sale, at fair value
        Common stocks                                                                               21.1                   20.6
        Preferred stocks, non-redeemable                                                             3.6                   17.2
   Mortgage loans, net of valuation allowance                                                      936.5                  938.8
   Policy loans                                                                                    115.8                  109.4
   Short-term investments                                                                           17.3                   40.5
   Other invested assets                                                                            86.7                  113.0
                                                                                      --------------------   --------------------

    Total investments                                                                           11,480.6               11,779.1

  Cash and cash equivalents                                                                         52.7                      -
  Accrued investment income                                                                        167.7                  208.4
  Deferred acquisition costs                                                                       826.7                  853.8
  Goodwill                                                                                         107.4                  107.4
  Intangible assets                                                                                215.7                  255.9
  Reinsurance recoverable                                                                          156.4                  151.1
  Other assets                                                                                     165.8                  112.7
  Separate account assets                                                                        8,173.2                8,994.3
                                                                                      --------------------   --------------------

         Total assets                                                                         $ 21,346.2             $ 22,462.7
                                                                                      ====================   ====================
Liabilities and Shareholders' Interest
Liabilities:
  Future annuity and contract benefits                                                        $ 10,848.7             $ 10,975.3
  Liability for policy and contract claims                                                         135.6                  189.0
  Other policyholder liabilities                                                                   228.8                   91.4
  Other liabilities                                                                                303.4                  555.0
  Deferred income tax liability                                                                     57.1                   75.5
  Separate account liabilities                                                                   8,173.2                8,994.3
                                                                                      --------------------   --------------------

         Total liabilities                                                                      19,746.8               20,880.5
                                                                                      --------------------   --------------------
Shareholders' interest:
 Net unrealized investment losses                                                                  (39.2)                 (17.4)
 Derivatives qualifying as hedges                                                                   (1.4)                  (8.1)
                                                                                      --------------------   --------------------
 Accumulated non-owner changes in equity                                                           (40.6)                 (25.5)
 Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation
      value, 200,000 shares authorized, 120,000 shares issued and outstanding)                     120.0                  120.0
 Common stock  ($1,000  par value, 50,000 shares authorized, 25,651 shares
      issued and outstanding)                                                                       25.6                   25.6
 Additional paid-in capital                                                                      1,050.7                1,050.7
 Retained earnings                                                                                 443.7                  411.4
                                                                                      --------------------   --------------------

         Total shareholders' interest                                                            1,599.4                1,582.2
                                                                                      --------------------   --------------------

         Total liabilities and shareholders' interest                                         $ 21,346.2             $ 22,462.7
                                                                                      ====================   ====================

See Notes to Condensed, Consolidated Financial Statements.

              GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

                Condensed, Consolidated Statements of Cash Flows
                          (Dollar amounts in millions)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                         ----------------------------
                                                                            June 29,       June 30,
                                                                              2002           2001
                                                                         ------------    ------------
Cash Flows From Operating Activities
 Net earnings                                                               $    32.3       $    65.7
 Adjustments to reconcile net earnings to net cash provided by operating activities:
      Change in reserves                                                        287.9           271.2
      Cumulative effect of change in accounting principle, net of tax             -               5.7
      Other, net                                                               (223.6)         (338.8)
                                                                         ------------    ------------

         Net cash provided by operating activities                               96.6             3.8
                                                                         ------------    ------------

Cash Flows From Investing Activities
   Short-term investment activity, net                                           23.2             3.6
   Proceeds from sales, securitizations and maturities of investment
      securities and other invested assets                                    2,339.0         1,584.2
   Principal collected on mortgage and policy loans                              63.8           283.3
   Purchases of investment securities and other invested assets              (2,050.5)       (1,813.9)
   Mortgage and policy loan originations                                        (67.6)         (100.6)
                                                                         ------------    ------------

         Net cash provided by (used in) investing activities                    307.9           (43.4)
                                                                         ------------    ------------
Cash Flows From Financing Activities
   Proceeds from issuance of investment contracts                             1,895.3         1,803.6
   Redemption and benefit payments on investment contracts                   (2,247.1)       (1,723.1)
                                                                         ------------    ------------

         Net cash provided by (used in) financing activities                   (351.8)           80.5
                                                                         ------------    ------------

 Increase in Cash and Cash Equivalents                                           52.7            40.9
 Cash and Cash Equivalents at Beginning of Period                                 -              71.4
                                                                         ------------    ------------

 Cash and Cash Equivalents at End of Period                                 $    52.7       $   112.3
                                                                         ============    ============

See Notes to Condensed, Consolidated Financial Statements.

              GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

              Notes to Condensed, Consolidated Financial Statements
                          (Dollar amounts in millions)
                                   (Unaudited)

1. The accompanying condensed, consolidated quarterly financial statements represent the consolidation of GE Life and Annuity Assurance Company and its subsidiary, Assigned Settlement, Inc. (collectively, "the Company"). All significant intercompany transactions have been eliminated.

2. These financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

3. A summary of changes in shareholders' interest that do not result directly from transactions with the Company's shareholders follows:


                                                                                                    Three Months Ended
                                                                                        -------------------------------------------
                                                                                             June 29, 2002          June 30, 2001
                                                                                        --------------------- ---------------------
      Net earnings (loss)                                                                    $       (0.4)           $      38.3
      Unrealized gains (losses) on investment securities - net changes in value                     (10.3)                 (68.4)
      Derivatives qualifying as hedges, net changes in value                                          5.9                    2.8
                                                                                       ---------------------  ---------------------

       Total                                                                                 $       (4.8)           $     (27.3)
                                                                                       =====================  =====================

                                                                                                     Six Months Ended
                                                                                        -------------------------------------------
                                                                                          June 29, 2002          June 30, 2001
                                                                                       ---------------------  ---------------------
      Net earnings                                                                           $       32.3            $      65.7
      Unrealized gains (losses) on investment securities - net changes in value                     (21.8)                  (4.4)
      Derivatives qualifying as hedges, net changes in value                                          6.7                   (7.8)
      Cumulative effect on shareholders' interest of adopting SFAS 133                                ---                   (0.4)
                                                                                       ---------------------  ---------------------

       Total                                                                                 $       17.2            $      53.1
                                                                                       =====================  =====================

4. The Company conducts its operations through two operating segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder's wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death; and (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events.

      For comparative purposes, the information presented below for the periods ended June 30, 2001 have been adjusted to reflect the elimination of goodwill amortization as discussed in Note 5.

      The following is a summary of operating segment activity for the three and six month periods ended June 29, 2002 and June 30, 2001:

                                                                                                 Three Months Ended
                                                                                    -------------------------------------------
                                                                                      June 29, 2002           June 30, 2001
                                                                                    --------------------   --------------------
       Revenues
       Wealth Accumulation and Transfer .........................................            $ 195.6                $ 275.8
       Lifestyle Protection and Enhancement .....................................               15.3                   15.9
                                                                                    --------------------   --------------------

             Total revenues .....................................................            $ 210.9                $ 291.7
                                                                                    ====================   ====================

       Earnings (loss) before income taxes and cumulative effect of change in accounting principle
       Wealth Accumulation and Transfer .........................................            $  (1.5)               $  57.6
       Lifestyle Protection and Enhancement .....................................               (3.9)                   2.7
                                                                                    --------------------   --------------------
             Total  earnings  (loss) before  income taxes and  cumulative
                  effect of change in accounting principle ......................            $  (5.4)               $  60.3
                                                                                    ====================   ====================

                                                                                                  Six Months Ended
                                                                                    --------------------------------------------

                                                                                      June 29, 2002          June 30, 2001
                                                                                    --------------------   --------------------
       Revenues
       Wealth Accumulation and Transfer ..........................................           $ 446.2                $ 561.8
       Lifestyle Protection and Enhancement ......................................              31.9                   32.5
                                                                                    --------------------   --------------------
             Total revenues ......................................................           $ 478.1                $ 594.3
                                                                                    ====================   ====================

       Earnings before income taxes and cumulative effect of change in accounting principle
       Wealth Accumulation and Transfer .........................................            $  40.2                $ 107.7
       Lifestyle Protection and Enhancement .....................................                3.5                    5.6
                                                                                    --------------------   --------------------

             Total earnings before income taxes and cumulative  effect of
                  change in accounting principle ................................            $  43.7                $ 113.3
                                                                                    ====================   ====================

          The following is a summary of assets by operating segment as of June 29, 2002 and December 31, 2001:

                                                                               June 29,             December 31,
                                                                                 2002                   2001
                                                                          --------------------   --------------------
       Assets
       Wealth Accumulation and Transfer ...............................         $ 21,171.3             $ 22,294.7
       Lifestyle Protection and Enhancement ...........................              174.9                  168.0
                                                                          --------------------   --------------------

             Total assets .............................................         $ 21,346.2             $ 22,462.7
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

      The Company ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously reported segment information to correspond to the earnings measurements by which businesses were to be evaluated. Non tax-deductible goodwill amortization expense for the three and six months ended June 30, 2001, was $1.7 million and $3.4 million, respectively. The effect on earnings of excluding such goodwill amortization from the three and six months ended June 30, 2001 follows:

                                                                                       Three Months Ended
                                                                           --------------------------------------------
                                                                              June 29, 2002           June 30, 2001
                                                                           --------------------     -------------------
      Earnings (loss) before cumulative effect of change in accounting
        principle                                                          $             (0.4)      $             38.3
                                                                           --------------------     -------------------

      Earnings (loss) before cumulative effect of change in accounting
        principle excluding 2001 goodwill amortization                     $             (0.4)      $             40.0
                                                                           --------------------     -------------------

      Net earnings (loss)                                                  $             (0.4)      $             38.3
                                                                           --------------------     ------------------

      Net earnings (loss), excluding goodwill amortization                 $             (0.4)      $             40.0
                                                                           --------------------     -------------------

                                                                                        Six Months Ended
                                                                           --------------------------------------------
                                                                              June 29, 2002           June 30, 2001
                                                                           --------------------     -------------------
      Earnings before cumulative effect of change in accounting principle   $              32.3      $             71.4
                                                                           --------------------     -------------------

      Earnings before cumulative effect of change in accounting principle
         excluding 2001 goodwill amortization                               $              32.3      $             74.8
                                                                           --------------------     -------------------

      Net earnings                                                          $              32.3      $             65.7
                                                                           --------------------     -------------------

      Net earnings, excluding goodwill amortization                         $              32.3      $             69.1
                                                                           --------------------     -------------------

      Under SFAS 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a "reporting unit" basis. A reporting unit is the operating segment unless, at businesses one level below that operating segment (the "component" level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit.

      A fair value approach is used to test goodwill for impairment. An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its fair value. Fair values were established using discounted cash flows. When available and as appropriate, comparative market multiples were used to corroborate discounted cash flow results.

      No goodwill impairment charge was taken as a result of the Company's testing goodwill for impairment in accordance with SFAS 142, as of January 1, 2002.

                                                           At June 29, 2002                    At December 31, 2001
                                                   ----------------------------------    ---------------------------------

                                                      Gross                                Gross
                                                     Carrying         Accumulated         Carrying         Accumulated
      Intangibles Subject to Amortization             Amount          Amortization         Amount          Amortization
      -----------------------------------          -------------    -----------------    ------------     ----------------
      Present Value of Future Profits ("PVFP")      $    538.1          $   (336.6)        $ 568.1           $   (323.3)
      Capitalized software                                20.3                (6.9)           16.2                 (5.9)
      All other                                            1.1                (0.3)            1.1                 (0.3)
                                                   -------------    -----------------    ------------     ----------------
      Total                                         $    559.5          $   (343.8)        $ 585.4           $   (329.5)
                                                   =============    =================    ============     ================

      Amortization expense related to intangible assets, excluding goodwill, for the second quarter of 2002 and 2001 was $6.5 million and $11.3 million, respectively and for the first six months of 2002 and 2001 was $14.3 million and $20.8 million, respectively. The estimated percentage of the December 31, 2001 net PVFP balance before the effect of unrealized investment gains or losses, to be amortized over each of the next five years, is as follows:

      2002 ...................................   11.8%
      2003 ...................................    9.7%
      2004 ...................................    8.4%
      2005 ...................................    7.3%
      2006 ...................................    6.5%

      Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

      Goodwill

      There have been no changes in goodwill since December 31, 2001. As of June 29, 2002 goodwill was comprised of the following:

      Wealth Accumulation and Transfer                   $  85.5
      Lifestyle Protection and Enhancement                  21.9
                                                         -------

      Total                                              $ 107.4
                                                         =======

6. At January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133, all derivative instruments are recognized in the statement of financial position at their fair values. The cumulative effect of adopting this standard was a one-time reduction of net earnings in the first quarter of 2001 of $5.7 million and comprised a portion of the effect of marking to market options used for hedging.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

THREE MONTHS ENDED JUNE 29, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

Net loss for the three month period ended June 29, 2002 was $0.4 million, a $38.7 million decrease from the three month period ended June 30, 2001. This decrease was primarily attributable to a decline in investment income and an increase in net realized investment losses (including a $29.5 million ($18.6 million, net of tax) impairment on securities issued by WorldCom, Inc. and its affiliates), partially offset by a decrease in interest credited and decreased general expenses resulting from cost savings initiatives.

Operating Results

Net investment income decreased $23.9 million, or 13.7%, to $150.4 million for the three months ended June 29, 2002 from $174.3 million for the comparable 2001 period. This decrease is primarily a result of a decrease in weighted average investment yields to 5.19% for the three month period ended June 29, 2002 from 6.51% for the three month period ended June 30, 2001 due to the overall declining interest rate environment. This decrease was partially offset by higher levels of average invested assets ($11,657 million in the three months ended June 29, 2002 as compared to $10,798 million in the three months ended June 30, 2001).

Net realized investment gains/(losses) decreased $52.5 million to a loss of $(38.4) million for the three months ended June 29, 2002 from a gain of $14.1 million for the comparable 2001 period. Net investment gains/(losses) are comprised of gross investment gains and gross investment (losses), respectively, of $26.7 million and $(65.1) million for the three months ended June 29, 2002, and $21.5 million and $(7.4) million for the three months ended June 30, 2001. The realized losses in the second quarter of 2002 includes the Company's losses on securities issued by WorldCom, Inc. and its affiliates of $29.5 million ($18.6 million, net of tax). The company's remaining exposure to WorldCom, Inc. is $7.4 million. In the comparable 2001 period, realized gains included $15.2 million from the securitization of certain financial assets.

Interest credited decreased $18.6 million, or 13.8%, to $116.4 million for the three months ended June 29, 2002 from $135.0 million in the comparable 2001 period. This decrease was a result of the lower average crediting rates, as well as a decline in Guaranteed Investment Contract ("GIC") and funding agreement liabilities.

Commission expense decreased $7.1 million, or 19.5%, to $29.3 million for the three months ended June 29, 2002 from $36.4 million for the comparable 2001 period. This decrease was primarily a result of a decline in variable annuity sales attributable to unfavorable conditions in the equity markets.

General expenses were $19.8 million for the three months ended June 29, 2002, a decrease of $12.4 million, or 38.5%, from the comparable 2001 period expense of $32.2 million. This decrease is primarily the result of reduced compensation and benefit costs and other cost savings initiatives.

Amortization of intangibles decreased $6.5 million, or 50.0%, to $6.5 million for the three months ended June 29, 2002 from $13.0 million for the comparable 2001 period. The Company's significant intangible assets consist of the present value of future profits ("PVFP"), representing the estimated future gross profit in acquired insurance and annuity contracts, and goodwill, representing the excess of purchase price over the fair value of identified net assets. Amortization of intangibles decreased as a result of goodwill no longer being amortized after January 1, 2002 upon the adoption of SFAS 142, Goodwill and Other Intangible Assets.

Change in deferred acquisition costs, net decreased $25.2 million, or 79.5%, to $6.5 million for the three months ended June 29, 2002 from $31.7 million for the comparable 2001 period. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs and the bonus feature of certain variable annuity products. Under U.S. GAAP, these costs are deferred and recognized in relation to either premiums or gross profits underlying the contracts. This decrease is primarily a result of a decrease in commission expense resulting from a decline in variable annuity sales and other sales related expenses.

Interest expense decreased $0.3 million to zero for the three months ended June 29, 2002 from $0.3 million for the first three months of 2001. This decrease primarily relates to the payment of all outstanding balances under our credit line with GNA Corporation.

(Benefit) provision for income taxes decreased $25.3 million to a benefit of $5.0 million for the three months ended June 29, 2002 from a provision of $20.3 million for the comparable 2001 period. The Company's effective tax rate of 92.6% for the three months ended June 29, 2002 was 58.1 percentage points higher than the effective tax rate of 34.5% for the three months ended June 30, 2001. This increase in the effective tax rate is attributable primarily to the impact of recurring permanent tax items on a net pre-tax loss.


SIX MONTHS ENDED JUNE 29, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

Net earnings before cumulative effect of change in accounting principle for the first six months of 2002 were $32.3 million, a $39.1 million, or 54.8%, decrease from the first six months of 2001. This decrease was primarily attributable to a decline in investment income and an increase in net realized investment losses (including a $29.5 million ($18.6 million, net of tax) impairment on securities issued by WorldCom, Inc. and its affiliates), partially offset by a decrease in interest credited, decreased general expenses resulting from cost savings initiatives and decreased commission expenses.

Operating Results

Net investment income decreased $57.3 million, or 15.8%, to $305.1 million for the first six months of 2002 from $362.4 million in the prior year period. These decreases are primarily a result of a decrease in weighted average investment yields to 5.28% for the first six months of 2002 from 6.85% for the first six months of 2001 due to the overall declining interest rate environment. This decrease was partially offset by higher levels of average invested assets ($11,716 million in the first six months of 2002 as compared to $10,763 million in the first six months of 2001).

Net realized investment gains/(losses) decreased $46.6 million to a loss of $(25.0) million for the first six months of 2002 from a gain of $21.6 million for the first six months of 2001. Net investment gains/(losses) are comprised of gross investment gains and gross investment (losses), respectively, of $55.5 million and $(80.5) million for the first six months of 2002, and $44.5 million and $(22.9) million for the first six months of 2001. The realized losses in 2002 includes the Company's losses on securities issued by WorldCom, Inc. and its affiliates of $29.5 million ($18.6 million, net of tax). The Company's remaining exposure to WorldCom, Inc. is $7.4 million. Included in the gross realized investment gains is $5.8 million and $15.2 million in the first six months of 2002 and 2001, respectively, resulting from the securitization of certain financial assets.

Premiums, which include premium revenues from traditional life and life contingent annuity contracts, decreased $3.7 million or 6.7%, to $51.3 million for the first six month of 2002 from $55.0 million in the first six months of 2001. This decrease was primarily a result of lower levels of renewal premiums on whole life policies.

Variable product fees decreased $5.8 million or 8.5%, to $62.2 million for the first six months of 2002 from $68.0 million for the first six months of 2001. The decrease in variable product fees primarily resulted from a decline in the average separate account values as a result of the unfavorable conditions in the equity markets.

Interest credited decreased $43.3 million, or 15.6%, to $234.9 million in the first six months of 2002 from $278.2 million in the first six months of 2001. This decrease was a result of the lower average crediting rates as well as a decline in GIC and funding agreement liabilities.

Commission expense decreased $21.5 million, or 27.2%, to $57.5 million in the first six months of 2002 from $79.0 million in the first six months of 2001. This decrease was primarily a result of a decline in variable annuity sales attributable to unfavorable conditions in the equity markets, as well as a decline in whole life renewal premiums.

General expenses were $41.7 million for the first six months of 2002, a decrease of $22.5 million or 35.0% over the first six months of 2001 expense of $64.2 million. The decrease is primarily the result of reduced compensation and benefit costs and other cost savings initiatives.

Amortization of intangibles decreased $9.9 million, or 40.9%, to $14.3 million for the first six months of 2002 from $24.2 million for the first six months of 2001. Amortization of intangibles decreased primarily from the amortization expense related to goodwill. In accordance with SFAS 142 the Company ceased amortizing goodwill effective January 1, 2002.

Change in deferred acquisition costs, net decreased $49.0 million, or 76.9%, to $14.7 million for the first six months of 2002 from $63.7 million for the first six months of 2001. This decrease is primarily a result of a decrease in commission expense resulting from a decline in variable annuity sales and other sales related expenses.

Interest expense decreased $2.2 million to zero for the first six months of 2002 from $2.2 million for the first six months of 2001. This decrease primarily relates to obligations to a third party reinsurer for payment of transferred assets in the comparable 2001 period.

Provision for income taxes decreased $27.1 million, or 70.4%, to $11.4 million for the first six months of 2002 from $38.5 million for the first six months of 2001. The Company's effective tax rate of 26.1% for the first six months of 2002 was 8.9 percentage points lower than the effective tax rate of 35.0% for the first six months of 2001. This decrease in the effective tax rate is attributable to the impact of recurring permanent items on lower pre-tax net income.

Financial Condition

Total assets decreased $1,116.5 million, or 5.0%, at June 29, 2002 from December 31, 2001. Total investments decreased $298.5 million, or 2.5%, at June 29, 2002 from December 31, 2001. This decrease was primarily a result of net sales of securities and other invested assets. Assets invested in separate accounts decreased $821.1 million, or 9.1%, at June 29, 2002 from December 31, 2001 primarily related to the overall decreased market value of the underlying investment funds.

Total Liabilities decreased $1,128.9 million, or 5.4%, at June 29, 2002 from December 31, 2001. Future annuity and contract benefits decreased $126.6 million, or 1.2%, at June 29, 2002 from December 31, 2001. This decrease resulted primarily from a decrease in reserves related to GICs and funding agreements as a result of normal contract maturities. Other policyholder liabilities increased $137.4 million, or 150.3%, at June 29, 2002 from December 31, 2001 primarily related to timing of transaction settlements and normal business activity. Other liabilities decreased $246.8 million, or 44.5%, at June 29, 2002 from December 31, 2001 primarily resulting from the timing of settlement of trades related to investments and decreased balances payable to brokers and affiliates. Separate account liabilities decreased $821.1 million, or 9.1%, primarily as a result of the decline in market values.

For the six months ended June 29, 2002 and June 30, 2001 cash flows provided by (used in) operating and certain financing activities were $(255.2) million and $84.3 million, respectively. These amounts include net cash provided by (used in) financing activities relating to investment contract issuances accounted for as deposit liabilities under U.S. GAAP and redemptions of $(351.8) million and $80.5 million, respectively.

Portfolio Quality

The Company principally invests in investment grade debt and equity securities. The aggregate value of the Company's investments was $10,324.3 million, including gross unrealized gains and (losses) of $165.2 million and $(144.8) million, respectively, at June 29, 2002 as compared to $10,577.4 million, including gross unrealized gains and (losses) of $191.6 million and $(228.2) million, respectively, as of December 31, 2001. The Company regularly reviews the investment securities in its investment portfolio for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeds fair value at June 29, 2002, and based upon application of the Company's accounting policy for impairment, approximately $44.1 million is at risk of being charged to earnings in the second half of 2002. Impairment losses recognized for the first six months of 2002 were $54.1 million, including $37.0 million ($23.3 million net of tax) from the telecommunications and cable industries, of which $29.5 million ($18.6 million net of tax) was recognized in the second quarter of 2002 due to the events relating to WorldCom, Inc.

In recent periods the telecommunications and cable industries have experienced significant volatility. The Company holds aggregate investments of $233.9 million as of June 29, 2002. These investments are subject to the Company's policies for other than temporary impairment. Any future losses on the Company's investments in these industries will depend upon the associated business and economic conditions.

Forward-Looking Statements

This document may include certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors.

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

Market fluctuations could negatively affect our business. Significant changes in equity market performance expose insurance companies to the risk of not earning anticipated policy fees from variable products, accelerating amortization of deferred acquisition costs, or requiring additional liabilities for death benefits exceeding the separate account balances. Market fluctuations may also increase trade volumes that could expose insurers to gains or losses in traded securities underlying its separate accounts. Declining market returns may result in lower sales of certain of our variable products.

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

            Counterparty Credit Criteria                   Credit rating
                                                         Standard & Poor's
                                                         -----------------
            Term of transaction
              Between one and five years ...........            AA-
              Greater than five years ..............            AAA
            Credit exposure limits
              Up to $50 million ....................            AA-
              Up to $75 million ....................            AAA

The conversion of interest rate and currency risk into credit risk results in a need to monitor counterparty credit risk actively. At June 29, 2002 and June 30, 2001, there were no notional amounts of long-term derivatives for which the counterparty credit criteria was rated below A3/AA-.

Following is an analysis of credit risk exposures as of June 29, 2002:

        Percentage or Notional Derivative Exposure by Counterparty
                                  Credit Rating

        Standard & Poor's
        -----------------

        AAA ..............................................    100%
        AA ...............................................      0%

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

One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities. Under this model, with all else constant, it is estimated that such a decrease, including repricing effects in the securities portfolio, would not significantly impact 2002 earnings based on the Company's current positions.

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

         Exhibit 99.1.  Certification of Chief Executive Officer.

         Exhibit 99.2.  Certification of Chief Financial Officer.

     b.  Reports on Form 8-K

         The Company filed a report on Form 8-K on April 19, 2002 reporting the Company's results for the fiscal year ended December 31, 2001.

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

                                   GE LIFE AND ANNUITY ASSURANCE COMPANY
                                   -------------------------------------
                                             (Registrant)

Date:  July 31, 2002               By:            /s/ Kelly L. Groh
                                       -----------------------------------------
                                                      Kelly L. Groh,
                                       Senior Vice President and Chief Financial
                                                         Officer
                                              (Principal Financial Officer)



Date:  July 31, 2002               By:           /s/ Susan M. Mann
                                      ------------------------------------------
                                                     Susan M. Mann,
                                             Vice President and Controller
                                             (Principal Accounting Officer)