Form 10-Q
period 2002-09-28
GE LIFE & ANNUITY ASSURANCE CO
filed 2002-10-29
CIK 1156124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-69620

GE Life and Annuity Assurance Company
(Exact name of registrant as specified in its charter)

Virginia	54-0283385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6610 West Broad Street, Richmond, Virginia	23230
(Address of principal executive offices)	Zip Code

(804) 281-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

At October 29, 2002, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of GE Life and Annuity Assurance Company is not publicly traded.

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

CONDENSED, CONSOLIDATED STATEMENTS OF CURRENT AND RETAINED EARNINGS
(Dollar amounts in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept 28, 2002	Sept 29, 2001	Sept 28, 2002	Sept 29, 2001

Revenues:
Net investment income	$152.6	$169.1	$457.7	$531.5
Net realized investment gains (losses)	32.0	(7.5)	7.0	14.1
Premiums	26.6	26.5	77.9	81.5
Cost of insurance fees	31.1	31.5	93.9	97.6
Variable product fees	26.0	32.3	88.2	100.3
Other income	11.4	10.3	33.1	31.5

Total revenues	279.7	262.2	757.8	856.5

Benefits and expenses:
Interest credited	116.9	130.7	351.8	408.9
Benefits and other changes in policy reserves	50.4	40.2	151.1	140.5
Commission expense	29.1	47.9	86.6	126.9
General expenses	31.9	30.3	73.6	94.5
Amortization of intangibles	7.8	13.4	22.1	37.6
Change in deferred acquisition costs, net	8.7	(35.4)	(6.0)	(99.1)
Interest expense	—	—	—	2.2

Total benefits and expenses	244.8	227.1	679.2	711.5

Earnings before income taxes and cumulative effect of change in accounting principle	34.9	35.1	78.6	145.0
Provision for income taxes	10.8	13.2	22.2	51.7

Earnings before cumulative effect of change in accounting principle	24.1	21.9	56.4	93.3
Cumulative effect of change in accounting principle, net of tax	—	—	—	(5.7)

Net earnings	24.1	21.9	56.4	87.6
Retained earnings at beginning of period	443.7	362.8	411.4	297.1
Dividends declared	—	(4.8)	—	(4.8)

Retained earnings at end of period	$467.8	$379.9	$467.8	$379.9

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

CONDENSED, CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollar amounts in millions except per share amounts)

	September 28, 2002	December 31, 2001
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value	$10,812.7	$10,539.6
Equity securities available-for-sale, at fair value
Common stocks	21.7	20.6
Preferred stocks, non-redeemable	3.7	17.2
Mortgage loans, net of valuation allowance	1,010.3	938.8
Policy loans	119.9	109.4
Short-term investments	1.0	40.5
Other invested assets	91.2	113.0

Total investments	12,060.5	11,779.1
Cash and cash equivalents	55.3	—
Accrued investment income	164.2	208.4
Deferred acquisition costs	828.3	853.8
Goodwill	107.4	107.4
Intangible assets	215.4	255.9
Reinsurance recoverable	158.0	151.1
Other assets	102.0	112.7
Separate account assets	7,101.3	8,994.3

Total assets	$20,792.4	$22,462.7

LIABILITIES AND SHAREHOLDERS’ INTEREST
Liabilities:
Future annuity and contract benefits	$11,029.1	$10,975.3
Liability for policy and contract claims	171.6	189.0
Other policyholder liabilities	310.1	91.4
Other liabilities	342.1	555.0
Deferred income tax liability	126.7	75.5
Separate account liabilities	7,101.3	8,994.3

Total liabilities	19,080.9	20,880.5

Shareholders’ interest:
Net unrealized investment gains (losses)	44.8	(17.4)
Derivatives qualifying as hedges	2.6	(8.1)

Accumulated non-owner changes in equity	47.4	(25.5)
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation
value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares
issued and outstanding)	25.6	25.6
Additional paid-in capital	1,050.7	1,050.7
Retained earnings	467.8	411.4

Total shareholders’ interest	1,711.5	1,582.2

Total liabilities and shareholders’ interest	$20,792.4	$22,462.7

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in millions)
(Unaudited)

	Nine Months Ended
	September 28, 2002	September 29, 2001
Cash Flows From Operating Activities
Net earnings	$56.4	$87.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in reserves	446.3	444.3
Cumulative effect of change in accounting principle, net of tax	—	5.7
Other, net	(19.2)	(130.6)

Net cash provided by operating activities	483.5	407.0

Cash Flows From Investing Activities
Short-term investment activity, net	39.5	10.1
Proceeds from sales, securitizations and maturities of investment securities and other invested assets	4,107.1	2,512.8
Principal collected on mortgage and policy loans	85.3	304.2
Purchases of investment securities and other invested assets	(4,201.7)	(2,850.4)
Mortgage and policy loan originations	(159.7)	(134.6)

Net cash used in investing activities	(129.5)	(157.9)

Cash Flows From Financing Activities
Proceeds from issuance of investment contracts	2,631.1	2,618.8
Redemption and benefit payments on investment contracts	(2,929.8)	(2,743.4)
Cash dividends to shareholders	—	(4.8)

Net cash used in financing activities	(298.7)	(129.4)

Increase in Cash and Cash Equivalents	55.3	119.7
Cash and Cash Equivalents at Beginning of Period	—	71.4

Cash and Cash Equivalents at End of Period	$55.3	$191.1

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in millions)
(Unaudited)

1.  The accompanying condensed, consolidated quarterly financial statements represent the consolidation of GE Life and Annuity Assurance Company and its subsidiary, Assigned Settlement, Inc. (collectively, “the Company”). All significant intercompany transactions have been eliminated.

2.  These financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the current and retained earnings, financial position and cash flows. The results reported in these condensed, consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Current Report on Form 8-K, dated April 19, 2002.

3.  A summary of changes in shareholders’ interest that do not result directly from transactions with the Company’s shareholders follows:

	Three Months Ended
	September 28, 2002	September 29, 2001
Net earnings	$24.1	$21.9
Unrealized gains on investment securities—net changes in value	84.0	56.9
Derivatives qualifying as hedges, net changes in value	4.0	0.6

Total	$112.1	$79.4

	Nine Months Ended
	September 28, 2002	September 29, 2001
Net earnings	$56.4	$87.6
Unrealized gains on investment securities—net changes in value	62.2	52.4
Derivatives qualifying as hedges, net changes in value	10.7	(7.6)
Cumulative effect on shareholders’ interest of adopting SFAS 133	—	(0.4)

Total	$129.3	$132.0

4.  The Company conducts its operations through two operating segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder’s wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death; and (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events.

For comparative purposes, the information presented below for the periods ended September 29, 2001 has been adjusted to reflect the elimination of goodwill amortization as discussed in Note 5.

The following is a summary of operating segment activity for the three and nine month periods ended September 28, 2002 and September 29, 2001:

	Three Months Ended
	September 28, 2002	September 29, 2001
Revenues
Wealth Accumulation and Transfer	$264.2	$246.7
Lifestyle Protection and Enhancement	15.5	15.5

Total revenues	$279.7	$262.2

Earnings before income taxes and cumulative effect of change in accounting principle
Wealth Accumulation and Transfer	$34.8	$41.8
Lifestyle Protection and Enhancement	0.1	(5.0)

Total earnings before income taxes and cumulative effect of change in accounting principle	$34.9	$36.8

	Nine Months Ended
	September 28, 2002	September 29, 2001
Revenues
Wealth Accumulation and Transfer	$710.4	$808.5
Lifestyle Protection and Enhancement	47.4	48.0

Total revenues	$757.8	$856.5

Earnings before income taxes and cumulative effect of change in accounting principle
Wealth Accumulation and Transfer	$75.1	$149.6
Lifestyle Protection and Enhancement	3.5	0.6

Total earnings before income taxes and cumulative effect of change in accounting principle	$78.6	$150.2

The following is a summary of assets by operating segment as of September 28, 2002 and December 31, 2001:

	September 28, 2002	December 31, 2001
Assets
Wealth Accumulation and Transfer	$20,628.1	$22,294.7
Lifestyle Protection and Enhancement	164.3	168.0

Total assets	$20,792.4	$22,462.7

5.  The Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology.

The Company ceased amortizing goodwill effective January 1, 2002. Simultaneously, to maintain a consistent basis for its measurement of performance, management revised previously reported segment information to correspond to the earnings measurements by which businesses will be evaluated. Goodwill amortization expense for the quarter and the first nine months ended September 29, 2001, was $1.7 million ($1.7 million after tax) and $5.2 million ($5.1 million after tax), respectively. The effect on earnings of excluding such goodwill amortization expense from the third quarter and the first nine months of 2001 follow:

	Three Months Ended
	September 28, 2002	September 29, 2001
Earnings before cumulative effect of change in accounting principle	$24.1	$21.9

Earnings before cumulative effect of change in accounting principle excluding 2001 goodwill amortization	$24.1	$23.6

Net earnings	$24.1	$21.9

Net earnings, excluding 2001 goodwill amortization	$24.1	$23.6

	Nine Months Ended
	September 28, 2002	September 29, 2001
Earnings before cumulative effect of change in accounting principle	$56.4	$93.3

Earnings before cumulative effect of change in accounting principle excluding 2001 goodwill amortization	$56.4	$98.4

Net earnings	$56.4	$87.6

Net earnings, excluding 2001 goodwill amortization	$56.4	$92.7

Under SFAS 142, the Company was required to test all existing goodwill for impairment as of January 1, 2002, on a “reporting unit” basis. A reporting unit is an operating segment unless, at businesses one level below that operating segment (the “component” level), discrete financial information is prepared and regularly reviewed by management, in which case such component is the reporting unit.

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

No goodwill impairment charge was taken as a result of the Company’s testing goodwill for impairment in accordance with SFAS 142, as of January 1, 2002.

Intangibles Subject to Amortization

	At September 28, 2002		At December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present Value of Future Profits (“PVFP”)	$537.8	$(339.5)	$564.1	$(319.3)
Capitalized software	24.1	(7.8)	16.2	(5.9)
All other	1.1	(0.3)	1.1	(0.3)

Total	$563.0	$(347.6)	$581.4	$(325.5)

Amortization expense related to intangible assets, excluding goodwill, for the third quarter of 2002 and 2001 was $7.8 million and $11.7 million, respectively and for the first nine months of 2002 and 2001 was $22.1 million and $32.4 million, respectively. The estimated percentage of the December 31, 2001 net PVFP balance before the effect of unrealized investment gains or losses, to be amortized over each of the next five years, is as follows:

2002	11.8%
2003	9.7%
2004	8.4%
2005	7.3%
2006	6.5%

Amortization expense for PVFP in future periods will be affected by acquisitions, realized capital gains/losses or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

Goodwill

There have been no changes in goodwill since December 31, 2001. As of September 28, 2002 goodwill was comprised of the following:

Wealth Accumulation and Transfer	$85.5
Lifestyle Protection and Enhancement	21.9

Total	$107.4

6.  At January 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values. The cumulative effect of adopting this standard was a one-time reduction of net earnings and shareholders’ interest of $5.7 million in the first quarter of 2001, primarily attributable to marking to market options and currency contracts used for hedging.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Three Months Ended September 28, 2002 Compared With the Three Months Ended September 29, 2001

Overview

Net earnings for the three month period ended September 28, 2002 was $24.1 million, a $2.2 million increase from the three month period ended September 29, 2001. Results for the third quarter of 2002 were relatively unchanged from the comparable period in 2001. Although the decline in the equity markets adversely impacted the Company’s product fee revenues and resulted in adjustments to amortization expense of deferred acquisition costs on variable annuities, these declines were offset by increased realized investment gains.

Operating Results

Net investment income decreased $16.5 million, or 9.8%, to $152.6 million for the three months ended September 28, 2002 from $169.1 million for the comparable 2001 period. This decrease is primarily a result of a decrease in weighted average investment yields to 5.18% for the three month period ended September 28, 2002 from 6.22% for the three month period ended September 29, 2001 due to the overall declining interest rate environment in addition to a block of floating rate securities included in the portfolio. This decrease was partially offset by higher levels of average invested assets ($11,869.5 million in the three months ended September 28, 2002 as compared to $10,952.7 million in the three months ended September 29, 2001).

Net realized investment gains (losses) increased $39.5 million to a gain of $32.0 million for the three months ended September 28, 2002 from a loss of ($7.5) million for the comparable 2001 period. Investment gains (losses) are comprised of gross investment gains and gross investment (losses). For the three month period ended September 28, 2002, gross gains and (losses) were $50.3 million and $(18.3) million, respectively. Included in these gains were $17.6 million related to a securitization transaction conducted by its indirect parent. For the three month period ended September 29, 2001, gross gains and (losses) were $10.6 million and $(18.1) million, respectively.

Variable product fees decreased $6.3 million, or 19.5%, to $26.0 million for the three months ended September 28, 2002 from $32.3 million in the comparable 2001 period. The decrease in variable product fees primarily resulted from a decline in the daily average separate account asset values as a result of unfavorable conditions in the equity markets.

Interest credited decreased $13.8 million, or 10.6%, to $116.9 million for the three months ended September 28, 2002 from $130.7 million in the comparable 2001 period. This decrease was a result of the lower crediting rates primarily attributable to floating rate liabilities in the Institutional Stable Value products (Guaranteed Investment Contracts and funding agreements) offset in part by an increase in the liabilities of the fixed account investment option of the Company’s variable annuity product.

Benefits and other changes in policy reserves includes both activity related to change in reserves for future policy benefits on long-duration life and health insurance products as well as claims costs incurred during the year under these contracts. These amounts increased $10.2 million, or 25.4%, to $50.4 million for the three month period ended September 28, 2002 from $40.2 million for the three month period ended September 29, 2001. The increase primarily relates to higher levels of mortality on the Company’s life insurance products in the three month period ended September 28, 2002 compared to the same period in the prior year and to a non-recurring release of reserves for life insurance products taken in the three month period ended September 29, 2001.

Commission expense decreased $18.8 million, or 39.2%, to $29.1 million for the three months ended September 28, 2002 from $47.9 million for the comparable 2001 period. This decrease was primarily a result of a decline in variable annuity sales attributable to unfavorable conditions in the equity markets.

Amortization of intangibles decreased $5.6 million, or 41.8%, to $7.8 million for the three months ended September 28, 2002 from $13.4 million for the comparable 2001 period. The Company’s intangible assets primarily consist of PVFP, representing the estimated future gross profit in acquired insurance and annuity contracts. During 2001, amortization of intangibles included goodwill amortization expense. The decrease is a result of a reduction in acquired insurance and annuity contracts and the discontinuation of goodwill amortization with the adoption of SFAS 142 on January 1, 2002.

Change in deferred acquisition costs, net changed $44.1 million to $8.7 million for the three months ended September 28, 2002 from ($35.4) million for the comparable 2001 period. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs and the bonus feature of certain variable annuity products. Under U.S. GAAP, these costs are deferred and recognized in relation to either premiums or gross profits underlying the contracts. This change is primarily a result of a decrease in commission expense resulting from a decline in variable annuity sales and an additional adjustment of $16 million made to amortization expense resulting from equity market performance.

Provision for income taxes decreased $2.4 million to $10.8 million for the three months ended September 28, 2002 from $13.2 million for the comparable 2001 period. The Company’s effective tax rate of 30.9% for the three months ended September 28, 2002 was 6.7 percentage points lower than the effective tax rate of 37.6% for the three months ended September 29, 2001. This decrease is primarily attributable to the tax impact in 2002 of discontinued amortization of non-deductible goodwill.

Nine Months Ended September 28, 2002 Compared With the Nine Months Ended September 29, 2001

Overview

Net earnings before cumulative effect of change in accounting principle for the first nine months of 2002 were $56.4 million, a $36.9 million, or 39.5%, decrease from the first nine months of 2001. The decline in the equity markets has adversely impacted the Company’s product fee revenues, and resulted in adjustments to amortization expense of deferred acquisition costs on variable annuities. This decline was offset by lower general expenses resulting from cost savings initiatives.

Operating Results

Net investment income decreased $73.8 million, or 13.9%, to $457.7 million for the first nine months of 2002 from $531.5 million in the prior year period. These decreases are primarily a result of a decrease in weighted average investment yields to 5.26% for the first nine months of 2002 from 6.71% for the first nine months of 2001 due to the overall declining interest rate environment in addition to a block of floating rate securities included in the portfolio. This decrease was partially offset by higher levels of average invested assets ($11,834.7 million in the first nine months of 2002 as compared to $10,832.0 million in the first nine months of 2001).

Net realized investment gains decreased $7.1 million to $7.0 million for the first nine months of 2002 from $14.1 million for the first nine months of 2001. Investment gains (losses) are comprised of gross investment gains and gross investment (losses). For the first nine months of 2002, gross gains and (losses) were $103.9 million and $(96.9) million, respectively. Included in these gains were $17.6 million related to a securitization transaction conducted by its indirect parent. For the first nine months of 2001, gross gains and (losses) were $51.5 million and $(37.4) million, respectively. The realized losses in 2002 includes the Company’s losses on securities issued by WorldCom, Inc. and its affiliates of $29.5 million ($18.6 million, net of tax). The Company’s remaining exposure to WorldCom, Inc. is $7.4 million.

Variable product fees decreased $12.1 million or 12.1%, to $88.2 million for the first nine months of 2002 from $100.3 million for the first nine months of 2001. The decrease in variable product fees primarily resulted from a decline in the daily average separate account values as a result of the unfavorable conditions in the equity markets.

Interest credited decreased $57.1 million, or 14.0%, to $351.8 million in the first nine months of 2002 from $408.9 million in the first nine months of 2001. This decrease was a result of the lower crediting rates primarily attributable to floating rate liabilities in the Institutional Stable Value products offset in part by an increase in the liabilities of the fixed account investment option of the Company’s variable annuity product.

Benefits and other changes in policy reserves includes both activity related to future policy benefits on long-duration life and health insurance products as well as claims costs incurred during the year under these contracts. These amounts increased $10.6 million, or 7.5%, to $151.1 million for the first nine months ended September 28, 2002 from $140.5 million for the first nine months ended September 29, 2001. The increase primarily relates to higher levels of mortality on the Company’s life insurance products in the first nine months of 2002 compared to the same period in the prior year and to a non-recurring release of reserves for life insurance products taken in the first nine months of 2001.

Commission expense decreased $40.3 million, or 31.8%, to $86.6 million in the first nine months of 2002 from $126.9 million in the first nine months of 2001. This decrease was primarily a result of a decline in variable annuity sales attributable to unfavorable conditions in the equity markets.

General expenses were $73.6 million for the first nine months of 2002, a decrease of $20.9 million or 22.1% over the first nine months of 2001 expense of $94.5 million. The decrease is primarily the result of reduced compensation and other cost savings initiatives.

Amortization of intangibles decreased $15.5 million, or 41.2%, to $22.1 million for the first nine months of 2002 from $37.6 million for the first nine months of 2001. The decrease is a result of a reduction in acquired insurance and annuity contracts and the discontinuation of goodwill amortization with the adoption of SFAS 142 on January 1, 2002.

Change in deferred acquisition costs, net changed $93.1 million, to $(6.0) million for the first nine months of 2002 from $(99.1) million for the first nine months of 2001. This change is primarily a result of a decrease in commission expense resulting from a decline in variable annuity sales and an additional adjustment of $16 million made to amortization expense resulting from equity market performance.

Interest expense decreased $2.2 million in the first nine months of 2002. This decrease primarily relates to obligations to a third party reinsurer for payment of transferred assets in the comparable 2001 period.

Provision for income taxes decreased $29.5 million, or 57.1%, to $22.2 million for the first nine months of 2002 from $51.7 million for the first nine months of 2001. The Company’s effective tax rate of 28.2% for the first nine months of 2002 was 7.5 percentage points lower than the effective tax rate of 35.7% for the first nine months of 2001. This decrease is primarily attributable to the tax impact in 2002 of discontinued amortization of non-deductible goodwill and the impact of recurring permanent items on lower pre-tax net income.

Financial Condition

Total assets decreased $1,670.3 million, or 7.4%, at September 28, 2002 from December 31, 2001. Total investments increased $281.4 million, or 2.4%, at September 28, 2002 from December 31, 2001. The increase was primarily a result of purchases of investments funded from operating cash flows as well as sales of certain portfolio investments. Assets invested in separate accounts decreased $1,893.0 million, or 21.0%, at September 28, 2002 from December 31, 2001 primarily related to the overall decreased market value of the underlying investment funds.

Total liabilities decreased $1,799.6 million, or 8.6%, at September 28, 2002 from December 31, 2001. Future annuity and contract benefit liabilities increased $53.8 million, at September 28, 2002 from December 31, 2001. This increase resulted primarily from the increase in liabilities for the variable annuity fixed account investment option which was partially offset by a decrease in liabilities from Institutional Stable Value products. The Company’s variable products include features such as the guaranteed minimum death benefit. The Company reinsures a majority of its exposures to these features and regularly reviews the adequacy of its reserves for its retained interest related to these products. Management believes its reserves as of September 28, 2002 are adequate. Other policyholder liabilities increased $218.7 million, at September 28, 2002 from December 31, 2001 primarily related to timing of transaction settlements and normal business activity. All other liabilities decreased $179.1 million, at September 28, 2002 from December 31, 2001 primarily resulting from the timing of settlement of trades related to investments and increased balances payable to brokers and affiliates. Separate account liabilities decreased $1,893.0 million, or 21.0%, primarily as a result of the decline in market values.

For the nine months ended September 28, 2002 and September 29, 2001 cash flows provided by operating and certain financing activities were $184.8 million and $282.4 million, respectively. These amounts include net cash used in financing activities relating to investment contract issuances accounted for as deposit liabilities under U.S. GAAP and redemptions of $(298.7) million and $(124.6) million, respectively.

Portfolio Quality

The Company principally invests in investment grade debt and equity securities. The aggregate value of the Company’s investments was $10,838.1 million, including gross unrealized gains and (losses) of $349.4 million and $(221.5) million, respectively, at September 28, 2002 as compared to $10,577.4 million, including gross unrealized gains and (losses) of $191.6 million and $(228.2) million, respectively, as of December 31, 2001. The Company regularly reviews the investment securities in its investment portfolio for impairment based on criteria that include the extent to which the carrying value exceeds market value, the duration of that market decline and the financial health and specific prospects for the issuer. Of those securities whose carrying amount exceeds fair value at September 28, 2002, and based upon application of the Company’s accounting policy for impairment, approximately $65.0 million is at risk of being charged to earnings over the next 12 months. Impairment losses recognized for the first nine months of 2002 were $67.1 million, including $37.0 million ($23.3 million net of tax) from the telecommunications and cable industries, of which $29.5 million ($18.6 million net of tax) was recognized in the first six months of 2002 due to the events relating to WorldCom, Inc.

In recent periods, the telecommunications and cable industries have experienced significant volatility. The Company holds aggregate investments in these industries of $254.6 million as of September 28, 2002. These investments are subject to the Company’s policies for other than temporary impairment. Any future losses related to the Company’s investments in these industries will depend upon the associated business and economic conditions.

Forward-Looking Statements

This document may include certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market and regulatory factors.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest rate changes may have temporary effects on the sale and profitability of the Company’s annuity, universal life, and other investment products. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by the Company’s competitors, certificates of deposit, mutual funds and similar instruments) may become more attractive to potential purchasers of the Company’s products. The Company may need to adjust certain crediting rates on its line of products in order to meet competitive pressures. The Company constantly monitors interest earnings on existing assets and yields available on new investments and sells policies and annuities that permit flexible responses to interest rate changes as part of its management of interest spreads. On certain products, the Company has minimum guaranteed crediting rates.

Interest rate risk management is important in the normal business activities of the Company. Derivative financial instruments are used by the Company to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates. As a matter of policy, the Company does not engage in derivatives transactions for purposes other than hedging.

The Company manages exposure to changes in interest rates, in part, by monitoring and managing the duration of its investment portfolio assets with the duration of its liabilities. Established practices require that derivative financial instruments relate to specific asset or liability transactions or to currency exposure, if any.

Market fluctuations could negatively affect the business. Significant changes in equity market performance exposes insurance companies to the risk of not earning anticipated policy fees from variable products, accelerating amortization of deferred acquisition costs, or requiring additional liabilities for death benefits exceeding the policyholder account balance. If the equity markets fail to improve, the Company may recognize additional amortization of deferred acquisition costs above its scheduled amortization. Market fluctuations may also increase trade volumes that could expose insurers to gains or losses in traded securities underlying its separate accounts. Declining market returns may result in lower sales of certain of our variable products.

The Company is exposed to prepayment risk in certain of its business activities, such as in its investment portfolio and annuities activities. The Company uses interest rate swaps, swaptions and option-based financial instruments to mitigate prepayment risk. These instruments generally behave based on limits (“floors”) on interest rate environment. These swaps, swaptions and option-based instruments are governed by the credit risk policies described below and are transacted in either exchange-traded or over-the-counter markets.

Counterparty credit risk is managed at our parent company’s level on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts due to the Company, typically as a result of changes in market conditions (see table below), no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

All swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below.

Counterparty Credit Criteria

Credit rating Standard & Poor’s
Term of transaction
Between one and five years	AA-
Greater than five years	AAA
Credit exposure limits
Up to $50 million	AA-
Up to $75 million	AAA

The conversion of interest rate risk into credit risk results in a need to monitor counterparty credit risk actively. At September 28, 2002 and September 29, 2001, there were no notional amounts of long-term derivatives for which the counterparty credit criteria was rated below AA-.

Following is an analysis of credit risk exposures as of September 28, 2002:

Percentage of Notional Derivative Exposure by Counterparty
Credit Rating

Standard & Poor’s
AAA	59%
AA+	35%
AA	6%

The U.S. Securities and Exchange Commission requires that registrants provide information about potential effects of changes in interest rates. Although the rules offer alternatives for presenting this information, none of the alternatives are without limitations. The following discussion is based on so-called “shock-tests,” which model effects of interest rate and currency shifts on the company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the results of shock tests for changes in interest rates, as described below, may have some limited use as benchmarks, they should not be viewed as forecasts.

One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities. Under this model, with all else constant, it is estimated that such a decrease, including repricing effects in the securities portfolio, would not significantly impact earnings for the next 12 months based on the Company’s current positions.

Item 4.     Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The management of the Company, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934 as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including our consolidated subsidiary, required to be filed in this quarterly report has been made known to them in a timely manner.

(b)  Changes in internal controls.

There have been no significant changes made in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings.

The Company, like other insurance companies, is involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurance companies, substantial damages have been sought and/or material settlement payments have been made. Except for the McBride case described below, which is still in its preliminary stages, and its ultimate outcome, and any effect on the Company, cannot be determined at this time, management believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on the Company’s Consolidated Financial Statements.

On November 1, 2000, the Company was named as a defendant in a lawsuit filed in Georgia state court related to the sale of universal life insurance policies (McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co.). On December 1, 2000, the Company successfully removed the case to the United States District Court for the Middle District of Georgia. The complaint is brought as a class action on behalf of all persons who purchased certain universal life insurance policies from the Company and alleges improper sales practices in connection with the sale of universal life policies. No class has been certified. On February 27, 2002, the Court denied the Company’s motion for summary judgment. The McBride litigation is still in its preliminary stages, and its ultimate outcome, and any effect on the Company, cannot be determined at this time. The Company intends to defend this lawsuit, including plaintiff’s efforts to certify a nationwide class action, vigorously.

Item 6.     Exhibits and Reports on Form 8-K.

a.  Exhibits

Exhibit 12.	Computation of ratio of earnings to fixed charges.

Exhibit 99.1.	Section 906 Certification of Chief Executive Officer

Exhibit 99.2.	Section 906 Certification of Chief Financial Officer

b.  Reports on Form 8-K

The Company filed a report on Form 8-K on April 19, 2002 reporting the Company’s results for the fiscal year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE LIFE AND ANNUITY ASSURANCE COMPANY (Registrant)

By:	/s/ KELLY L. GROH
Kelly L. Groh, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date:  October 29, 2002

By:	/s/ SUSAN M. MANN
Susan M. Mann, Vice President and Controller (Principal Accounting Officer)

Date:  October 29, 2002

CERTIFICATIONS

I, Pamela S. Schutz, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of GE Life and Annuity Assurance Company.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAMELA S. SCHUTZ
Pamela S. Schutz Chief Executive Officer

Date:  October 29, 2002

I, Kelly L. Groh, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of GE Life and Annuity Assurance Company.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KELLY L. GROH
Kelly L. Groh Chief Financial Officer

Date:  October 29, 2002