Form 10-K
period 2002-12-31
GE LIFE & ANNUITY ASSURANCE CO
filed 2003-03-07
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For	the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For	the transition period from ____________ to ____________

Commission file number 333-69620

GE LIFE AND ANNUITY ASSURANCE COMPANY

(Exact name of registrant as specified in its charter)

Virginia	54-0283385
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

6610 West Broad Street Richmond, Virginia	23230	(804) 281-6000
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

At March 7, 2003, 25,651 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000.00 per share were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 7, 2003. None.

PART I

Item 1. Business

GE Life and Annuity Assurance Company (the “Company”, “we”, “us”, or “our” unless context otherwise requires) is a stock life insurance company operating under a charter granted by the Commonwealth of Virginia on March 21, 1871 to The Life Insurance Company of Virginia. General Electric Capital Corporation (“GE Capital”) acquired us from Aon Corporation on April 1, 1996. GE Capital subsequently contributed us to its wholly owned subsidiary, GE Financial Assurance Holdings, Inc., (“GE Financial Assurance”) and ultimately the majority of the outstanding common stock to General Electric Capital Assurance Company (“GECA” or “GE Capital Assurance”). As part of an internal reorganization of GE Financial Assurance’s insurance subsidiaries, the Harvest Life Insurance Company (“Harvest”) merged into us on January 1, 1999. At this time we were renamed GE Life and Annuity Assurance Company. Harvest’s former parent, Federal Home Life Insurance Company (“Federal”), received our common stock in exchange for its interest in Harvest.

We principally offer annuity contracts, institutional stable value products, and life insurance. We do business in the District of Columbia and all states, except New York. Our principal offices are located at 6610 West Broad Street, Richmond, Virginia 23230.

We are one of a number of subsidiaries of GE Financial Assurance, a holding company that, through its subsidiaries, provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products, and consumer protection packages primarily in North America and Asia. GE Financial Assurance’s product offerings are divided along four major segments of consumer needs: (1) Wealth Accumulation and Transfer, (2) Mortgage Insurance, (3) Lifestyle Protection and Enhancement, and (4) Auto and Home Insurance.

As an integral part of GE Financial Assurance, we are able to leverage the strengths of a global organization. We do so to offer consumers a wide variety of products through the convenience of diverse distribution channels. In addition, we are able to utilize GE Financial Assurance’s centers of excellence to provide world-class customer service within a competitive cost structure.

Our financial information, including the information contained in this report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the above mentioned reports, may be viewed at the United States Securities and Exchange Commission (“SEC”) Public Reference Room in Washington, D.C., or at the SEC’s Internet site at www.sec.gov.

Ownership

GE Financial Assurance indirectly owns approximately ninety-seven percent of our outstanding common stock. The stock is owned directly by GE Capital Assurance and Federal. GE Capital Assurance, which directly owns approximately eighty-five percent of our outstanding common stock, and Federal, which owns approximately twelve percent of our outstanding common stock, are both indirectly owned by GE Financial Assurance. The remaining shares of our outstanding common stock are owned by Phoenix Life Insurance Company, Inc. (“Phoenix”). All of our outstanding non-voting preferred stock is owned by GE Financial Assurance. GE Financial Assurance was a wholly owned subsidiary of GE Capital at December 31, 2002, which in turn is wholly owned, directly or indirectly, by General Electric Company (“GE”).

On March 5, 2003, GE Capital contributed all of GE Financial Assurance outstanding common stock to GEI, Inc., a newly formed holding company. GEI, Inc., is a wholly-owned subsidiary of GE Capital.

Strategy

We believe that the following trends have increased and will continue to increase the demand for innovative retirement products and services to solve financial needs and challenges:

•	changes in demographics such as the increased number of baby boomers entering middle and late middle age;

•	longer life expectancies due to healthy lifestyles and medical advances;

•	the reduction in government- and employer-sponsored benefit programs; and

•	growth of the new middle income classes and the shift towards consumers taking control of their own investment, retirement, and protection needs.

Our strategy, which is integrated with the strategy of GE Financial Assurance’s other insurance companies, is designed to meet the consumers’ financial needs created by these trends by offering a broad array of insurance and investment products and services through our two primary channels of distribution.

Our approach is to maintain distinct product and distribution capabilities designed to deliver innovative products and services that help consumers invest, protect, and retire. Most of our products are targeted at middle- to upper-income consumers. To date, we have operated entirely in the United States.

Our strategy is to be a consumer financial solutions provider through:

•	intense customer focus;

•	expansion of product and distribution channels through core business growth; and

•	cost and speed competitiveness.

These elements are further supported by a strong foundation of operating fundamentals. Our strategy consists of the following four elements:

• Customer Focus. We focus on two sets of customers: (1) consumers and (2) distribution partners/producers. Our core concept is to be customer needs driven and to simplify consumers’ financial lives. To accomplish this, we offer not only products but also financial planning tools and education to enable personalized solutions that provide options and choices for consumers and their advisors. By providing financial solutions for every stage of a consumer’s life, either directly or through our affiliates, we believe we will differentiate ourselves from our competitors and create an affinity with customers that will translate into lifetime relationships. In addition, we focus on continuously expanding the support services and technology offered to our distribution channels

• Growth. This element begins with our focus on driving core business growth, building our distribution capabilities, and maintaining a broad range of fresh, innovative products and services. We focus on key customer groups and distribution channels that are well positioned to maximize marketplace penetration. We believe that our customers are becoming increasingly sophisticated in assessing their needs for savings, insurance, and retirement. Our products and services are designed to meet needs based on input from consumers and the distributors who service them. To obtain this input, we endeavor to create and maintain direct contact with both our key consumer and distribution groups. We see branding as increasingly important in the competitive financial services industry. We therefore actively promote the GE brand, which is highly attractive to consumers and distributors.

Our distribution strategy is focused on penetrating our targeted markets through two types of distribution methods: intermediaries and career or dedicated sales forces.

Through each distribution method, we believe core growth will be driven by the following factors:

•	strong product development;

•	disciplined marketing and sales;

•	expansion of specific distribution relationships; and

•	selective cross marketing of products.

In addition, we believe our commitment to technology investments has allowed us to capitalize on two fundamental opportunities to further accelerate our growth:

(1) making our existing businesses and ways of serving consumers more effective by being faster and more cost efficient; and

(2) creating entirely new product and service capabilities or processes to build new ways of reaching consumers and our distributors.

Although our primary focus is on increasing our sales of existing products by enhancing our marketing, new product development and service capabilities, and driving distribution efficiency, we will continue to consider opportunities to enter new markets. We believe entry into these new markets will be accomplished through:

•	development of new products for sale through existing or new channels;

•	creation of new distribution segments; and

•	alliances with entities with presence in attractive markets or distribution channels.

• Cost and Speed Competitiveness. We recognize that consolidation in the financial services industry will create fewer, but larger, competitors. Our ability to effectively compete will be dependent upon many factors, including our ability to maintain or achieve operating scale and reduce our expenses through areas such as eliminating duplicate functions, utilizing affiliates in lower cost locations (such as India) to centralize back office processes, leveraging buying power, and the use of enhanced technology to achieve operational efficiencies. In addition, we believe the speed and responsiveness of business processes is critical to being competitive. While we believe that the diversity of GE Financial Assurance’s distribution channels is also a competitive advantage, we recognize the need to coordinate our efforts with our affiliates to provide a unified face to our customers and distributors. We are committed to service excellence through the implementation of quality initiatives and technology to provide timely and efficient response to all consumer inquiries, needs, and requests. In addition, we are continuously analyzing means by which we can leverage technology. We believe the benefits from this initiative include improved customer service, expanded product and service offerings, and increased operating efficiency for both our customers and us. We believe that our continued success will be predicated upon our ability to achieve game-changing efficiencies through the use of new technologies, digital processes, and the Internet.

• Strong Foundation of Operating Fundamentals. Our dedication to providing quality products to our customers rests on maintaining a strong risk management, compliance and controllership focus. We believe this focus provides a solid foundation for our successful execution of our business strategy. Risk management, compliance and controllership processes and practices have been a long-standing strength of ours. We have developed processes and practices appropriate for our operating businesses by leveraging the experience of the GE system. We maintain a dynamic system of internal controls designed to ensure financial reporting, appropriate design of products and management of in force blocks of business, sound investment management, adherence to compliances and regulatory practices, protection of physical and intellectual property, and efficient use of resources.

Operating Segments

Our products are divided along two of GE Financial Assurance’s four segments of consumer needs:

•	Wealth Accumulation and Transfer and

•	Lifestyle Protection and Enhancement.

Wealth Accumulation And Transfer Segment

Customers use Wealth Accumulation and Transfer products as vehicles for accumulating wealth, often on a tax-deferred basis, providing income during retirement, transferring wealth to beneficiaries, or providing a means to replace the insured’s income in the event of premature death.

Our principal product lines under the Wealth Accumulation and Transfer segment are:

•	deferred annuities (variable and fixed);
•	institutional stable value products (guaranteed investment contracts (“GICs”) and funding agreements); and
•	life insurance (universal, variable, and interest sensitive).

Principal Products

Deferred Annuities

Premiums related to single and flexible premium deferred annuities are reported as deposit liabilities in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Variable Annuities. A variable annuity has an accumulation period and a payout period. The main difference from fixed annuities is that the contractholder can place all or a portion of their premiums in a separate account maintained for variable annuities, distinct from our general assets and liabilities. Assets held in separate accounts supporting variable annuity contracts aggregated $6,962.5 million, $8,739.5 million, and $10,112.6 million, at December 31, 2002, 2001, and 2000, respectively. Our deposit liabilities not held in the separate account for variable annuities (i.e., amounts included in future annuity and contract benefits on the Consolidated Balance Sheets) were $1,929 million, $1,319 million, and $541 million as of December 31, 2002, 2001, and 2000, respectively. Our deposits received for variable annuities during these same periods were $1,595 million, $2,279 million, and $3,152 million, respectively.

Contract holders have the discretion to allocate their premiums among several available subaccounts (which invest in portfolios of mutual funds), as well as a fixed account, which is part of the general account assets. The cash surrender value of a variable annuity policy depends on how long payments have been in the policy and the performance of the underlying funds in which the contract holder has allocated assets. There is no guaranteed minimum rate of return in the subaccounts. Similarly, during the variable annuity’s payout period, the payments distributed may fluctuate with the performance of the underlying subaccounts selected (a fixed annuity payout may also be available depending upon the individual contract provisions). Variable annuities provide us with fee-based revenue in the form of mortality and expense charges, as well as administrative fees charged to assets allocated to the separate account.

Many of our variable products include guaranteed minimum death benefit (“GMDB”) features. As of December 31, 2002, the account value of these products was approximately $8,685 million, with related death benefit exposure of $2,287 million. Approximately 73% of this in-force exposure is reinsured. At December 31, 2002, policies with GMDB features not covered by reinsurance, had an account value of $2,383 million and a related death benefit risk of $409 million. In addition to reinsurance, we establish reserves equal to the accumulated value of the charges for the benefit less any death benefit claims. These reserves are then tested stochastically, using historical return and volatility parameters, to ensure that they are adequate. We evaluate our pricing of the GMDB features and seek price increases when appropriate. Due to reinsurers withdrawing from the market place and revising their quoting processes, we do not anticipate reinsurance to be a viable method of transferring risks for new business in the future.

We have not offered, and do not anticipate offering, variable annuity products with guaranteed minimum income benefits that (i) allow the customer an option whether to exercise the guarantee after the contract has been issued, (ii) allow the customer to allocate assets among multiple subaccounts and (iii) allow the customer to time the market with lump sum investments. These types of products are sometimes referred to as Guaranteed Minimum Income Benefit (“GMIB”) products. In addition, we have not offered variable annuity products with guaranteed minimum accumulation benefits, which are sometimes referred to as Guaranteed Minimum Accumulation Benefit (“GMAB”) products.

One of our variable annuities, the GE Retirement Answer (“GERA”) annuity, does guarantee a minimum income stream at the end of the accumulation period. However, GERA does not have the other features of a GMIB product described above. GERA is a variable deferred annuity that has a minimum 10-year scheduled purchase payment period. The customer must select the annuitization date at the time of application. The purchase payments are systematically allocated to a single underlying balanced investment portfolio managed by an affiliate. If a contract holder makes the required scheduled payments, they are guaranteed a minimum income stream at the end of the accumulation period. This payment stream may be higher than the minimum based upon the performance of the underlying separate accounts of the product. GERA was a new product in 2002 and our deposits received were $60.7 million. GERA has a different risk profile than the GMIB products discussed above. Purchase payments are invested in a single, balanced portfolio, avoiding the potential concentration of investment risk in less diversified sub-accounts. The scheduled purchase payments automatically “dollar cost average” the investments during the accumulation period. This dollar cost averaging provides some protection against significant losses during periods of market volatility. GERA also has a ten-year minimum accumulation period and a minimum ten-year payout period, providing further protection against short term market volatility.

Fixed Annuities. A fixed single premium deferred annuity (“SPDA”) provides for a single premium payment at time of issue, an accumulation period, and an annuity payout period commencing at some future date. A flexible premium deferred annuity (“FPDA”) provides the same features but allows the owner to make additional payments into the contract. Initially, we credit the account value of the annuity with interest earnings at a current interest rate (the crediting rate) that is guaranteed for a period of time. After this period, the crediting rate is subject to change based on prevailing market rates and product profitability. Each contract also has a minimum guaranteed rate. The accrual of interest during the accumulation period is generally on a tax-deferred basis to the contractholder. After the number of years specified in the annuity contract, the owner may elect to have the proceeds of the annuity paid as a single payment, a specified income for life, or a specified income for a fixed number of years. The owner is permitted at any time during the accumulation period to withdraw all or part of the premium paid plus the amount credited to his account subject to contract provisions which vary from product to product, such as surrender charges and market value adjustments. Our deposit liabilities for fixed annuities as of December 31, 2002, 2001, and 2000 were $944.9 million, $1,030 million, and $1,158 million, respectively. Our deposits received for these same periods were $59.2 million, $99.2 million, and $1.2 million, respectively.

At least once each month, we establish an interest-crediting rate for our new fixed SPDA policies and new deposits into FPDA policies. In determining our interest-crediting rate on new deposits, management considers our competitive position, prevailing market rates, and the profitability of the annuity products. After contract issue, we maintain the initial crediting rate for a minimum period of one year. Thereafter, we may adjust the crediting rate not more frequently than once per year for a given deposit. Interest rates credited on our in-force SPDA and FPDA policies ranged from 3.0% to 6.1% during 2002. All of our fixed annuity products have minimum guaranteed crediting rates ranging from 3.0% to 4.0% for the life of the contract.

A subset of our fixed annuities is the fixed market value adjusted deferred annuity (“MVA”). This annuity is an SPDA with an MVA feature that increases or decreases the surrender value of the contract in the event that a contractholder surrenders the annuity prior to the end of the guarantee term. The MVA reflects changes in interest rates since the beginning of the guarantee term, thereby protecting us from losses due to higher interest rates at the time of surrender. Our MVA annuities generally have terms of 5, 7, 8, and 10 years. Interest rates credited on our in-force MVA policies ranged from 3.0% to 6.5% during 2002. In 2002, issued MVA policies had surrender charges of 6.0% of the account value starting in the year of policy issue and will decrease to zero at the annuity commencement date (generally age 90 or 10 years after issue). The owner may withdraw the previous 12 months of interest without penalty. At least once each month, we establish an interest-crediting rate for new MVA policies. In determining our interest-crediting rate on new policies, management considers our competitive position, prevailing market rates, and the profitability of the MVA annuity product. After policy issue, we maintain the initial crediting rate for the guarantee period. Thereafter, the policy may renew into any guarantee term from those that we offer. The minimum guaranteed crediting rate for the MVA annuity product is 3% for the life of the policy. The fixed MVA annuity was a new product in 2002. Our deposit liabilities as of December 31, 2002 were $47.9 million and our deposits received for the year ended December 31, 2002 were $47.1 million.

Institutional Stable Value Products

GICs are purchased by Employee Retirement Income Security Act (“ERISA”) qualified benefit plans including, but not limited to, 401(k) plans where plan participants elect a stable value option. Funding agreements, which operate substantially similarly to GICs, are purchased by institutional accredited investors for various kinds of funds and accounts that are not ERISA qualified. Examples of purchasers include money market funds, bank common trust funds, and other corporate and trust accounts. Our deposit liabilities for institutional stable value products as of December 31, 2002, 2001, and 2000 were $5,263 million, $5,960 million, and $5,568 million, respectively. Our sales for the years ended December 31, 2002, 2001, and 2000 were $724.9 million, $1,361 million, and $1,945 million, respectively.

GICs typically credit interest at a fixed interest rate and have a fixed maturity typically ranging from 2 to 6 years. A small percentage of our GICs (based on dollar amount) use an index instead of a fixed rate. Both rates and maturities are set at the time of sale. Substantially all GICs allow for the payment of benefits at contract value to ERISA plan participants in the event of death, disability, retirement, or change in investment election. We underwrite these risks before issuing a GIC to a plan. We rarely pay out under these options. In addition, we require plans buying our GICs to have certain restrictions on participant transfers to money market and similar funds in order to reduce disinter-mediation risk. Our GICs can also be terminated prior to their maturity by the contractholder, but only after an adjustment to the contract value for changes in the level of interest rates and the application of a significant penalty (net payment amount may not exceed contract value).

Funding agreements credit interest at a rate that is indexed to U.S. Dollar LIBOR (London Interbank Offered Rate) or that is fixed at the time of purchase. Indexed funding agreements are typically renewed annually, however, a majority of these contracts contain a “put” provision through which either the company or the contract holders can terminate the funding agreement after giving notice within the contract’s specified notice period (generally a period of 90 days or less). The aggregate amount of outstanding funding agreements with put option features were approximately $1,875 million and $2,325 million as of December 31, 2002 and December 31, 2001, respectively. We have an established a committed line of credit with GNA Corporation, an indirect parent, to provide liquidity in the event of an unusual level of early terminations. We have an aggregate amount outstanding of $685 million of funding agreements that contain no early termination provision and are used by contract holders to back notes they issue to investors.

The risk management process for funding agreements requires controls on both the liabilities and the assets supporting this product. The liabilities have limits on exposure to a customer, on “put” exposure to individual customers and on the overall portfolio put exposure. Further, we have established limits for exposure to asset types, maturity terms, index mismatch, and quality ratings. Collectively, we believe these risk management approaches provide for sound product line liquidity.

Life Insurance

We offer permanent life insurance products that provide protection for the entire life of the insured and allow for cash value accumulation. These products include variable life, variable universal life (“VUL”), interest-sensitive whole life (“ISWL”), and universal life insurance (“UL”). Our life insurance policies provide a death benefit payable upon death of the insured. Owners of permanent insurance pay premiums that are applied to account value, net of any expense charges. We deduct cost of insurance charges, which vary by age, gender, plan, and class of insurance from the account value. We determine our cost of insurance each year in advance, which is subject to a maximum stated in each policy. The owner may access account value through policy loans, partial withdrawals, or full surrender of the policy. Some withdrawals and surrenders are subject to surrender charges. Our annualized premiums of life insurance in-force for the years ended December 31, 2002, 2001, and 2000 were $211.8 million, $238.8 million, and $265.9 million, respectively. First year premiums received for these same periods were $28.1 million, $37.5 million, and $47.3 million, respectively.

Our life insurance policies provide a death benefit payable upon death of the insured. Owners of permanent insurance pay premiums that are applied to account value, net of any expense charges. We deduct from the account value cost of insurance charges, which vary by age, gender, plan, and class of insurance. We determine our cost of insurance each year in advance, which is subject to a maximum stated in each policy. The owner may access account value through policy loans, partial withdrawals, or full surrender of the policy. Some withdrawals and surrenders are subject to surrender charges.

We credit the account value for ISWL and UL policies with interest at an interest rate we determine in advance and generally guarantee for a policy year at a time. Policies have a minimum credited interest rate, which varies by policy and ranges from 4.0% to 5.5%. ISWL and UL differ in two major ways. ISWL requires the contractholder to pay a fixed premium we determine each year, while UL allows a contractholder to determine the amount of premium to be paid, subject to certain minimum and maximum values. Also, the ISWL death benefit is fixed at issue, while the contractholder may decrease and (subject to evidence of good health) increase the death benefit on a UL policy.

The main difference between variable life and VUL insurance from non-variable life insurance is that the policyholder can place all or a portion of their premiums in a separate account that is maintained for the relevant variable life insurance policies and that is distinct from our general assets and liabilities. Assets held in separate accounts supporting variable life insurance policies aggregated $220.3 million, $254.8 million, and $280.6 million, at December 31, 2002, 2001, and 2000, respectively. Policyholders may elect to allocate their premiums among several investment subaccounts with varying degrees of risk and investment objectives. A variable life or VUL insurance policy’s cash surrender value depends on the policy’s age and the performance of these underlying funds. There is no guaranteed minimum rate in the subaccount components of variable life insurance. Variable life and VUL insurance policies provide us with fee-based revenue in the form of mortality and expense fees and administrative fees charged to the separate account and/or the policyholder’s account.

Lifestyle Protection and Enhancement Segment

Customers use Lifestyle Protection and Enhancement products to protect their income and assets from the adverse economic impacts of significant health care costs.

Products

Our principal product line under the Lifestyle Protection and Enhancement segment is accident and health insurance. The primary product in this line is Medicare supplemental insurance. Our Medicare supplemental insurance covers all Medicare eligible expenses incurred for hospitalization to the extent not covered by Medicare. These products are sold to individuals through career agents.

Product/Service Centers

Our primary product service centers for creating and servicing our products are as follows:

•	the annuity and institutional stable value product businesses operate primarily in Richmond, Virginia; and

•	the life insurance and accident and health business operates primarily in Lynchburg, Virginia

We leverage GE Financial Assurance’s global presence to support these service centers through an affiliate’s operations in India. The Indian operations provide call center support, internet assistance, and new business administration to promote cost efficiencies and to enhance customer service.

Ratings

Ratings with respect to financial strength have become an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in our Company and our ability to market our products. The following reflects ratings for each of the rating agency’s opinion of our financial strength, operating performance, and ability to meet our obligations to policyholders.

A.M. Best Rating	S&P Rating	Moody’s Rating
A+ (superior)	AA (very strong)	Aa2 (excellent)

Marketing and Distribution

We currently distribute our products through two primary channels:

•	intermediaries, such as banks, securities brokerage firms, brokerage general agencies (“BGAs”), financial planning firms, accountants, affluent market producers, and specialized brokers; and

•	career or dedicated sales forces.

GE Financial Assurance has developed a web portal called GEFinancialPro.com for our distribution channels and for those of our affiliates. This web portal improves productivity for financial intermediaries and agents by enabling business submissions, account tracking, and status updates through the Internet. In addition, GE Financial Assurance has developed The GE Financial Service site, GEFinancialService.com, for intermediaries and consumers. The GE Financial Service site provides similar services for these customers, giving them the ability to change information like addresses and their investment accounts online.

Intermediaries

Banks and Securities Brokerages. Banks and securities brokerage firms are a significant channel for our fixed and variable annuities, and life insurance products. This channel is focused on the growing retirement income market and has increased the sales force to capture a larger share of the variable annuity marketplace.

Approximately 26% of our variable annuity product sales in 2002 were through two national stock brokerage firms. However, we do not believe that the loss of such business would have a long-term adverse effect on our business and operations due to our competitive position in the marketplace, the availability of business from other distributors, the growth of the independent broker-dealer and financial planner channels, and our mix and penetration of other products.

BGAs. We, as well as our affiliates, distribute many of our products through more than 300 independent insurance brokerage firms located throughout the United States. These BGAs market our products through licensed insurance agents or brokers, who also represent other companies. We believe our consistent commitment to this system has helped us earn a reputation as a leading provider of insurance products among BGAs.

Financial Planners, Accountants, and Affluent Market Producer Groups. We sell some of our products through financial planners, accountants, and affluent market producer groups. These groups emphasize providing investment and insurance products to middle and upper income individuals. We believe that financial planners, accountants, and affluent market producer groups present a sound opportunity for growth within the intermediary distribution channel.

Specialized Brokers. We sell GICs via fund managers, employee benefit investment advisors, directly to large employee benefit plans, and through GIC brokers. We sell funding agreements directly, as well as through brokers.

Career or Dedicated Sales Forces

Our career or dedicated sales forces consist primarily of non-employees who sell some of our products on an exclusive basis. All non-employee dedicated sales force agents are affiliated with an insurance agency. We compensate dedicated sales forces primarily on a commission basis.

These agents develop customized solutions for customers’ future financial requirements by using our annuity and life insurance products. They offer customers financial profiles to assist their understanding and development of financial objectives. They identify prospective customers through:

•	direct mail solicitation;
•	educational seminars;
•	policyholder referrals; and
•	targeted promotions linked to our national advertising campaigns.

Employees

We had approximately 726 employees as of December 31, 2002.

Competition

We operate in a highly competitive environment. We believe GE Financial Assurance has assembled a unique collection of products and distribution channels, in which we participate. However, there are competitors that also have assembled a similar array of financial products and have similar strategic goals. We believe that the principal competitive factors in the sale of insurance and annuity products are product features, commission structure, perceived stability of the insurer, issuer financial strength ratings, service, name recognition, price, and cost efficiency. Many other companies are capable of competing for sales in our target markets. Our ability to compete is affected in part by our ability to provide competitive products and quality service to the consumer, general agents, licensed insurance agents, and brokers. However, we believe that we compete primarily on the basis of our high level of customer focus, our brand and financial strength, and our competitively priced products.

Risk Management, Compliance, and Controllership

We maintain a strong commitment to risk management and compliance. For example, our commitment to risk management processes, compliance, and controllership processes includes requiring underwriting of all new products and reviews of all existing product performance, both of which are reviewed by a team of risk managers and actuaries. In addition, both internal and external periodic reviews of our products, internal processes, and pricing strategies are conducted. We also have obtained Insurance Marketplace Standards Association (“IMSA”) certification and have committed to engrain compliance into each and every business function that touches our customers. Our compliance objective is not to just comply with rules and regulations but also demonstrate a level of business integrity that instills consumer trust in our products and in the insurance industry in general. We were awarded the American Council of Life Insurers highest award for integrity, the ACLI Integrity First Award, for the second straight year.

We maintain a dynamic system of disclosure controls and procedures, including internal controls over financial reporting designed to ensure reliable financial record-keeping, transparent financial reporting and disclosure, and protection of physical and intellectual property. We utilize internal auditors who conduct various audits each year. Senior management oversees the scope and results of these reviews. We continuously reinforce key employee responsibilities around the world through GE’s integrity policies, our “Spirit & Letter”, which requires compliance with law and policy, including financial integrity and avoiding conflicts of interest. These integrity policies are provided to each employee. The team of internal auditors conducts extensive inquires into compliance with these policies. A strong compliance culture requires employees to raise any concerns and prohibits retribution for doing so. All employees, including top management, are accountable for compliance with integrity policies.

We are keenly aware of the importance of full and open presentation of our financial position and operating results. To facilitate this, we maintain a Disclosure Committee, which consists of senior executives who possess exceptional knowledge of our business. We have asked this Committee to evaluate our disclosure controls and procedures, as well as the completeness and accuracy of our financial disclosures, and to report their findings to us.

Underwriting

Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept. Our underwriters evaluate each policy application on the basis of the information provided by the applicant and others. We follow detailed and uniform underwriting practices and procedures, including using certified digital underwriting applications, designed to properly assess and quantify risks before issuing coverage to qualified applicants. The long-term profitability of our products is affected by the degree to which future experience deviates from these assumptions.

Reserves

We establish and carry as liabilities actuarially determined reserves that are calculated to meet our future obligations. Future benefit liabilities for traditional long-duration life insurance contracts and accident and health insurance are based on assumptions with regard to interest, mortality, morbidity, and voluntary withdrawal, and were determined at the date of issue of the policy or date of acquisitions, and may include margins for adverse deviation. These assumptions are appropriate for the contracts being valued, and are computed such that, the reserve amounts, together with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet our policy obligations for withdrawal, morbidity, and death.

Future benefit liabilities for non-traditional long duration contracts such as interest sensitive life, variable annuities and variable life insurance, are generally based on policyholder account values, to include premiums collected, interest credited, deduction of policy charges, and market performance. Reserves for guaranteed minimum death benefits for variable annuities are based on accumulated charges less claims. Reserves include contract reserves, unearned premiums, due and unpaid premiums, premium deposits, claims reported but not yet paid, and claims incurred but not reported.

The stability of non-traditional long duration contract reserves on contracts such as interest sensitive life, variable annuities, and variable life insurance is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are generally assessed a surrender charge during a penalty period ranging up to 10 years. Depending on the product, the basis for surrender charges can be a percentage of premium, a percentage of accumulation value or a factor related to face amount of insurance. Such percentages and factors generally decrease gradually during the penalty period. Surrender charges are set at levels to protect us from loss on early terminations. This lengthens the effective duration of policy liabilities and improves our ability to maintain profitability on such policies. For traditional long duration contracts, funds are either not available for withdrawal or are based on fully withdrawalable fixed tables of surrender values.

Reinsurance

We follow the industry practice of reinsuring (ceding) portions of our insurance risks with reinsurance companies. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain on any one life, and also to continue writing a larger volume of new business. The maximum amount of individual life insurance we normally retain on any one insured with an issue age up to 75 is $1 million and for issue ages over 75 is $100,000. Certain accident and health insurance policies are reinsured on either a quota share or excess of loss basis. We also use reinsurance for our GMDB options offered in variable annuities. We cede insurance primarily on a “treaty” basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a “facultative” basis, under which the reinsurer’s prior approval is required on each risk reinsured. The types of reinsurance we use do not discharge us from liability on the insurance ceded. We are required to pay the full amount of our insurance obligations regardless of whether we are entitled or able to receive payments from the reinsurer. We do not have significant concentrations of reinsurance risk with any one reinsurer.

Regulation

General Regulation at State Level

Our insurance business is subject to comprehensive state regulation and supervision throughout the United States. The laws of the various jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing to transact business, licensing agents, admitting of assets, regulating premium rates, approving policy forms, regulating unfair trade and claims practices, establishing reserve requirements and solvency standards, fixing maximum interest rate on life insurance policy loans and minimum rates for accumulation of surrender values, restricting certain transactions between affiliates, and regulating the type, amounts, and valuations of investments permitted.

State statutory and regulatory restrictions limit the amount of dividends or distributions an insurance company may pay to its shareholders without regulatory approval.

Virginia, our state of domicile, allows insurance companies domiciled in the state to pay dividends up to the lesser of 10% of prior year statutory surplus or 100% of prior year statutory net gain from operations. Dividends paid or distributed within any twelve consecutive months in excess of the prescribed limits are deemed extraordinary and require formal approval by the Commonwealth of Virginia State Corporation Commission, Bureau of Insurance (the “Commission”).

Virginia insurance laws provide that no person may acquire control of us without the prior approval of the Commission. Any person who acquires beneficial ownership of 10% or more of our voting securities would be presumed to have acquired control. However, the Commission may, upon application, determine otherwise.

We are required to file detailed annual statements with the Commission and with insurance supervisory departments in each of the jurisdictions in which we do business. Our operations and accounts are subject to examination by these departments at regular intervals. We prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the Commission, our principal insurance regulator. Prescribed statutory accounting practices include publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations, and general administrative rules.

The NAIC has established risk-based capital (“RBC”) standards to determine the amount of Total Adjusted Capital (as defined by NAIC) that an insurance company must have, taking into account the risk characteristics of such company’s investments and liabilities. The formula establishes a standard of capital adequacy that is related to risk. The RBC formula establishes capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirements are determined by applying specified factors to various assets, premium, reserve and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The formula is used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized companies for the purpose of initiating regulatory action. At December 31, 2002, each of our insurance subsidiaries had total adjusted capital in excess of amounts requiring company action or any level of regulatory action at any prescribed RBC Level.

For each category, the capital requirements are determined by applying specified factors to various asset, premium, reserve, and other items. The factor will be higher for items with greater underlying risk and lower for items with less risk. Insurance regulators use the formula as an early warning tool to identify deteriorating or weakly capitalized companies for the purpose of initiating regulatory action.

Regulatory Initiatives

State insurance regulators and the NAIC are continually re-examining existing laws and regulations, with a specific focus on insurance company investments and solvency issues, risk-adjusted capital guidelines, interpretation of existing laws, development of new laws, implementation of non-statutory guidelines, and circumstances under which dividends may be paid.

These initiatives may be adopted by the various states in which we are licensed. However, the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time. It is impossible to predict the future impact of changing state and federal regulations on our operations. In addition, there can be no assurance that existing or future insurance-related laws and regulations will not become more restrictive.

Regulation at Federal Level

Although the federal government does not directly regulate the business of insurance, federal legislation and administrative policies in several areas, including financial services regulation, pension regulation, and federal taxation, can significantly and adversely affect the insurance industry and our business.

For example, the federal government has from time to time considered other legislative or regulatory changes that could affect us. This includes:

•	legislation relating to the deferral of taxation on the accretion of value within certain annuities and life insurance products;

•	changes in ERISA regulations; and

•	the alteration of the federal income tax structure.

The ultimate effect of any of these changes, if implemented, is uncertain. However, both the persistency of our existing products and our ability to sell products may be materially impacted in the future.

Another example is the implementation of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA established various requirements related to health benefit plans including medical, dental, and long-term care insurance plans. It generally applies to insurers, providers, and employers. When enacted in 1996, its initial focus was on health benefit plan portability. HIPAA also contains administrative simplification and privacy provisions that were designed to encourage the electronic exchange of health care information and the protection of personal health information. The privacy provisions are to be implemented through regulations issued by the Secretary of Health and Human Services, which regulations were issued in December 2000. The earliest compliance date for the new regulations is April 2003. HIPAA provides for significant fines and other penalties for wrongful disclosure of protected health information. We have modified certain aspects of our infrastructure and procedures to comply with the new requirements. However, we do not expect these changes to have a material impact on our business.

Securities Laws

Some of our policies and contracts are subject to regulation under the federal securities laws administered by the SEC and certain state securities laws. Some of our separate accounts are registered as unit investment trusts under the Investment Company Act of 1940, as amended. Some of our annuity contracts and all of our variable life insurance policies are registered under the Securities Act of 1933. Distribution of our variable products is subject to broker-dealer regulation by the SEC and the National Association of Securities Dealers, Inc.

Federal and state securities laws and regulations are primarily intended to benefit owners of our variable annuity and variable life insurance products. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with these laws and regulations. In such event, the possible sanctions that may be imposed include suspension of individual employees, suspension or revocation of one or more registered separate account’s registration as an investment company, censure, and fines.

ERISA

Some of our products are purchased by qualified employee benefit plans. With respect to employee tax favored retirement plans subject to ERISA, Congress periodically has considered amendments to the law’s federal preemption provision, which would expose us, and the insurance industry generally, to state law causes of action, and accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group life and group disability claims. To date, all such amendments to ERISA that would be expected to significantly affect our business have been defeated.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements which represent our belief regarding potential investments gains and losses, recoverability of intangible assets, the effects of competition, the impact of adopting accounting rules, the risk profile of our products, the effectiveness of our liability assets management program, and the adequacy of reserves. These statements are based on our current expectation and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market, and regulatory factors. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

Item 2. Properties.

We conduct our business from various facilities, all of which are leased except for one building in Richmond, Virginia, which we own.

Item 3. Legal Proceedings.

We, like other insurance companies, are involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurance companies, substantial damages have been sought and/or material settlement payments have been made. Except for the McBride case described below, the ultimate outcome of which, and any effect on us, cannot be determined at this time, management believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on our Consolidated Financial Statements.

On November 1, 2000, GE Life and Annuity Assurance Company (“GE Life”) was named as a defendant in a lawsuit filed in Georgia state court related to the sale of universal life insurance policies (McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co.). On December 1, 2000, we successfully removed the case to the United States District Court for the Middle District of Georgia. The complaint is brought as a class action on behalf of all persons who purchased certain universal life insurance policies from GE Life and alleges improper sales practices in connection with the sale of universal life policies. No class has been certified. On February 27, 2002, the Court denied our motion for summary judgment. We have vigorously denied liability with respect to the plaintiff’s allegations and the ultimate outcome, and any effect on us, of the McBride litigation cannot be determined at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

Information omitted in accordance with General Instruction I (2)(c).

PART II

Item 5. Market For the Registrant’s Common Equity and Related Stockholder Matters

All of our common stock, our sole class of common equity on the date hereof, is owned by GE Capital Assurance, Federal, and Phoenix. Accordingly, there is no public trading market for our common equity.

As previously discussed, our ability to pay dividends is restricted by state insurance law (See “Regulation, General Regulation at State Level”).

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes to these financial statements.

	2002	2001	2000	1999	1998
Total Investments	$11,591.0	$11,779.1	$10,655.4	$9,033.6	$8,163.3
Separate Account Assets	7,182.8	8,994.3	10,393.2	9,245.8	5,528.7
Total Assets	20,348.1	22,462.7	22,612.5	19,957.3	14,760.9
Policyholder Liabilities(1)	18,402.8	20,250.0	20,631.9	18,558.3	13,339.9
Shareholders’ Interest	1,704.2	1,582.2	1,474.7	1,205.7	1,293.8
Total Revenues	1,045.4	1,134.4	1,153.4	1,017.9	939.0
Income Before Cumulative Effect of Change in Accounting Principle	115.8	129.6	163.1	107.9	105.8
Net Income(2)	115.8	123.9	163.1	112.9	105.8

(1)	Policyholder liabilities consist of future annuity and contract benefits, liability for policy and contract claims, other policyholder liabilities, and separate account liabilities.
(2)	At January 1, 2001, we recorded ($5.7) cumulative effect of adopting SFAS No. 133, Accounting for Derivatives Instrument and Hedging Activities. At January 1, 1999, we recorded $5.0 cumulative effect of adopting Statement of Position 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following analysis of the consolidated financial condition and results of our operations should be read in conjunction with our Consolidated Financial Statements and the notes thereto included herein.

Operating Results

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Overview. Net earnings before cumulative effect of change in accounting principle in 2002 were $115.8 million, a $13.8 million, or 10.6%, decrease from 2001. The decline in the equity markets has adversely impacted our product fee revenues and resulted in an increased amortization expense of deferred acquisition costs on certain variable annuities products. Declining interest rates during the year have resulted in lower investment yields on our fixed maturity portfolio, partially offset by reduced interest crediting rates to our contract holders. In addition general expenses were lower as a result of cost savings initiatives.

Net investment income. Net investment income decreased $98.7 million, or 14.1%, to $600.2 million in 2002 from $698.9 million in the prior year. These decreases are primarily a result of a decrease in weighted average investment yields to 5.23% in 2002 from 6.51% in 2001 due to the overall declining interest rate environment in addition to a block of floating rate securities included in the portfolio. This decrease was partially offset by higher levels of average invested assets ($11,784 million in 2002 as compared to $11,031 million in 2001).

Net realized investment gains. Net realized investment gains increased $26.2 million to $55.3 million in 2002 from $29.1 in 2001. Investment gains (losses) are comprised of gross investment gains and gross investment (losses). For 2002, gross gains and (losses) were $181.1 million and $(125.8) million, respectively. Included in these gains were $17.6 million related to a securitization transaction conducted by our indirect parent. Impairment losses recognized for 2002 were $77.4 million ($48.8 million after tax) including $40.6 million ($25.6 million after tax) from the telecommunications and cable industries, of which $29.5 million ($18.6 million after taxes) was recognized in the second quarter following the events relating to World Com, Inc. For 2001, gross gains and (losses) were $100.5 million and $(71.4) million, respectively. Included in the gross realized investment losses are other than temporary declines in value of $24.1 million (including $15.4 million related to Enron in 2001). We seek to offset investment losses realized from other than temporary impairments and portfolio repositioning with investments gains.

Variable product fees. Variable product fees decreased $17.2 million or 13.1%, to $113.9 million in 2002 from $131.1 million in 2001. The decrease in variable product fees primarily resulted from a decline in the daily average separate account values as a result of the unfavorable conditions in the equity markets.

Interest credited. Interest credited decreased $71.7 million, or 13.4%, to $462.1 million in 2002 from $533.8 million in 2001. This decrease was a result of overall lower crediting rates and lower floating rate liabilities in the institutional stable value products offset in part by an increase in the liabilities of the fixed account investment option of our variable annuity product.

Our weighted average crediting rates for annuities decreased to 4.29% in 2002 from 4.73% for the prior year. Our weighted average crediting rates for interest-sensitive life products increased to 5.78% in 2002 from 5.75% for the prior year. Changes in our base crediting rates are implemented in response to changes in market conditions, the prevailing interest rate environment, contractual provisions, and other factors. We monitor market conditions closely and reset interest crediting rates as deemed appropriate in accordance with the terms of the underlying contracts. During the year, the crediting rates on a number of fixed annuity blocks were reduced to their guaranteed minimum crediting rates.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves include both activity to future policy benefits on long-duration life and health insurance products as well as claims cost incurred during the year under these contracts. In addition, the bonus feature of our bonus variable annuity product is initially accounted for as a benefit. These amounts decreased $4.1 million, or 2.2%, to $178.2 million in 2002 from $182.3 in 2001. The decrease is a result of lower sales of our bonus variable annuity products offset in part by higher levels of mortality on the Company’s life insurance products in 2002 compared to the prior year and to a non-recurring release of reserves for life insurance products taken in 2001.

Commission expense. Commission expense decreased $50.6 million, or 31.1%, to $112.1 million in 2002 from $162.7 million in 2001. This decrease was primarily a result of a decline in variable annuity sales attributable to unfavorable conditions in the equity markets and a change in product mix to a lower commission product within the variable annuity line.

General expenses. General expenses were $103.5 million in 2002, a decrease of $25.2 million or 19.5% from the 2001 expense of $128.7 million. The decrease is primarily the result of reduced compensation and other cost savings initiatives resulting from integration and consolidation activities.

Amortization of intangibles, net. Amortization of intangibles decreased $16.6 million, or 31.6%, to $35.9 million in 2002 from $52.5 million in 2001. The decrease is a result of a reduction in acquired insurance and annuity contracts and the discontinuation of goodwill amortization with the adoption of SFAS 142 on January 1, 2002. Goodwill amortization in 2001 amounted to $7 million.

Change in deferred acquisition costs, net. Deferred acquisition costs include costs and expenses that vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs, and the bonus feature of certain variable annuity products. Under U.S. GAAP, these costs are deferred and recognized, over time, in relation to either the premiums or gross profits from the underlying contracts. The change in deferred acquisition costs changed $120.2 million, to $(5.1) million in 2002 from $(125.3) million in 2001. This change is primarily a result of a decrease in commission and acquisition costs resulting from a decline in variable annuity sales and an additional $39.6 million amortization expense resulting from adverse equity market performance.

Provision for income taxes. Provision for income taxes decreased $27.2 million, or 38.8%, to $42.9 million in 2002 from $70.1 million in 2001. Our effective tax rate of 27.0% in 2002 was 8.1 percentage points lower than the effective tax rate of 35.1% in 2001. This decrease is primarily attributable to the tax impact in 2002 of discontinued amortization of non-deductible goodwill, dividend received deductions, and the impact of recurring permanent items on lower pre-tax net income.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Overview. Net income before cumulative effect of change in accounting principle was $129.6 million in 2001, a $33.5 million, or 20.5% decrease from 2000. The largest factor contributing to this decrease was the decline in fee revenue from our variable annuity product line. We did not experience material losses in connection with the events of September 11th.

Net Investment Income. Net investment income decreased $10.0 million, or 1.4%, to $698.9 million in 2001 from $708.9 million in 2000. The decrease was primarily a result of a decrease in weighted average yield rates to 6.51% in 2001 from 7.47% in 2000. This decrease was partially offset by higher levels of average invested assets ($11,031 million at year end 2001 as compared to $9,842 million at year end 2000).

Net Realized Investment Gains. Net realized investment gains were $29.1 million in 2001 and $4.3 million in 2000. Net investment gains are comprised of gross investment gains and gross investment (losses), respectively, of $100.5 million and $(71.4) million in 2001 and $29.3 million and $(25.0) million in 2000. These changes in gross realized investment gains and losses are related to our ongoing review of our investment portfolio positions, which vary with market and economic conditions. We seek to offset investment losses realized from other than temporary impairments and portfolio repositioning with investment gains.

Included in the 2001 gross realized investment gains is $17.0 million resulting from the securitization of certain financial assets. Included in the gross realized investment losses are other than temporary declines in value of $24.1 million and $12.6 million in 2001 and 2000, respectively (including $15.4 million related to Enron in 2001).

Premiums. Premiums, which include premium revenues from traditional life, life contingent annuity contracts, and accident and health policies decreased $7.9 million or 6.8% to $108.4 million in 2001 from $116.3 million in 2000. This decrease was primarily a result of lower levels of renewal premiums on term and whole life policies.

Variable Product Fees. Variable product fees decreased $17.6 million to $131.1 million in 2001 from $148.7 million in 2000. The decrease in variable product fees primarily resulted from a decline in separate account values as a result of unfavorable conditions in the equity markets in 2001.

Other Income. Other income, which includes surrender fee income, decreased $8.4 million, or 17.1%, to $40.8 million in 2001 from $49.2 million in 2000. This decrease primarily relates to the recapture of certain credit accident and health reinsurance policies upon termination of a reinsurance arrangement with an affiliate, which resulted in a significant, non-recurring increase in other income in the 2000 period.

Interest Credited. Interest credited increased $1.2 million, or 0.2%, to $533.8 million in 2001 from $532.6 in 2000. This increase was a result of additional sales of institutional stable value products, life products, and annuity products. The growth in interest credited reflected the increase in policy reserves for these products and higher average crediting rates.

Our weighted average crediting rates for annuities increased to 4.73% in 2001 from 4.69% in 2000. Our weighted average crediting rates for interest-sensitive life products increased to 5.75% in 2001 from 5.68% in 2000. Changes in our base crediting rates are implemented in response to changes in market conditions, the prevailing interest rate environment, contractual provisions, and other factors. We monitor market conditions closely and reset interest crediting rates as deemed appropriate in accordance with the terms of the underlying contracts.

Benefits and Other Changes in Policy Reserves. Benefits and other changes in policy reserves include both activity related to future policy benefits on long-duration life products and health products as well as claim costs incurred during the year under such contracts. In addition, the bonus feature of our bonus variable annuity products is initially accounted for as a benefit. Benefits and other changes in policy reserves decreased $41.3 million to $182.3 million in 2001 from $223.6 million in 2000. This decrease was a result of lower sales of our bonus variable annuity products as well as a decline in whole life and term life sales.

Commission Expenses. Commission expense decreased $66.6 million, or 29.0%, to $162.7 million in 2001 from $229.3 million in 2000. This decrease was primarily a result of a decline in variable annuity sales. This decline in sales was attributable to unfavorable conditions in the equity markets which generally lowered demand for variable products.

General Expenses. General expenses increased $4.3 million, or 3.5%, to $128.7 million in 2001 from $124.4 million in 2000. This increase was primarily a result of increases in sales related expenses and certain training costs associated with our productivity initiatives.

Amortization of Intangibles, Net. Amortization of intangibles increased $7.3 million, or 16.2%, to $52.5 million in 2001 from $45.2 million in 2000. The increase primarily resulted from an adjustment to the PVFP amortization in 2000 to reflect an anticipated change in underlying gross profits of the variable annuity business. Adjustment to PVFP amortization occurs in the ordinary course of business.

Change in Deferred Acquisition Costs, Net. Deferred acquisition costs include costs and expenses that vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs, and the bonus feature of certain variable annuity products. Under U.S. GAAP, these costs are deferred and recognized, over time, in relation to either the premiums or gross profits from the underlying contracts. The change in net deferred acquisition costs changed $112.4 million, or 47.3%, to $(125.3) million in 2001 from $(237.7) million in 2000. This decrease is primarily a result of lower variable annuity sales.

Provision for Income Taxes. Our provision for income taxes decreased $2.8 million or 3.8% to $70.1 million from $72.9 million in 2000. Our effective tax rate of 35.1% in 2001 was 4.2 percentage points higher than the effective tax rate of 30.9% in 2000. The higher effective tax rate in 2001 was primarily the result of an intercompany agreement with an affiliate which assumed, on a non-recourse basis, the liability for certain tax exposure items in 2000.

Segments Operations

Wealth Accumulation and Transfer Segment

The following table sets forth certain summarized financial data for our Wealth Accumulation and Transfer segment for the years ended December 31, 2002, 2001, and 2000.

	2002	2001	2000
Revenues:
Net investment income	$597.4	$695.8	$703.5
Net realized investment gains	55.3	29.1	4.3
Premiums	44.8	48.2	55.3
Other revenues	284.2	297.8	316.2

Total revenues	981.7	1,070.9	1,079.3

Benefits and expenses:
Interest Credited	461.9	533.8	532.6
Benefits and other changes in policy reserves	132.6	140.3	182.7
Other operating costs and expenses	224.9	195.4	134.6

Total benefits and expenses	819.4	869.5	849.9

Income before income taxes, and cumulative effect of change in accounting principle (operating income)	$162.3	$201.4	$229.4

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total revenues in this segment decreased $89.2 million to $981.7 million for 2002 from $1,070.9 million in 2001. The decline in revenues is primarily attributable to lower weighted average investment yields resulting from the overall declining interest rate environment in addition to a block of floating rate securities included in the portfolio. These decreases were partially offset by higher levels of average invested assets and higher realized investment gains. The unfavorable equity market performance also impacted variable product fees (included in other revenues) which decreased as a result of lower daily average separate account values. Among our principal product lines in this segment, sales of deferred variable annuities decreased 30.0% in 2002 to $1,595 million from $2,279 million in 2001. This decrease was primarily attributable to the unfavorable equity market performance in 2002. Sales of institutional stable value products decreased 47.0% to $724.9 million in 2002 from $1,361 million in 2001. This was primarily due to market constraints and increased focus of sales through an affiliate. Sales of deferred fixed annuities decreased by $40 million to $59.2 million in 2002 from $99.2 million in 2001. This decrease was primarily attributable to an $85.6 million decline in SPDA and FPDA sales, which we are not actively selling, offset by a $47.1 million increase in new product sales of MVAs.

Operating income from this segment represented 102.3% and 100.9% of our total operating income for years ended December 31, 2002 and 2001, respectively. Our operating income from the Wealth Accumulation and Transfer segment decreased 19.4% in 2002 to $162.3 million from $201.4 million in 2001. This decrease primarily resulted from unfavorable equity markets which lowered revenues offset in part by lower interest credited, lower commission and acquisition costs resulting from the decline in the variable annuity sales, and an additional adjustment of $39.6 million made to amortization expense resulting from the equity market performance. The discontinuation of goodwill amortization with the adoption of SFAS 142, lower reduced compensation, and other cost saving initiatives resulting from integration and consolidation activities also reduced expenses in 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Total revenues in this segment decreased $8.4 million to $1,070.9 million for 2001 from $1,079.3 million in 2000. This decrease was primarily a result of lower fee income from our variable products. Among our principal product lines in this segment, sales of deferred variable annuities decreased 27.7% in 2001 to $2,279 million from $3,152 million in 2000. This decrease was primarily attributable to the unfavorable equity market performance in 2001. Sales of GICs and funding agreements decreased 18.8% to $1,547 million in 2001 from $1,904 million in 2000. This decrease was primarily a result of reaching internal underwriting limits with some of our major customers. Sales of deferred fixed annuities increased to $99.2 million in 2001 from $1.2 million in 2000. The higher sales of deferred fixed annuities in 2001 were primarily attributable to sales of products designed for two national stock brokerage firms through which we had not previously sold fixed annuities.

Operating income from this segment represented 100.9% and 97.2% of our total operating income for the years ended December 31, 2001 and 2000, respectively. Our operating income from the Wealth Accumulation and Transfer segment decreased 12.2% in 2001 to $201.4 million from $229.4 million in 2000. These changes were attributable primarily to declining variable product fees earned on separate account assets as a result of the unfavorable conditions in the equity markets.

Lifestyle Protection and Enhancement Segment

The following table sets forth certain summarized financial data for our Lifestyle Protection and Enhancement segment for the years ended December 31, 2002, 2001, and 2000.

	2002	2001	2000
Revenues:
Net investment income	$2.8	$3.1	$5.4
Premiums	60.5	60.2	61.0
Other revenues	0.4	0.2	7.7

Total revenues	63.7	63.5	74.1

Benefits and expenses:
Interest credited, benefits and other changes in policy reserves	45.8	42.0	40.9
Other operating costs and expenses	21.5	23.2	26.6

Total benefits and expenses	67.3	65.2	67.5

Income (loss) before income taxes, and cumulative effect of change in accounting principle (operating income (loss))	$(3.6)	$(1.7)	$6.6

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total revenues were relatively unchanged in the Lifestyle Protection and Enhancement segment, $63.7 million in 2002 compared to $63.5 in 2001. Medicare supplement is the principal product in this segment. Medicare supplement sales totaled $47.7 million in 2002 compared to $47.8 million in 2001.

Operating loss from this segment represented (2.3)% and (0.9)% of our total results for the years ended December 31, 2002 and 2001, respectively. Our operating loss from this segment increased ($1.9) million in 2002 to ($3.6) million from ($1.7) million in 2001. The increase in operating loss is primarily a result of slightly higher benefits paid for Medicare supplemental insurance partially offset by the discontinuation of goodwill amortization with the adoption of SFAS 142.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Total revenues in the Lifestyle Protection and Enhancement segment decreased $10.6 million, or 14.3% in 2001 to $63.5 million from $74.1 million in 2000. This decrease resulted from a decline in other revenues caused by the recapture in 2000 of certain credit accident and health reinsurance previously ceded to an affiliate which resulted in a significant, non-recurring increase in other income in the 2000 period.

Operating (loss) income from this segment represented (0.9)% and 2.8% of our total results for the years ended December 31, 2001 and 2000, respectively. Our operating (loss) income from this segment decreased 125.8% in 2001 to $(1.7) million from $6.6 in 2000. This decrease resulted from a decline in other revenues caused by the recapture of credit accident and health reinsurance as described above, which resulted in a significant, non-recurring increase in other income in the 2000 period.

Capital Resources and Liquidity

Statement of Financial Position

Total Investments. Total investments decreased $188.1 million, or 1.6%, at December 31, 2002 from December 31, 2001. The decrease was primarily a result of sales of fixed maturity portfolio investments to fund the excess of maturing contracts as compared to deposits from new sales.

Investment securities comprise mainly investment grade debt securities. Investment securities were $10,073.9 million, including gross unrealized gains and losses of $258.6 million and $235.8 million, respectively at December 31, 2002 ($10,577.4 million, including gross unrealized gains and losses of $191.6 million and $228.2 million, respectively, as of December 31, 2001). Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging position and estimated impairment of intangibles and other assets, could be as much as $89 million.

We regularly review investment securities for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, and the financial health and specific prospects for the issuer. Of securities with unrealized losses at December 31, 2002, approximately $51 million is at risk of being charged to earnings in the succeeding twelve months. Impairment losses recognized for 2002 were $77.4 million ($48.8 million after tax), primarily related to the telecommunications and cable industries, of which, $29.5 million ($18.6 million after tax) was recognized in the second quarter of 2002 following the WorldCom, Inc. bankruptcy.

Separate Account Assets and Liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contract holders. As of December 31, 2002, we held $7,182.8 million of separate account assets. The decrease of $1,811.5 million, or 20.1%, from $8,994.3 million at December 31, 2001 was related primarily to the overall decreased market value of the underlying investment funds.

Future Annuity and Contract Benefits. Future annuity and contract benefits decreased $203.8 million, to $10,771.5 million at December 31, 2002 from $10,975.3 million at December 31, 2001. The decrease is primarily attributable to the institutional stable value liability decline, which resulted from maturities exceeding new sales. This decrease is partially offset by an increase in liabilities for the variable annuity fixed account investment option resulting from a shift in consumer preference to fixed annuities as a result of adverse equity markets.

Interest Rate Management

Interest rate changes may affect the sale and profitability of our annuity, ISWL, UL, and other products. For example, if interest rates rise, competing investments (such as annuities or life insurance offered by our competitors, certificates of deposit, mutual funds, and similar instruments) may become more attractive to potential purchasers of our products. We may need to adjust certain crediting rates on our line of products in order to meet competitive pressures. We constantly monitor interest earnings on existing assets and yields available on new investments and sell policies and annuities that permit flexible responses to interest rate changes as part of our management of interest spreads.

We use derivative financial instruments to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates. As a matter of policy, we do not engage in derivative market-making, speculative derivative trading, or other speculative derivatives activities. More detailed information regarding these financial instruments, as well as their strategies and policies for their use, is contained in Notes 1 and 10 to the Consolidated Financial Statements.

We have managed our exposure to changes in interest rates, in part, by monitoring and managing the duration of our investment portfolio assets with the duration of our liabilities. Established practices require that derivative financial instruments relate to specific asset or liability transactions or to currency exposure, if any.

Market fluctuations could negatively affect the business. Significant changes in equity market performance expose insurance companies to the risk of not earning anticipated policy fees from variable products, accelerating amortization of deferred acquisition costs, or requiring additional liabilities for death benefits exceeding the policyholder account balance. If the equity markets fail to improve, we may recognize additional amortization of deferred acquisition costs. Market fluctuations may also increase trade volumes that could expose insurers to gains or losses in traded securities underlying their separate accounts. Declining market returns may result in lower sales of certain of our variable products.

We are exposed to prepayment risk in certain of our business activities, such as in our investment portfolio and annuities activities. We use swaptions, to mitigate prepayment risk. These swaptions are governed by the credit risk policies described below and are transacted in either exchange-traded or over-the-counter markets.

Counterparty credit risk is managed on an individual counterparty, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as a result of changes in market conditions (see table below), no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

Swaps, purchased options, and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. We may, however, enter into derivative transactions for durations of five years or longer with lower rated counterparties (Moody’s Aa3 and S&P’s AA-) if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances.

Counterparty Credit Criteria	Credit rating
Standard & Poor’s
Term of transaction
Between one and five years	AA-
Greater than five years	AAA
Credit exposure limits
Up to $50 million	AA-
Up to $75 million	AAA

The conversion of interest rate risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 2002 and 2001, there were no notional amounts of long-term derivatives for which the counterparty credit criteria were rated below AA-.

Following is an analysis of credit risk exposures as of December 31, 2002:

Percentage of Notional Derivative Exposure

by Counterparty Credit Rating

Moody’s
Aaa	66%
Aa	34%

The SEC requires that registrants provide information about potential effects of changes in interest rates. Although the rules offer alternatives for presenting this information, none of the alternatives are without limitations. The following discussion is based on so-called “shock-tests,” which model effects of interest rate and currency shifts on the reporting company. Shock tests, while probably the most meaningful analysis permitted, are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. While the results of shock tests for changes in interest rates, as described below, may have some limited use as benchmarks, they should not be viewed as forecasts.

One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities (sometimes referred to as a “parallel shift in the yield curve”). Under this model, with all else held constant, we estimate that such a decrease, including repricing in the securities portfolio; would decrease the 2003 net earnings by approximately $5.8 million based on year-end 2002 positions.

Statement of Changes in Shareholders’ Interest

Shareholders’ interest increased $122 million to $1,704.2 million at December 31, 2002 from $1,582.2 million at December 31, 2001. This increase was largely attributed to net income during the year of $115.8 million.

Liquidity

The principal liquidity requirements for our insurance operations are our contractual obligations to contract holders and annuitants. Contractual obligations include payments of claims under outstanding insurance policies and annuities, contract withdrawals, and surrender benefits. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. We maintain a committed credit line with an indirect parent, GNA, of $500 million to provide liquidity to meet normal variation in cash requirements. In addition GE Financial Assurance has an aggregate borrowing line of credit of $2.5 billion with GE Capital.

For the years ended December 31, 2002, 2001, and 2000 cash flows provided by (used in) operating and certain financing activities were ($242.2) million, $1,110.2 million, and $1,328.4 million, respectively. These amounts include net cash provided by (used in) financing activities relating to investment contract issuances accounted for as deposit liabilities under U.S. GAAP and redemptions of ($577.5) million, $554.9 million, and $327.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

The nature and quality of the various types of investments purchased by a life insurance company must comply with the statutes and regulations imposed by the various jurisdictions in which those entities are incorporated. Following is a breakdown of the credit quality of our fixed maturity portfolio at December 31, 2002.

BBB/Baa or above	88.2%
BB/Ba and below	4.9%
Not rated	6.9%

Total portfolio	100%

Certain securities, such as private placements, have not been assigned a rating by any rating service and are, therefore, categorized as “not rated”. This has neither positive nor negative implications regarding the value of the security.

Certain of our products contain provisions for charges for surrender of, or withdrawals from, the policy. At December 31, 2002 and December 31, 2001, approximately 66% and 74%, respectively, of our annuity contracts were subject to surrender charges or contained non-surrender provisions. Certain of our funding agreements have termination provisions.

Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits or the earned surplus are deemed extraordinary and require formal state insurance department approval. We are able to pay $55.1 million in dividends in 2003 without obtaining regulatory approval. See “Insurance Regulation—Regulation at State Level.”

One of the most common forms of off-balance sheet arrangements is asset securitization. We use GE Capital sponsored and third party entities to facilitate asset securitizations. As part of this strategy, management considers the relative risks and returns of its alternatives and predominately uses GE Capital sponsored entities. Management believes these transactions could be readily executed through third party entities at insignificant incremental cost.

The discussion below describes GE Capital sponsored and qualifying special purpose entities.

Structure. Our current securitization process uses entities that meet the accounting criteria for Qualifying Special Purpose Entities (“QSPE’s”). Among other criteria, a QSPE’s activities must be restricted to passive investment in financial assets and issuance of beneficial interests in those assets. Under U.S. GAAP, entities meeting these criteria are not consolidated in the sponsor’s financial statements. We sell selected financial assets to the QSPE’s. Examples to date have included policy loans, fixed maturities and commercial mortgage loans. On the whole, the credit quality of such assets is equal to or higher than the credit quality of similar assets which we own.

QSPE’s raise cash by issuing beneficial interests (rights to cash flows from the assets) primarily to GE Capital-sponsored special purpose entities that issue highly-rated commercial paper to third-party large institutional investors. GE Capital’s sponsored special purpose entities use commercial paper proceeds to obtain beneficial interests in the financial assets of qualified SPE’s, including QSPE’s that have acquired financial assets from us, as well as financial assets originated by multiple third parties.

In accordance with its contractual commitments to the QSPE’s, we thoroughly underwrite and service the associated assets, which we transfer. Support activities include ongoing review, credit monitoring, and collection activities to ensure that the financial assets meet strict investment risk criteria the same support activities that we employ for our own assets.

The following table summarizes the current balance of assets which we have sold to QSPE’s at December 31.

	2002	2001
Receivables-secured by:
Commercial mortgage loans	$162.4	$183.4
Fixed maturities	129.9	—
Other receivables	117.2	129.4

Total receivables	$409.5	$312.8

Each of the categories of assets shown in the table above represents portfolios of assets that are highly rated. Examples of each category include: commercial mortgage loans—loans on diversified commercial property; fixed maturities—domestic and foreign, corporate and government securities; other receivables—primarily policy loans.

Sales of securitized assets to QSPE’s may result in a gain or loss based on the difference between sale proceeds, the allocated carrying amount of net assets sold, the fair value of any servicing rights, and an allowance for losses. Sales resulted in net gains on securitizations of approximately $5.8 million and $17 million in 2002 and 2001, respectively. There were no net realized gains or losses in 2000. The net realized gains and losses are included in net realized gains within our Consolidated Statements of Income.

Support. Financial support for certain QSPE’s, is provided under credit support agreements, in which our direct parent, GE Financial Assurance, provides limited recourse for a maximum of $119 million of credit losses in such qualifying entities. We do not provide any such recourse. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital.

None of these QSPE’s are permitted to hold GE stock and there are no commitments or guarantees that provide for the potential purchase of GE stock. These entities do not engage in speculative activities of any description and are not used to hedge any GE positions. Under GE integrity policies, none of our employees or an employee of any other GE company is permitted to invest in any GE Capital sponsored or qualifying entity.

Management has extensive experience in evaluating economic, liquidity and credit risk. In view of this experience, the high quality of assets in these qualifying entities, the historically robust quality of commercial paper markets, and the historical reliability of controls applied both to asset servicing and to activities in the credit markets, management believes that, under any reasonable future economic developments, the likelihood is remote that any such arrangements could have other than an inconsequential negative effect on our operations, cash flows, or financial position.

Under FIN 46, Consolidation of Variable Interest Entities, new consolidation criteria will be applied to certain SPE’s, which it defines as “Variable Interest Entities”. Additional information about entities that fall within the scope of FIN 46 is provided in Note 11.

Timing of our contractual commitments related to leases follow.

2003	2004	2005	2006	2007
$0.6	$0.4	$0.3	$0.2	$—

Critical Accounting Policies

Accounting policies discussed in this section are those that we consider to be critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that the future events rarely develop as forecast, and the best estimates routinely require adjustment.

Impairment of investment securities results in a charge to operations when a market decline below cost is other than temporary. In accordance with GE policy, we regularly review each investment security for impairment based on criteria that include the extent to which cost exceeds market value, the duration of that market decline, and the financial health of and specific prospects for the issuer. Our investment securities amounted to approximately $10,073.9 million at year-end 2002. Values for actively traded securities are obtained from reputable external pricing services. For privately-placed and infrequently traded securities, we estimate values using internally developed pricing models. These models, based on common valuation techniques, require us to make judgments related to a security’s credit quality. For debt securities, gross unrealized gains and losses at December 31, 2002, included in that carrying amount related to debt securities were $254.4 million and $235.8 million, respectively. Of those securities with unrealized losses at year-end 2002, and based on application of GE’s accounting policy for impairments, approximately $51 million of portfolio value (including $8.5 million from the telecommunication and cable industries) is at risk of being charged to earnings in 2003. We actively perform comprehensive market research, monitor market conditions, and segment our investments by credit risk in order to minimize impairment risks. Further information is provided in Notes 1 and 2.

Deferred acquisition costs (“DAC”) and other intangible assets. As of December 31, 2002, we had $1,034.9 million in deferred acquisition costs and other intangible assets. Deferred acquisition costs (DAC) represent costs associated with the sale of our insurance and annuity policies that are not charged to income when incurred. Other intangible assets are principally the present value of future profits (“PVFP”) on insurance policies acquired in purchase transactions. DAC and other intangible assets are subsequently charged to income, over the lives of the underlying contracts, in relation to the anticipated emergence of revenue or profits.

This amortization is based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, future yield on related investments and, in the case of our variable products, long-term market appreciation. The DAC amortization methodology for our variable products (variable annuity and variable universal life) includes a long-term market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5%, we assume a reversion to this mean over a three to twelve year period, subject to the imposition of ceilings and floors. The assumed returns over this reversion period are currently 9.7% to 15.9%, limited to the 85th percentile of 65 years of historical performance.

We regularly review all of these assumptions and periodically test DAC and other intangible assets for recoverability. For annuities and deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For other products, if the benefit reserves plus the present value of anticipated future premiums and interest earnings, for a line of business, are less than the current estimate of the present value of future benefits and expenses (including any unamortized DAC or other intangible assets), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.

Unfavorable experience with regard to expected expenses, interest or investment returns, mortality, morbidity, and/or withdrawals or lapses, might cause us to increase the amortization of DAC and other intangible assets or to record a charge to increase benefit reserves. Primarily as a result of lower investment returns recoverability margins have been significantly reduced in almost all lines of business.

Goodwill is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgement. To the extent the carrying amount at a reporting unit’s goodwill exceeds its fair value, an impairment charge would be recorded. Further information on these assets is provided in Notes 1, 3 and 4.

Insurance liabilities and reserves differ for long- and short-duration insurance contracts. Measurement of long-duration insurance liabilities (such as UL and ISWL insurance policies) is based on approved actuarial techniques, but necessarily includes assumptions about mortality, lapse rates, and future yield on related investments. Short-duration contracts such as accident and health policies are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. Short-duration contracts loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Our future annuity and contract benefits totaled $10,771.5 million at December 31, 2002. Some of our variable products include guaranteed minimum death benefit (“GMDB”) features; approximately 73% of this inforce exposure is reinsured. For the remaining self-insurance block, we reserve 100% of explicit and implicit GMDB charges less current period claims. We continually evaluate the potential changes in all benefits and loss estimates, both positive and negative, and use the results of these evaluations both to adjust recorded provisions and to adjust underwriting criteria and product offerings. Further information about insurance liabilities is provided in Note 6.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments, and consolidation policy require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. Although no specific conclusion reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Note 1, Summary of Significant Accounting Policies, which discusses accounting policies that we must select when there are acceptable alternatives.

New Accounting Standards

See Note 1 (o) to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Interest Rate and Currency Risk Management

Information about potential effects of changes in interest rates on us are discussed in the Interest Rate and Currency Risk Management section of Item 7.

Item 8. Financial Statements and Supplementary Data

Contents

GE Life and Annuity Assurance Company

Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

GE Life and Annuity Assurance Company:

We have audited the accompanying consolidated balance sheets of GE Life and Annuity Assurance Company and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ interest, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Life and Annuity Assurance Company and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP

Richmond, Virginia

February 7, 2003

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

(Dollar amounts in millions, except per share amounts)

	December 31,
	2002	2001
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$10,049.0	$10,539.6
Equity securities available-for-sale, at fair value
Common stock	21.3	20.6
Preferred stock, non-redeemable	3.6	17.2
Mortgage loans, net of valuation allowance of $8.9 and $18.2 at December 31, 2002 and December 31, 2001, respectively	1,034.7	938.8
Policy loans	123.9	109.4
Short-term investments	278.0	40.5
Other invested assets	80.5	113.0

Total investments	11,591.0	11,779.1
Cash and cash equivalents	—	—
Accrued investment income	160.4	208.4
Deferred acquisition costs	827.2	853.8
Goodwill	107.4	107.4
Intangible assets	207.7	255.9
Reinsurance recoverable	174.4	151.1
Other assets	97.2	112.7
Separate account assets	7,182.8	8,994.3

Total assets	$20,348.1	$22,462.7

Liabilities and Shareholders’ Interest
Liabilities:
Future annuity and contract benefits	$10,771.5	$10,975.3
Liability for policy and contract claims	240.4	189.0
Other policyholder liabilities	208.1	91.4
Accounts payable and accrued expenses	136.2	555.0
Deferred income tax liability	104.9	75.5
Separate account liabilities	7,182.8	8,994.3

Total liabilities	18,643.9	20,880.5

Shareholders’ interest:
Net unrealized investment losses	(12.0)	(17.4)
Derivatives qualifying as hedges	2.3	(8.1)

Accumulated non-owner changes in equity	(9.7)	(25.5)
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	1,050.7	1,050.7
Retained earnings	517.6	411.4

Total shareholders’ interest	1,704.2	1,582.2

Total liabilities and shareholders’ interest	$20,348.1	$22,462.7

See Notes to Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Consolidated Statements of Income

(Dollar amounts in millions)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Net investment income	$600.2	$698.9	$708.9
Net realized investment gains	55.3	29.1	4.3
Premiums	105.3	108.4	116.3
Cost of insurance	125.8	126.1	126.0
Variable product fees	113.9	131.1	148.7
Other income	44.9	40.8	49.2

Total revenues	1,045.4	1,134.4	1,153.4

Benefits and expenses:
Interest credited	462.1	533.8	532.6
Benefits and other changes in policy reserves	178.2	182.3	223.6
Commissions	112.1	162.7	229.3
General expenses	103.5	128.7	124.4
Amortization of intangibles, net	35.9	52.5	45.2
Change in deferred acquisition costs, net	(5.1)	(125.3)	(237.7)

Total benefits and expenses	886.7	934.7	917.4

Income before income taxes and cumulative effect of change in accounting principle	158.7	199.7	236.0
Provision for income taxes	42.9	70.1	72.9

Income before cumulative effect of change in accounting principle	115.8	129.6	163.1
Cumulative effect of change in accounting principle, net of tax	—	(5.7)	—

Net income	$115.8	$123.9	$163.1

See Notes to Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Consolidated Statements of Shareholders’ Interest

(Dollar amounts in millions, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Non-owner Changes In Equity	Retained Earnings	Total Shareholders’ Interest
	Share	Amount	Share	Amount
Balances at January 1, 2000	120,000	$120.0	25,651	$25.6	$1,050.7	$(134.2)	$143.6	$1,205.7
Changes other than transactions with shareholders:
Net income	—	—	—	—	—	—	163.1	163.1
Net unrealized gains on investment securities (a)	—	—	—	—	—	115.5	—	115.5

Total changes other than transactions with shareholders								278.6

Cash dividend declared and paid	—	—	—	—	—	—	(9.6)	(9.6)

Balances at December 31, 2000	120,000	120.0	25,651	25.6	1,050.7	(18.7)	297.1	1,474.7

Changes other than transactions with shareholders:
Net income	—	—	—	—	—	—	123.9	123.9
Net unrealized gains on investment securities (a)	—	—	—	—	—	1.3	—	1.3
Cumulative effect on shareholders’ interest of adopting SFAS 133(b)	—	—	—	—	—	(7.8)	—	(7.8)
Derivatives qualifying as hedges (c)	—	—	—	—	—	(0.3)	—	(0.3)

Total changes other than transactions with shareholders								117.1

Cash dividends declared and paid	—	—	—	—	—	—	(9.6)	(9.6)

Balances at December 31, 2001	120,000	120.0	25,651	25.6	1,050.7	(25.5)	411.4	1,582.2

Changes other than transactions with shareholders:
Net income	—	—	—	—	—	—	115.8	115.8
Net unrealized gains on investment securities (a)	—	—	—	—	—	5.4	—	5.4
Derivatives qualifying as hedges (c)	—	—	—	—	—	10.4	—	10.4

Total changes other than transactions with shareholders								131.6

Cash dividends declared and paid	—	—	—	—	—	—	(9.6)	(9.6)

Balances at December 31, 2002	120,000	$120.0	25,651	$25.6	$1,050.7	$(9.7)	$517.6	$1,704.2

(a)	Presented net of deferred taxes of $(1.8), $0 , and $(61.8) in 2002, 2001 and 2000, respectively.
(b)	Presented net of deferred taxes of $4.4.
(c)	Presented net of deferred taxes of $(5.9) and $0.2 in 2002 and 2001, respectively.

See Notes to Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollar amounts in millions)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$115.8	$123.9	$163.1

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principles, net of tax	—	5.7	—
Change in future policy benefits	373.2	434.0	539.6
Net realized investments gains	(55.3)	(29.1)	(4.3)
Amortization of investment premiums and discounts	29.9	6.8	(3.4)
Amortization of intangibles, net	35.9	52.5	45.2
Deferred income tax expense net	21.8	51.1	94.5
Change in certain assets and liabilities:
Decrease (increase) in:
Accrued investment income	48.0	7.5	(25.7)
Deferred acquisition costs	(5.1)	(125.3)	(237.7)
Other assets, net	6.6	(47.5)	186.7
Increase (decrease) in:
Policy and contract claims	27.9	39.7	25.5
Other policyholder liabilities	117.0	(71.5)	26.8
Accounts payable and accrued expenses	(380.4)	107.5	190.5

Total adjustments	219.5	431.4	837.7

Net cash provided by operating activities	335.3	555.3	1,000.8

Cash flows from investing activities:
Short term investment activity, net	(237.5)	(22.9)	(17.6)
Proceeds from sales and maturities of investment securities and other invested assets	6,087.4	3,904.1	1,997.0
Principal collected on mortgage and policy loans	151.2	332.6	102.1
Purchases of investment securities and other invested assets	(5,464.1)	(5,182.8)	(3,047.2)
Mortgage loan originations and increase in policy loans	(252.8)	(167.9)	(437.4)

Net cash provided by (used in) investing activities	284.2	(1,136.9)	(1,403.1)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	3,116.8	4,120.9	5,274.4
Redemption and benefit payments on investment contracts	(3,694.3)	(3,566.0)	(4,946.8)
Proceeds from short-term borrowings	388.4	301.1	1,092.3
Payments on short-term borrowings	(420.8)	(336.2)	(1,006.6)
Cash dividends to shareholders	(9.6)	(9.6)	(9.6)

Net cash (used in) provided by financing activities	(619.5)	510.2	403.7

Net increase (decrease) in cash and cash equivalents	—	(71.4)	1.4
Cash and cash equivalents at beginning of year	—	71.4	70.0

Cash and cash equivalents at end of year	$—	$—	$71.4

See Notes to Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(1) Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The accompanying consolidated financial statements include the historical operations and accounts of GE Life and Annuity Assurance Company (“GELAAC”) and its subsidiary, Assigned Settlement, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

The majority of GELAAC’s outstanding common stock is owned by General Electric Capital Assurance Company (“GECA”). GECA is an indirect wholly-owned subsidiary of GE Financial Assurance Holdings, Inc. (“GEFAHI”), which was an indirect wholly-owned subsidiary of General Electric Capital Corporation (“GECC”). GECC is a wholly-owned subsidiary of General Electric Capital Services, Inc. (“GE Capital Services”) at December 31, 2002, which in turn is wholly owned, directly or indirectly, by General Electric Company.

(b)	Basis of Presentation

These consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

(c)	Products

Our product offerings are divided along two major segments of consumer needs: (i) Wealth Accumulation and Transfer and (ii) Lifestyle Protection and Enhancement.

Wealth Accumulation and Transfer products are investment vehicles and insurance contracts intended to increase the policyholder’s wealth, transfer wealth to beneficiaries, or provide a means for replacing the income of the insured in the event of premature death. Our principal product lines under the Wealth Accumulation and Transfer segment are deferred annuities (fixed or variable), life insurance (universal, variable, and interest sensitive), and institutional stable value products.

Lifestyle Protection and Enhancement products are intended to protect accumulated wealth and income from the financial drain of unforeseen events. Our principal product line under the Lifestyle Protection and Enhancement segment is Medicare supplemental insurance.

We distribute our products through two primary channels: intermediaries (such as brokerage general agencies, banks, securities brokerage firms, financial planning firms, accountants, affluent market producers, and specialized brokers) and career or dedicated sales forces, who distribute certain of our products on an exclusive basis, some of whom are not our employees. Approximately 26%, 30%, and 25% of our sales of variable products in 2002, 2001, and 2000, respectively, have been through two specific national stock brokerage firms. Loss of all or a substantial portion of the business provided by these stock brokerage firms could have a material adverse effect on our business and operations. We do not believe, however, that the loss of such business would have a long-term adverse effect because of our competitive position in the marketplace, the availability of business from other distributors, and our mix of other products.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

We offer insurance products throughout the United States of America (except New York). Approximately 20%, 17%, and 18% of premium and annuity consideration collected, in 2002, 2001, and 2000, respectively, came from customers residing in the South Atlantic region of the United States; approximately 16%, 23%, and 24% of premium and annuity consideration collected, in 2002, 2001, and 2000, respectively, came from customers residing in the Mid-Atlantic region of the United States; and approximately 11%, 13%, and 9% of premium and annuity consideration collected, in 2002, 2001, and 2000, respectively, came from customers residing in California.

(d)	Revenues

Investment income is recorded when earned. Realized investment gains and losses are calculated on the basis of specific identification. Premiums on long-duration insurance products are recognized as earned when due or, in the case of life contingent annuities, when the contracts are issued. Premiums received under institutional stable value products; annuity contracts without significant mortality risk, and universal life products are not reported as revenues but as deposits and included in liabilities for future annuity and contract benefits. Cost of insurance is charged to universal life policyholders based upon at risk amounts and is recognized as revenue when due. Variable product fees are charged to variable annuity and variable life policyholders based upon the daily net assets of the policyholders’ account values, and are recognized as revenue when charged. Other income consists primarily of surrender charges on certain policies. Surrender charges are recognized as income when the policy is surrendered.

(e)	Cash and Cash Equivalents

Certificates, money market funds, and other time deposits with original maturities of less than 90 days are considered cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Items with maturities greater than 90 days but less than a year are included in short term investments.

(f)	Investment Securities

We have designated our fixed maturities (bonds) and our equity securities (common and non-redeemable preferred stock) as available-for-sale. The fair value for regularly traded fixed maturities and equity securities is based on quoted market prices. For fixed maturities not regularly traded, fair values are estimated using values obtained from independent pricing services or discounted expected cash flows using current market rates commensurate with credit quality and maturity of the investments, as applicable.

Changes in the fair values of investments available-for-sale, net of the effect on deferred acquisition costs, present value of future profits, and deferred income taxes are reflected as unrealized investment gains or losses in a separate component of shareholders’ interest and, accordingly, have no effect on net income. Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds fair value, the duration of the market decline, and the financial health of specific prospects for the issuer. Unrealized losses that are considered other than temporary are recognized in earnings through an adjustment to the amortized cost basis of the underlying securities.

We engage in certain securities lending transactions, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned.

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective method, whereby the amortized cost of the securities is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to investment income.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

Mortgage and policy loans are stated at their unpaid principal balance. Mortgage loans are stated net of an allowance for estimated uncollectible amounts. The allowance for losses is determined primarily on the basis of management’s best estimate of probable losses, including specific allowances for known troubled loans, if any. Write-downs and the change in reserves are included in net realized investment gains and losses in the Consolidated Statements of Income.

Short-term investments, are stated at amortized cost which approximates fair value. Equity securities (including seed money for new mutual fund portfolios) are stated at fair value. Investments in limited partnerships are generally accounted for under the equity method of accounting. Real estate is included in other invested assets is stated, generally, at cost less accumulated depreciation. Other long-term investments are stated generally at amortized cost.

(g)	Deferred Acquisition Costs

Acquisition costs include costs and expenses, which vary with and are primarily related to the acquisition of insurance and investment contracts.

Acquisition costs include first-year commissions in excess of recurring renewal commissions, certain support costs such as underwriting and policy issue costs, and the bonus feature of certain variable annuity products. For investment and universal life type contracts, amortization is based on the present value of anticipated gross profits from investments, interest credited, surrender and other policy charges, and mortality and maintenance expenses. Amortization is adjusted retroactively when current estimates of future gross profits to be realized are revised. For other long-duration insurance contracts, the acquisition costs are amortized in relation to the estimated benefit payments or the present value of expected future premiums.

Deferred acquisition costs are reviewed to determine if they are recoverable from future income, including investment income and, if not considered recoverable, are charged to expense.

(h)	Intangible Assets

Present Value of Future Profits - In conjunction with our acquisitions, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called present value of future profits (“PVFP”), represents the actuarially determined present value of the projected future cash flows from the acquired policies.

PVFP is amortized, net of accreted interest, in a manner similar to the amortization of deferred acquisition costs. Interest accretes at rates credited to policyholders on underlying contracts. Recoverability of PVFP is evaluated periodically by comparing the current estimate of expected future gross profits to the unamortized asset balance. If such a comparison indicates that the expected gross profits will not be sufficient to recover PVFP, the difference is charged to expense.

PVFP is further adjusted to reflect the impact of unrealized gains or losses on fixed maturities classified as available for sale in the investment portfolios. Such adjustments are not recorded in our net income but rather as a credit or charge to shareholders’ interest, net of applicable income tax.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

Goodwill - As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the “reporting unit” level. A reporting unit is the operating segment, or business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a report unit’s goodwill exceeds its fair value. We used discounted cash flows to establish fair values. When available and as appropriate, we used comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposal using the relative fair value methodology.

We amortize the costs of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment and written down to fair value as required.

Before December 31, 2001, we amortized goodwill over our estimated period of benefit on a straight-line basis; we amortized other intangible assets on appropriate bases over their estimated lives. No amortization period exceeded 40 years. When an intangible asset’s carrying value exceeded associated expected operating cash flows, we considered it to be impaired and wrote it down to fair value, which we determined based on either discounted future cash flows or appraised values.

Software - Costs incurred for internally developed and purchased software are capitalized after technological feasibility is established. Capitalization ceases when the software is ready for its intended use and is amortized over a period of 3 to 5 years.

(i)	Income Taxes

We file a consolidated life insurance federal income tax return with our parent, GECA and its life insurance affiliates. The method of income tax allocation is subject to written agreement authorized by the Board of Directors. Allocation is based on the separate return liabilities with offsets for losses and credits utilized to reduce current consolidated tax liability. Intercompany tax balances are settled quarterly, with a final settlement after filing of the federal income tax return.

Deferred income taxes have been provided for the effects of temporary differences between financial reporting and tax bases of assets and liabilities and have been measured using the enacted marginal tax rates and laws that are currently in effect.

(j)	Reinsurance

Premium revenue, benefits, underwriting, acquisition, and insurance expenses are reported net of the amounts relating to reinsurance ceded to other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies.

(k)	Future Annuity and Contract Benefits

Future annuity and contract benefits consist of the liability for investment contracts, insurance contracts and accident and health contracts. Investment contract liabilities are generally equal to the policyholder’s current

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

account value. The liability for insurance and accident and health contracts is calculated based upon actuarial assumptions as to mortality, morbidity, interest, expense, and withdrawals, with experience adjustments for adverse deviation where appropriate.

(l)	Liability for Policy and Contract Claims

The liability for policy and contract claims represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of (a) claims that have been reported to the insurer, and (b) claims related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated, and (c) claim adjustment expenses. Claim adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process, and adjust claims.

(m)	Separate Accounts

The separate account assets and liabilities represent funds held, and the related liabilities for, the exclusive benefit of the variable annuity contract holders and variable life policyholders. We receive mortality risk and expense fees and administration charges from the variable mutual fund portfolios in the separate accounts. The separate account assets are carried at fair value and are equal to the liabilities that represent the policyholders’ equity in those assets.

We have periodically transferred capital to the separate accounts to provide for the initial purchase of investments in new mutual fund portfolios. As of December 31, 2002, approximately $20.0 of our other invested assets related to our capital investments in the separate accounts.

(n)	Accounting Changes

Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology. We stopped amortizing goodwill effective January 1, 2002.

Under SFAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, on a “reporting unit” basis. No goodwill impairment charge was taken as a result of our goodwill testing for impairment in accordance with SFAS 142.

At January 1, 2001, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under SFAS 133 all derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows the effective portion of changes in fair value is recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs. Further information about derivative instruments is provided in Note 10.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

At January 1, 2001, the cumulative effect of adopting this accounting change, was as follows:

	Earnings	Shareholders’ Interest
Adjustment to fair value of derivatives (a)	$(8.7)	$(12.2)
Income tax effects	3.0	4.4

Totals	$(5.7)	$(7.8)

(a)	For earnings effect, amount shown is net of hedged items.

The cumulative effect on shareholders’ interest was primarily attributable to marking to market swap contracts used to hedge variable-rate borrowings. Decreases in the fair values of these instruments were attributable to declines in interest rates since inception of the hedging arrangement. As a matter of policy, we ensure that funding, including the effect of derivatives, of our investment and other financial asset positions are substantially matched in character (e.g., fixed vs. floating) and duration. As a result, declines in the fair values of these effective derivatives are offset by unrecognized gains on the related financing assets and hedged items, and future net earnings will not be subject to volatility arising from interest rate changes.

(o)	Accounting Pronouncements Not Yet Adopted

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which we intend to adopt on July 1, 2003. We do not believe it is reasonably possible that any special purpose entities (“SPEs”), or assets previously sold to qualifying SPEs (“QSPEs”), will be consolidated on our books. Information about our activities with, and exposures to, QSPEs is provided in Note 11.

(2) Investment Securities

(a)	General

For the years ended December 31, 2002, 2001, and 2000 the sources of our investment income were as follows:

	2002	2001	2000
Fixed maturities	$528.8	$615.2	$623.1
Equity securities	0.5	1.7	1.8
Mortgage loans	73.2	80.9	80.0
Policy loans	6.3	7.1	4.6
Other investments	0.9	1.8	6.7

Gross investment income	609.7	706.7	716.2
Investment expenses	(9.5)	(7.8)	(7.3)

Net investment income	$600.2	$698.9	$708.9

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

For the years ended December 31, 2002, 2001, and 2000, sales proceeds and gross realized investment gains and losses from the sales of investment securities available-for-sale were as follows:

	2002	2001	2000
Sales proceeds	$4,186.9	$2,663.3	$874.2

Gross realized investments:
Gains	181.1	100.5	29.3
Losses, including impairments (a)	(125.8)	(71.4)	(25.0)

Net realized investments gains	$55.3	$29.1	$4.3

(a) Impairments were $(77.4), $(24.1) and $(12.6) in 2002, 2001 and 2000, respectively.

The additional proceeds from investments presented in our Consolidated Statements of Cash Flows result from principal collected on mortgage and asset-backed securities, maturities, calls, and sinking fund payments.

Net unrealized gains and losses on investment securities and other invested assets classified as available-for-sale are reduced by deferred income taxes and adjustments to PVFP and deferred acquisition costs that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities and other invested assets reflected as a separate component of shareholders’ interest as of December 31, 2002, 2001, and 2000 are summarized as follows:

	2002	2001	2000
Net unrealized gains (losses) on available-for-sale investment securities and other invested assets before adjustments:
Fixed maturities	$18.6	$(41.2)	$(34.4)
Equity securities	4.2	4.6	(1.6)
Other invested assets	(13.9)	(16.4)	(3.2)

Subtotal	8.9	(53.0)	(39.2)

Adjustments to the present value of future profits and deferred acquisitions costs	(29.5)	25.2	10.1
Deferred income taxes	8.6	10.4	10.4

Net unrealized losses on available-for-sale investment securities	$(12.0)	$(17.4)	$(18.7)

The change in the net unrealized gains (losses) on investment securities reported in accumulated non-owner changes in equity is as follows:

	2002	2001	2000
Net unrealized losses on investment securities—beginning of year	$(17.4)	$(18.7)	$(134.2)
Unrealized (losses) gains on investment securities—net of deferred taxes of ($21.2), ($10.2), and ($63.3)	41.3	20.2	118.3
Reclassification adjustments—net of deferred taxes of $19.4, $10.2 and $1.5	(35.9)	(18.9)	(2.8)

Net unrealized losses on investment securities—end of year	$(12.0)	$(17.4)	$(18.7)

At December 31, 2002 and 2001, the amortized cost, gross unrealized gains and losses, and fair values of our fixed maturities and equity securities available-for-sale were as follows:

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and agency	$29.4	$0.6	$(0.2)	$29.8
State and municipal	1.0	—	—	1.0
Non-U.S. government	45.9	1.8	(0.1)	47.6
U.S. corporate	6,063.8	161.5	(207.3)	6,018.0
Non-U.S. corporate	668.7	14.4	(15.9)	667.2
Mortgage-backed	1,973.5	58.1	(3.9)	2,027.7
Asset-backed	1,248.1	18.0	(8.4)	1,257.7

Total fixed maturities	10,030.4	254.4	(235.8)	10,049.0
Common stocks and non-redeemable preferred stocks	20.7	4.2	—	24.9

Total available-for-sale securities	$10,051.1	$258.6	$(235.8)	$10,073.9

2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and agency	$5.1	$0.1	$—	$5.2
State and municipal	1.2	—	—	1.2
Non-U.S. government	37.0	0.2	(0.5)	36.7
U.S. corporate	5,976.7	93.6	(199.4)	5,870.9
Non-U.S. corporate	819.5	10.5	(18.0)	812.0
Mortgage-backed	2,217.3	50.9	(7.3)	2,260.9
Asset-backed	1,524.0	31.5	(2.8)	1,552.7

Total fixed maturities	10,580.8	186.8	(228.0)	10,539.6
Common stocks and non-redeemable preferred stocks	33.2	4.8	(0.2)	37.8

Total available-for-sale securities	$10,614.0	$191.6	$(228.2)	$10,577.4

The scheduled maturity distribution of the fixed maturity portfolio at December 31, 2002 follows. Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year less	$700.3	$698.0
Due one year through five years	2,183.7	2,191.8
Due five years through ten years	2,398.9	2,427.0
Due after ten years	1,525.9	1,446.8

Subtotals	6,808.8	6,763.6
Mortgage-backed securities	1,973.5	2,027.7
Asset-backed securities	1,248.1	1,257.7

Totals	$10,030.4	$10,049.0

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

As of December 31, 2002, $1,127.4 of our investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

As required by law, we have amounts invested, with governmental authorities and banks for the protection of policyholders, of $5.7 and $5.5 as of December 31, 2002 and 2001, respectively.

As of December 31, 2002, approximately 21%, 20%, and 14% of our investment portfolio was comprised of securities issued by the manufacturing, financial, and utilities industries, respectively, the vast majority of which are rated investment grade, and which are senior secured bonds. No other industry group comprises more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the United States and is not dependent on the economic stability of one particular region.

As of December 31, 2002, we did not hold any fixed maturity securities which exceeded 10% of shareholders’ interest.

The credit quality of the fixed maturity portfolio at December 31, 2002 and 2001 follows. The categories are based on the higher of the ratings published by Standard & Poors or Moody’s.

	2002		2001
	Fair value	Percent	Fair value	Percent
Agencies and treasuries	$199.6	2.0%	$250.5	2.4%
AAA/Aaa	2,801.1	27.9	3,232.4	30.7
AA/Aa	843.6	8.4	841.9	8.0
A/A	2,842.6	28.3	2,432.5	23.1
BBB/Baa	2,170.9	21.6	2,366.6	22.4
BB/Ba	370.7	3.7	346.2	3.3
B/B	99.3	1.0	95.6	0.9
CC and below	19.6	0.2	10.0	0.1
Not rated	701.6	6.9	963.9	9.1

Totals	$10,049.0	100.0%	$10,539.6	100.0%

Bonds with ratings ranging from AAA/Aaa to BBB-/Baa3 are generally regarded as investment grade securities. Some agencies and treasuries (that is, those securities issued by the United States government or an agency thereof) are not rated, but all are considered to be investment grade securities. Finally, some securities, such as private placements, have not been assigned a rating by any rating service and are therefore categorized as “not rated”. This has neither positive nor negative implications regarding the value of the security.

At December 31, 2002 and 2001, there were fixed maturities in default (issuer has missed a coupon payment or entered bankruptcy) with a fair value of $19.1 and $11.7, respectively.

We have limited partnership commitments outstanding of $11.6 and $16.0 at December 31, 2002 and December 31, 2001, respectively.

(b)	Mortgage and Real Estate Portfolio

For the years ended December 31, 2002 and 2001, respectively, we originated $102.1 and $36.0 of mortgages secured by real estate in California, which represents 43% and 25% of our total originations for those years.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

We have certain investment commitments to provide fixed-rate loans. The investment commitments, which would be collateralized by related properties of the underlying investments, involve varying elements of credit and market risk. Investment commitments outstanding at December 31, 2002 and 2001 were $15.3 and $6.7, respectively.

“Impaired” loans are defined under U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. That definition excludes, among other things, leases or large groups of smaller-balance homogenous loans, and therefore applies principally to our commercial loans.

Under these principles, we have two types of “impaired” loans: loans requiring allowances for losses (none as of December 31, 2002 and 2001) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($3.7 and $7.6 as of December 31, 2002 and 2001, respectively). Average investment in impaired loans during December 31, 2002, 2001, and 2000 was $5.1, $6.8, and $11.5 and interest income earned on these loans while they were considered impaired was $0.5, $0.9, and $0.8 for the years ended December 31, 2002, 2001, and 2000, respectively.

The following table presents the activity in the allowance for losses during the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
Balance at January 1	$18.2	$14.3	$23.3
(Benefit) provision (credited) charged to operations	(9.3)	2.3	(11.1)
Amounts written off, net of recoveries	—	1.6	2.1

Balance at December 31	$8.9	$18.2	$14.3

During 2002 and 2000, as part of its on-going analysis of exposure to losses arising from mortgage loans, we recognized $11.6 and $12.7 reduction in its allowance for losses, respectively.

The allowance for losses on mortgage loans at December 31, 2002, 2001, and 2000 represented 0.8%, 1.9%, and 1.3% of gross mortgage loans, respectively.

There were no non-income producing mortgage loans as of December 31, 2002 and 2001.

(3) Deferred Acquisition Costs

Activity impacting deferred acquisition costs for the years ended December 31, 2002, 2001, and 2000 was as follows:

	2002	2001	2000
Unamortized balance at January 1	$838.2	$712.9	$475.2
Cost deferred	116.3	204.1	304.4
Amortization, net	(111.2)	(78.8)	(66.7)

Unamortized balance at December 31	843.3	838.2	712.9
Cumulative effect of net unrealized investment losses	(16.1)	15.6	2.8

Balance at December 31	$827.2	$853.8	$715.7

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(4) Intangible Assets and Goodwill

At December 31, 2002 and 2001 the gross carrying amount and accumulated amortization of intangibles subject to amortization were as follows:

	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present Value of Future Profits (“PVFP”)	$541.0	$(352.2)	$564.0	$(319.3)
Capitalized Software	26.8	(8.7)	16.2	(5.9)
All Other	1.3	(0.5)	1.2	(0.3)

Total	$569.1	$(361.4)	$581.4	$(325.5)

(a)	Present Value of Future Profits

The method used by us to value PVFP in connection with acquisitions of life insurance entities is summarized as follows: (1) identify the future gross profits attributable to certain lines of business, (2) identify the risks inherent in realizing those gross profits, and (3) discount those gross profits at the rate of return that we must earn in order to accept the inherent risks.

The following table presents the activity in PVFP for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
Unamortized balance at January 1	$235.1	$278.1	$314.8
Interest accreted as 6.20%, 6.57% and 5.94% for December 31, 2002, 2001, and 2000, respectively	13.2	16.3	17.1
Amortization	(46.1)	(59.3)	(53.8)

Unamortized balance December 31	202.2	235.1	278.1
Cumulative effect of net unrealized investment losses	(13.4)	9.6	7.3

Balance at December 31	$188.8	$244.7	$285.4

The estimated percentage of the December 31, 2002 balance, before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

2003	12.5%
2004	10.9%
2005	9.8%
2006	8.5%
2007	7.5%

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(b)	Goodwill

For both December 31, 2002 and 2001, total unamortized goodwill was $107.4 which is shown net of accumulated amortization and adjustments of $43.3. Goodwill amortization was $7.0 for the years ending 2001 and 2000. Under SFAS 142 (effective January 1, 2002), goodwill is no longer amortized but is tested for impairment using a fair value methodology.

As of December 31, 2002 goodwill was comprised of the following:

Wealth Accumulation and Transfer	$85.5
Lifestyle Protection and Enhancement	21.9

Total	$107.4

The effects on earnings excluding such goodwill amortization from 2002, 2001, and 2000 follow.

	2002	2001	2000
Net income as reported	$115.8	$123.9	$163.1

Net income excluding goodwill amortization	$115.8	$130.8	$170.0

(5) Reinsurance

We are involved in both the cession and assumption of reinsurance with other companies. Our reinsurance consists primarily of long-duration contracts that are entered into with financial institutions and related party reinsurance. Although these reinsurance agreements contractually obligate the reinsurers to reimburse us, they do not discharge us from our primary liabilities and we remain liable to the extent that the reinsuring companies are unable to meet their obligations.

In order to limit the amount of loss retention, certain policy risks are reinsured with other insurance companies. The maximum of individual ordinary life insurance normally retained by any one insured with an issue age up to 75 is $1 and for issue ages over 75 is $0.1. Certain accident and health insurance policies are reinsured on either a quota share or excess of loss basis. We also use reinsurance for guaranteed minimum death benefit (“GMDB”) options on our variable annuity products. We do not have significant reinsurance contracts with any one reinsurer that could have a material impact on our results of operations.

Net life insurance in force as of December 31 is summarized as follows:

	2002	2001	2000
Direct life insurance in force	$29.0	$31.3	$32.9
Amounts ceded to other companies	(4.6)	(5.3)	(5.5)
Amounts assumed from other companies	2.1	2.2	2.4

Net premiums	$26.5	$28.2	$29.8

Percentage of amount assumed to net	7.9%	7.8%	8.1%

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

The effects of reinsurance on premiums earned for the years ended December 31, 2002, 2001, and 2000 were as follows:

	2002	2001	2000
Direct	$117.9	$128.8	$145.6
Assumed	4.8	3.3	3.3
Ceded	(17.4)	(23.7)	(32.6)

Net premiums earned	$105.3	$108.4	$116.3

Percentage of amount assumed to net	5%	3%	3%

Due to the nature of our insurance contracts, premiums earned approximate premiums written.

Reinsurance recoveries recognized as a reduction of benefits amounted to $42.4, $58.0, and $54.3 for the years ended December 31, 2002, 2001, and 2000, respectively.

(6) Future Annuity and Contract Benefits

(a)	Investment Contracts

Investment contracts are broadly defined to include contracts without significant mortality or morbidity risk. Payments received from sales of investment contracts are recognized by providing a liability equal to the current account value of the policyholder’s contracts. Interest rates credited to investment contracts are guaranteed for the initial policy term with renewal rates determined as necessary by management.

(b)	Insurance Contracts

Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums, based on mortality, morbidity, and other assumptions which were appropriate at the time the policies were issued or acquired. These assumptions are periodically evaluated for potential reserve deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported, and claims in the process of settlement. This estimate is based on our experience and the experience of the insurance industry, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

The following chart summarizes the major assumptions underlying our recorded liabilities for future annuity and contract benefits:

	Withdraw Assumption	Mortality/ Morbidity Assumption	Interest Rate Assumption	December 31,
				2002	2001
Investment contracts	N/A	N/A	N/A	$8,592.0	$8,788.6
Limited payment contracts	None	(a)	3.0%-12.0%	30.3	17.9
Traditional life insurance contracts	Company Experience	(b)	6.9% grading to 6.5%	316.6	344.2
Universal life type contracts	N/A	N/A	N/A	1,780.8	1,774.9
Accident and health	Company Experience	(c)	7.5% grading to 4.5%	51.8	49.7

Total future annuity and contracts benefits				$10,771.5	$10,975.3

(a)	Either the United States Population Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuity Mortality Table and Company experience.
(b)	Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables and Company experience.
(c)	The 1958 Commissioner’s Standard Ordinary Table, 1964 modified and 1987 Commissioner’s Disability Tables, and Company experience.

(7) Income Taxes

The total provision (benefit) for income taxes for the years ended December 31, 2002, 2001, and 2000 consisted of the following components:

	2002	2001	2000
Current federal income tax	$19.8	$18.2	$(20.8)
Deferred federal income tax	20.8	49.1	90.5

Subtotal-federal income tax	40.6	67.3	69.7

Current state income tax	1.3	0.8	(0.8)
Deferred state income tax	1.0	2.0	4.0

Subtotal-state income tax	2.3	2.8	3.2

Total income tax	$42.9	$70.1	$72.9

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, 2002, 2001, and 2000 is as follows:

	2002	2001	2000
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	0.5	0.5	0.5
Non-deductible goodwill amortization	—	1.2	1.0
Dividends-received deduction	(9.1)	(2.9)	(1.7)
Other, net	0.6	1.3	(3.9)

Effective rate	27.0%	35.1%	30.9%

The components of the net deferred income tax liability at December 31, 2002 and 2001 are as follows:

	2002	2001
Assets:
Insurance reserves amounts	$146.8	$161.8
Net unrealized losses on investment securities	8.6	10.4
Net unrealized loss on derivatives	—	5.0

Total deferred income tax asset	155.4	177.2

Liabilities:
Investments	8.1	1.6
Present value of future profits	43.7	47.3
Deferred acquisition costs	203.6	194.6
Other	4.9	9.2

Total deferred income tax liability	260.3	252.7

Net deferred income tax liability	$104.9	$75.5

Based on an analysis of our tax position, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income enabling us to realize remaining deferred tax assets. Accordingly, no valuation allowance for deferred tax assets is deemed necessary.

We received a refund of federal and state taxes of $16.4 and $23.9 for the years ended December 31, 2002 and 2001. We also paid $41.1 for federal and state income taxes for the year ended December 31, 2000.

At December 31, 2002 and 2001, the deferred income tax liability was $260.3 and $252.7, respectively. At December 31, 2002 and 2001, the current income tax liability was $30.3 and $2.1, respectively.

(8) Related Party Transactions

We pay investment advisory fees and other fees to affiliates. Amounts incurred for these items aggregated $36.8, $18.3, and $11.1 for the years ended December 31, 2002, 2001, and 2000, respectively. We charge affiliates for certain services and for the use of facilities and equipment which aggregated $58.4, $68.1, and $55.2, for the years ended December 31, 2002, 2001, and 2000, respectively.

In May 2002, we entered into an investment management agreement with GE Asset Management Incorporated (“GEAM”) under which we paid $8.9 to GEAM as compensation for the investment services.

During 2002, we sold certain assets to an affiliate at a fair value established as if it were an arms-length, third party transaction, which resulted in a gain of $17.6.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

We pay interest on outstanding amounts under a credit funding agreement with GNA Corporation, the parent company of GECA. We have a credit line of $500 with GNA. Interest expense under this agreement was $0.1, $0.6, and $1.1 for the years ended December 31, 2002, 2001, and 2000 respectively. We pay interest at the cost of funds of GNA Corporation, which were 1.95% and 2.8%, as of December 31, 2002 and 2001, respectively. The amounts outstanding as of December 31, 2002 and 2001 were $18.1 and $50.5, respectively, and are included with accounts payable and accrued expenses in the Consolidated Balance Sheets.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(9) Litigation

We, like other insurance companies, are involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurance companies, substantial damages have been sought and/or material settlement payments have been made. Except for the McBride case described below, the ultimate outcome of which, and any effect on us, cannot be determined at this time, management believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on our Consolidated Financial Statements.

On November 1, 2000, GE Life and Annuity Assurance Company (“GE Life”) was named as a defendant in a lawsuit filed in Georgia state court related to the sale of universal life insurance policies (McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co.). On December 1, 2000, we successfully removed the case to the United States District Court for the Middle District of Georgia. The complaint is brought as a class action on behalf of all persons who purchased certain universal life insurance policies from GE Life and alleges improper sales practices in connection with the sale of universal life policies. No class has been certified. On February 27, 2002, the Court denied us motion for summary judgment. We have vigorously denied liability with respect to the plaintiff’s allegations and the ultimate outcome, and any effect on us, of the McBride litigation cannot be determined at this time.

(10) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the Consolidated Financial Statements at fair value are not included in the following disclosures; such items include cash and cash equivalents, investment securities, separate accounts, and derivative financial instruments. Other financial assets and liabilities – those not carried at fair value – are discussed in the following pages. Apart from certain borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must be determined using models. Although management has made every effort to develop the fairest representation of fair value for this section, it would be unusual if the estimates could actually have been realized at December 31, 2002 and 2001.

A description of how fair values are estimated follows:

Borrowings. Based on market quotes or comparables.

Mortgage loans. Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

Investment contract benefits. Based on expected future cash flows, considering expected renewal premiums, claims, refunds and servicing costs, discounted at a current market rate.

All other instruments. Based on comparable market transactions, discounted future cash flows, quoted market prices, and /or estimates of the cost to terminate or otherwise settle obligations.

Information about certain financial instruments that were not carried at fair value at December 31, 2002 and 2001, is summarized as follows:

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

	2002				2001
	Assets (Liabilities)				Assets (Liabilities)
	Notional Amount		Carrying Amount	Estimated Fair Value	Notional Amount		Carrying Amount	Estimated Fair Value
Assets:
Mortgage loans	(a	)	$1,034.7	$1,124.7	(a	)	$938.8	$978.4
Other financial instruments	(a	)	1.6	1.6	(a	)	17.8	17.8
Liabilities:
Borrowings and related instruments:
Borrowings	(a	)	(18.1)	(18.1)	(a	)	(50.5)	(50.5)
Investment contract benefits	(a	)	(8,592.0)	(8,711.1)	(a	)	(8,788.6)	(8,868.4)
Other firm commitments:
Ordinary course of business lending commitments	15.3		—	—	6.7		—	—
Commitments to fund limited partnerships	11.6		—	—	16.0		—	—

(a)	These financial instruments do not have notional amounts.

A reconciliation of current period changes for the years ended December 31, 2002 and 2001, net of applicable income taxes in the separate component of shareholders’ interest labeled “derivatives qualifying as hedges”, follows:

	2002	2001
Net Other Comprehensive Income Balances as of January 1	$(8.1)	$(7.8)
Current period decreases in fair value–net	9.2	(0.1)
Reclassification to earnings, net	1.2	(0.2)

Balance at December 31	$2.3	$(8.1)

Hedges of Future Cash Flows

There was less than $0.01 of ineffectiveness reported in the twelve months ended December 31, 2002 and 2001 in fair values of hedge positions. There were no amounts excluded from the measure of effectiveness in the twelve months ended December 31, 2002 and 2001 related to the hedge of future cash flows.

Of the $(7.8) transition adjustment recorded in shareholders’ interest at January 1, 2001, $(0.2), net of income taxes, was reclassified to income during the twelve month period ended December 31, 2001. The $2.3, net of taxes, recorded in shareholders’

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

interest at December 31, 2002 is expected to be reclassified to future income, contemporaneously with and primarily offsetting changes in interest expense and interest income on floating-rate instruments. Of this amount $0.9, net of income taxes, is expected to be reclassified to earnings over the twelve-month period ending December 31, 2003. Actual amounts may vary from this amount as a result of market conditions. The amount of $1.2 net of income taxes was reclassified to income over the twelve months ended December 31, 2002. No amounts were reclassified to income during the twelve months ended December 31, 2002 and 2001 in connection with forecasted transactions that were no longer considered probable of occurring.

Derivatives Not Designated as Hedges

At December 31, 2002, there were no derivatives that do not qualify for hedge accounting under SFAS 133, as amended.

(11) Non-controlled Entities

One of the most common forms of off-balance sheet arrangements is asset securitization. We use GE Capital sponsored and third party entities to facilitate asset securitizations. As part of this strategy, management considers the relative risks and returns of our alternatives and predominately uses GE Capital sponsored entities. Management believes these transactions could be readily executed through third party entities at insignificant incremental cost.

The following table summarizes the current balance of assets sold to QSPEs at December 31:

	2002	2001
Receivables-secured by:
Commercial mortgage loans	$162.4	$183.4
Fixed maturities	129.9	—
Other receivables	117.2	129.4

Total receivables	$409.5	$312.8

We evaluate the economic, liquidity and credit risk related to the above SPEs and believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our operations, cash flows, or financial position. Financial support for certain SPE’s is provided under credit support agreements, in which GE Financial Assurance provides limited recourse for a maximum of $119 million of credit losses in qualifying entities. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital. We may record liabilities, for such guarantees based on our best estimate of probable losses. To date, no QSPE has incurred a loss.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

Sales of securitized assets to QSPEs result in a gain or loss based on the difference between sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. Beneficial interests and recourse obligations related to such sales that are recognized in our financial statements are as follows:

	December 31,
	2002		2001
	Cost	Fair Value	Cost	Fair Value
Beneficial interest	$17.0	$20.9	$13.9	$15.7
Servicing assets	—	—	—	—
Recourse liability	—	—	—	—

Total	$17.0	$20.9	$13.9	$15.7

Beneficial interest. In certain securitization transactions, we retain an interest in transferred assets. Those interests take various forms and may be subject to credit prepayment and interest rate risks.

Servicing assets. Following a securitization transaction, we retain the responsibility for servicing the receivables, and, as such, are entitled to receive an ongoing fee based on the outstanding principal balances of the receivables. There are no servicing assets nor liabilities recorded as the benefits of servicing the assets are adequate to compensate an independent servicer for its servicing responsibilities.

Recourse liability. As described previously, under credit support agreements we provide recourse for credit losses in special purpose entities. We recognize expected credit losses under these agreements.

Other Non-controlled Entities. We also have certain investments in associated companies for which we provide varying degrees of financial support and are entitled to a share in the results of the entities’ activities. While all of these entities are substantive operating companies, some may need to be evaluated under FIN 46. The types of support we typically provide to these entities consists of credit enhancement, such as debt guarantees, and other contractual arrangements.

(12) Restrictions on Dividends

Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on the lesser of 10% of the prior year surplus or prior year net gain from operations. Dividends in excess of the prescribed limits or our earned surplus require formal approval from the Commonwealth of Virginia State Corporation Commission, Bureau of Insurance. Based on statutory results as of December 31, 2002, we are able to distribute $26.1 in dividends in 2003 without obtaining regulatory approval.

We declared and paid dividends of $9.6 for each of the years ended December 31, 2002, 2001, and 2000.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(13) Supplementary Financial Data

We file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared on an accounting basis prescribed by such authorities (statutory basis). Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income and shareholders’ interest. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. We have no permitted accounting practices.

For the years ended December 31, 2002, 2001, and 2000, statutory net (loss) income and statutory capital and surplus is summarized below:

	2002	2001	2000
Statutory net gain from operations	$26.1	$11.9	$70.7
Statutory capital and surplus	$550.7	$584.4	$592.9

The NAIC has adopted Risk Based Capital (“RBC”) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risks. The RBC formula is designated as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor our RBC level. At December 31, 2002 and 2001 we exceeded the minimum required RBC levels.

(14) Operating Segment Information

We conduct our operations through two business segments: (1) Wealth Accumulation and Transfer, comprised of products intended to increase the policyholder’s wealth, transfer wealth to beneficiaries or provide a means for replacing the income of the insured in the event of premature death, and (2) Lifestyle Protection and Enhancement, comprised of products intended to protect accumulated wealth and income from the financial drain of unforeseen events. See Note (1)(c) for further discussion of our principal product lines within these two segments.

The following is a summary of industry segment activity for December 31, 2002, 2001, and 2000:

December 31, 2002 – Segment Data	Wealth Accumulation & Transfer	Lifestyle Protection & Enhancement	Consolidated
Net investment income	$597.4	$2.8	$600.2
Net realized investment gains	55.3	—	55.3
Premiums	44.8	60.5	105.3
Other revenues	284.2	0.4	284.6

Total revenues	981.7	63.7	1,045.4

Interest credited, benefits, and other changes in policy reserves	594.5	45.8	640.3
Commissions	99.2	12.9	112.1
Amortization of intangibles	35.2	0.7	35.9
Other operating costs and expenses	90.5	7.9	98.4

Total benefits and expenses	819.4	67.3	886.7

Income before income taxes	$162.3	$(3.6)	$158.7

Provision (benefit) for income taxes	$44.1	$(1.2)	$42.9

Net income (loss)	$118.2	$(2.4)	$115.8

Total assets	$20,181.6	$166.5	$20,348.1

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

December 31, 2001 – Segment Data	Wealth Accumulation & Transfer	Lifestyle Protection & Enhancement	Consolidated
Net investment income	$695.8	$3.1	$698.9
Net realized investment gains	29.1	—	29.1
Premiums	48.2	60.2	108.4
Other revenues	297.8	0.2	298.0

Total revenues	1,070.9	63.5	1,134.4

Interest credited, benefits, and other changes in policy reserves	674.1	42.0	716.1
Commissions	147.1	15.6	162.7
Amortizations of intangibles	50.4	2.1	52.5
Other operating costs and expenses	(2.1)	5.5	3.4

Total benefits and expenses	869.5	65.2	934.7

Income (loss) before income taxes and cumulative effect of change in accounting principle	$201.4	$(1.7)	$199.7

Provision (benefit) for income taxes	$70.6	$(0.5)	$70.1

Net income (loss)	$125.1	$(1.2)	$123.9

Total assets	$22,294.7	$168.0	$22,462.7

December 31, 2000 – Segment Data	Wealth Accumulation & Transfer	Lifestyle Protection & Enhancement	Consolidated
Net investment income	$703.5	$5.4	$708.9
Net realized investment gains	4.3	—	4.3
Premiums	55.3	61.0	116.3
Other revenues	316.2	7.7	323.9

Total revenues	1,079.3	74.1	1,153.4

Interest credited, benefits, and other changes in policy reserves	715.3	40.9	756.2
Commissions	212.8	16.5	229.3
Amortization of intangibles	43.0	2.2	45.2
Other operating costs and expenses	(121.2)	7.9	(113.3)

Total benefits and expenses	849.9	67.5	917.4

Income before income taxes	$229.4	$6.6	$236.0

Provision for income taxes	$70.5	$2.4	$72.9

Net income	$158.9	$4.2	$163.1

Total assets	$22,440.7	$171.8	$22,612.5

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2002, 2001 and 2000

(Dollar amounts in millions)

(15) Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2002	2001	2002	2001	2002	2001	2002	2001
Net investment income	$154.7	$188.1	$150.4	$174.3	$152.6	$169.1	$142.5	$167.4

Total revenues	$267.2	$302.6	$210.9	$291.7	$279.7	$262.2	$287.6	$277.9

Earnings (loss) before cumulative effect of change in accounting principle (1)	$32.7	$33.1	$(0.4)	$38.3	$24.1	$21.9	$59.4	$36.3

Net income (loss)	$32.7	$27.4	$(0.4)	$38.3	$24.1	$21.9	$59.4	$36.3

(1)	See note 1 (n) of the Consolidated Financial Statements.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

GE Life and Annuity Assurance Company:

Under the date of February 7, 2003, we reported on the consolidated balance sheets of GE Life and Annuity Assurance Company and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ interest, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP

Richmond, Virginia

February 7, 2003

Schedule III

GE LIFE AND ANNUITY ASSURANCE COMPANY

Supplemental Insurance Information

(Dollar amounts in millions)

Segment	Deferred Acquisition Costs	Future Annuity And Contract Benefits & Liability For Policy and Contract Claims	Unearned Premiums	Other Policyholder Liabilities	Premium Revenue
December 31, 2002:
Wealth Accumulation and Transfer	$809.8	$10,921.1	$0.1	$182.4	$44.8
Lifestyle Protection and Enhancement	17.4	90.8	25.4	0.2	60.5

Total	$827.2	$11,011.9	$25.5	$182.6	$105.3

December 31, 2001:
Wealth Accumulation and Transfer	$835.1	$11,076.2	$0.2	$65.1	$48.2
Lifestyle Protection and Enhancement	18.7	88.1	25.6	0.5	60.2

Total	$853.8	$11,164.3	$25.8	$65.6	$108.4

December 31, 2000:
Wealth Accumulation and Transfer	$698.9	$9,990.2	$27.3	$135.3	$55.2
Lifestyle Protection and Enhancement	16.8	84.5	1.2	0.2	61.1

Total	$715.7	$10,074.7	$28.5	$135.5	$116.3

Segment	Net Investment Income	Interest Credited & Benefits and Other Changes Policy Reserves	Change in Deferred Acquisition Costs, Net	Other Operating Expenses	Premiums Written
December 31, 2002:
Wealth Accumulation and Transfer	$597.4	$594.5	$(6.3)	$231.2	$44.6
Lifestyle Protection and Enhancement	2.8	45.8	1.2	20.3	60.5

Total	$600.2	$640.3	$(5.1)	$251.5	$105.1

December 31, 2001:
Wealth Accumulation and Transfer	$695.8	$674.1	$(123.4)	$318.8	$47.9
Lifestyle Protection and Enhancement	3.1	42.0	(1.9)	25.1	58.9

Total	$698.9	$716.1	$(125.3)	$343.9	$106.8

December 31, 2000:
Wealth Accumulation and Transfer	$703.5	$715.3	$(236.8)	$371.4	$56.1
Lifestyle Protection and Enhancement	5.4	40.9	(0.9)	27.5	62.7

Total	$708.9	$756.2	$(237.7)	$398.9	$118.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

We are managed by a board of directors. The following sets forth the name, age, and principal occupations during the past five years of each of our executive officers and directors. Executive officers serve at the pleasure of the Board of Directors and the directors are elected annually by GE Life and Annuity Assurance Company’s shareholders.

Pamela S. Schutz	48

Chief Executive Officer, GE Life and Annuity Assurance Company since June 2000; Director and President, GE Life and Annuity Life Assurance Company since May 1998; President, The Harvest Life Insurance Company (and affiliate) May 1997-November 1998; President, GE Capital Commercial Real Estate (an affiliate) May 1994-November 1998.

Paul A. Haley	45

Director and Senior Vice President and Chief Actuary since November 2001; Vice President, October 1999-November 2001; Vice President and Chief Actuary, Colonial Life and Accident Insurance Company, August 1997-July 1999.

Leon E. Roday	48

Director, GE Life and Annuity Assurance Company since June 1999; Senior Vice President, GE Life and Annuity Assurance Company since May 1998, Director, Senior Vice President, General Counsel and Secretary, GE Financial Assurance Holdings, Inc. (an affiliate) since 1996.

Elliot A. Rosenthal	51	Director, GE Life and Annuity Assurance Company since June 2000; Senior Vice President of GE Life and Annuity Assurance Company since 1996.

Geoffrey S. Stiff	50

Director, GE Life and Annuity Assurance Company since May 1996; Senior Vice President, GE Life and Annuity Assurance Company since March 1999; Vice President, GE Life and Annuity Assurance Company May 1996-March 1999.

Thomas M. Stinson	39

Director, GE Life and Annuity Assurance Company since April 2000; Senior Vice President, GE Life and Annuity Assurance Company since November 1998; General Manager of Home Depot Credit Services Account, GE Card Services (an affiliate) 1993 – 1998.

Thomas E. Duffy	47

Senior Vice President, General Counsel and Secretary, GE Life and Annuity Assurance Company since August 2002; Vice President and Assistant Secretary of GE Life and Annuity Assurance Company since June 2000; Vice President and General Counsel, World Access, November 1992 – June 2000.

Frank T. Gencarelli	48	Senior Vice President, GE Life and Annuity Assurance Company since January 1997.

Kelly L. Groh	34

Senior Vice President and Chief Financial Officer of GE Life and Annuity Assurance Company since January 2002; Vice President and Controller, GE Life and Annuity Assurance Company August 1998-January 2002; Senior Financial Analyst, March 1996 – August 1998.

Rose A. Hampton	54

Senior Vice President, GE Life and Annuity Assurance Company since August 1999; Vice President of GE Financial Assurance, October 1997-August 1999; Leader of GEC Auto Dealers Services, January 1996-September 1997; Manager Operations, Insurance Services Group, November 1992-January 1996; Manager, Collateral Protection Programs, GEC Insurance Services, September 1990-November 1992.

Gary T. Prizzia	40

Treasurer, GE Life and Annuity Assurance Company since January 2000; Assistant Treasurer GE Financial Assurance Holdings, Inc. (an affiliate) since January 2000; Treasurer/Risk Manager, Budapest Bank, October 1996-January 2000.

Item 11. Executive Compensation.

Our executive officers also serve as executive officers and/or directors of one or more affiliate companies of GE Financial Assurance. Compensation allocations are made as to each individual’s time devoted to duties as an executive officer of our affiliates and us. All of our directors are also employees of one or more affiliates of GE Financial Assurance and receive no compensation in addition to their compensation as employees. We participate in GE’s deferred compensation plan whereby our directors and Named Executives, among others may voluntarily elect to defer to a specified date receipt of a portion of their earned income.

The following table sets forth certain information regarding the portion of compensation paid to the Chief Executive Officer and our four most highly compensated executive officers (collectively, the “Named Executives”) for services provided to the Company during or with respect to fiscal years 2002, 2001 and 2000.

Summary Compensation Table1

Name and Principal Position	Year						Long-Term Compensation				All Other Compen- sation ($)[7]
		Annual Compensation					Awards			Payout
		Salary ($)[2]		Bonus ($)[3]		Other Annual Compensation ($)[4]	Restricted Stock Awards ($)[5]		Securities Underlying Options/SARs[6]	LTIP Payout(s) ($)
Pamela S. Schutz Chairman, President and Chief	2002 2001 2000	$ $ $	274,340 217,600 195,160	$ $ $	384,540 329,800 275,400	0 0 0	$ $	0 668,950 534,208	28,652 28,560 14,280	0 0 0	$ $ $	13,888 12,812 8,700
Executive Officer

Frank T. Gencarelli Senior Vice President	2002 2001 2000	$ $ $	94,311 103,740 2,835	$ $ $	59,880 70,300 1,785	0 0 0		$79,790 0 0	2,395 2,850 95	0 0 0	$ $ $	2,999 3,093 89

Paul A. Haley Senior Vice President	2002 2001 2000	$ $ $	112,700 95,165 43,792	$ $ $	54,740 42,000 17,940	0 0 0		0 0 0	3,220 1,260 449	0 0 0	$ $ $	5,216 3,332 1,533

Rose A. Hampton Senior Vice President	2002 2001 2000	$ $ $	113,516 103,684 141,054	$ $ $	50,787 50,400 63,150	0 0 0		0 0 0	1,693 2,520 2,526	0 0 0	$ $ $	5,904 4,794 6,780

Elliot A. Rosenthal Senior Vice President	2002 2001 2000	$ $ $	117,656 81,564 77,991	$ $ $	54,859 36,000 32,400	0 0 0		0 0 0	2,582 1,800 1,080	0 0 0	$ $ $	8,275 5,239 3,358

[1]	All amounts shown on this table have been prorated to account for the amount of the relevant Named Executive’s time that is allocable to performing services for the Company during 2002, 2001 and 2000, respectively.
[2]	Includes amount deferred at the election of the relevant Named Executive as follows: Ms. Schutz, $45,900 in 2000.
[3]	Includes amounts deferred at the election of the relevant Named Executive as follows: Ms. Schutz, $82,450, and $68,850 for 2001 and 2000, respectively; Mr. Rosenthal, $27,430 for 2002.
[4]	The perquisites or other benefits received by each of the Named Executives did not exceed the lesser of $50,000 or 10% of his or her base salary and annual bonus during the period reported and, therefore, are not required to be reported in the table.
[5]	This column shows the market value of restricted stock unit (RSU) awards on the date of grant. The Compensation Committee of GE periodically grants restricted stock or RSUs to executives of the Company. The restrictions on the RSUs awarded to Ms. Schutz and Mr. Gencarelli lapse as follows: restrictions on 25% of the RSUs awarded lapse after 3 years from the date of the award; restrictions on an additional 25% of the RSUs awarded lapse after 7 years from the date of the award; and the restrictions on the remaining 50% of the RSUs awarded lapse upon age 65. Regular quarterly dividends or dividend equivalents are paid on restricted stock and RSUs during the period of restriction. As of December 31, 2002, Ms. Schutz owned 51,250 RSUs with a value of $1,247,938 and Mr. Gencarelli owned 10,000 RSUs with a value of $243,500.
[6]	Options allow the holder to purchase shares of GE common stock at an exercise price equal to the fair market value of GE common stock on the date of grant. Options granted in 2002 and to Mr. Haley in 2000 typically have a ten year term and vest according to the following schedule: 20% of the options vest each September commencing in the first September following the date of the grant. Options granted in 2001 and 2000, except as previously noted for Mr. Haley, typically have a ten-year term and vest according to the following schedule: 50% of the options vest after the third September from the date of grant; the remaining 50% of the options vest after the fifth September from the date of grant.
[7]	Includes amounts contributed to employee benefit plans by the Company for 2002 on behalf of the Named Executive as follows: Ms. Schutz, $5,278; Mr. Gencarelli, $2,096; Mr. Haley, $4,508; Ms. Hampton, $3,950; and Mr. Rosenthal, $4,518. Also includes above-market interest calculated with respect to compensation deferred at the election of the Named Executives as follows: Ms. Schutz, $5,068; and Mr. Rosenthal, $2,330. The remaining amounts represent premiums paid by us under insurance policies covering the relevant Named Executive as follows: Ms. Schutz, $3,542; Mr. Gencarelli, $903; Mr. Haley, $708; Ms. Hampton, $1,954; and Mr. Rosenthal, $1,427.

Options/SAR Grants in Last Fiscal Year

The following table sets forth information regarding the stock options granted to Named Executives during 2002. GE does not grant any stock appreciation rights.

	Individual Grants		Exercise or Base Price ($/Shares)	Expiration Date[3]	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted[1] (#)	% of Total Options/SARs Granted to Employees in Fiscal Year[2]			5%($)	10%($)
Pamela S. Schutz	28,652	0.0611%	$27.05	9/13/12	$487,416	$1,235,209
Frank T. Gencarelli	2,395	0.0051%	$27.05	9/13/12	$40,746	$103,259
Paul A. Haley	3,220	0.0069%	$27.05	9/13/12	$54,777	$138,817
Rose A. Hampton	1,693	0.0036%	$27.05	9/13/12	$28,799	$72,982
Elliot A. Rosenthal	2,582	0.0055%	$27.05	9/13/12	$43,917	$111,295

[1]	The options listed above have been pro-rated according to the amount of the Named Executive’s time allocable to performing services for the Company.

[2]	GE granted options and SARs representing 46,928,000 shares to employees in fiscal year 2002.

[3]	Options typically have a ten year term and vest according to the following schedule: 20% of the options vest each September commencing in the first September following the date of the grant.

Aggregated Options/SAR Exercises in 2002 and Year-End Option/SAR Values

As noted above, none of the Named Executives own any stock appreciation rights. The following table sets forth the value of the stock options held by the Named Executives based upon the value of GE’s common stock as of December 31, 2002.

	Shares Acquired on Exercise	Value Realized ($)	Number of Unexercised Options Held at December 31, 2002		Value of Unexercised In-the-Money Options Held at December 31, 2002[1]
Name			Exercis- able	Unexer- cisable	Exercis- able	Unexer- cisable
Pamela S. Schutz	3,750	$111,169	71,250	118,250	$726,776	—
Frank T. Gencarelli	—	—	8,500	21,000	$800	—
Paul A. Haley	—	—	900	7,850	—	—
Rose A. Hampton	—	—	7,125	10,125	$17,106	—
Elliot A. Rosenthal	—	—	3,750	10,000	$400	—

[1]	Based on the closing price on the New York Stock Exchange Composite Transactions (“NYSE”) of GE’s Common Stock. On December 31, 2002 the closing price was $24.35. The options and potential realizable value of those options have not been adjusted to account for the percentage of the relevant Named Executive’s time allocable to performing services for the Company.

Long Term Incentive Plan – Awards in Last Fiscal Year

None of the Named Executives received any payment during 2002 under any long-term incentive plan maintained by us or our affiliates with respect to a performance period longer than one year.

Other Plans and Arrangements

Retirement Benefits. The table below illustrates the annual pension benefits payable to executive officers under the GE Pension Plan. The table also reflects the Excess Benefit Plan that we have established to provide retirement benefits over the Code limitations and the GE Supplementary Pension Plan that provides supplementary benefits to longer-service, higher level employees. Benefits in the table are not reduced by social security or other offset amounts. Since the benefits shown in the table reflect a straight life form of annuity benefit, if the payment is made in the form of a joint and survivor annuity, the annual amounts of benefit could be substantially below those illustrated.

Employees are generally eligible to retire with unreduced benefits under Company retirement plans at age 60 or later, and with social security benefits at age 62 or later. The approximate annual retirement benefits provided under Company retirement plans for GE employees retiring directly from the Company at age 60 or later are shown in the table below.

Pension Plan Table

	Estimated Annual Retirement Benefit for Pension Benefit Years of Service[1]
Final Average Salary	20 Years	25 Years	30 Years	35 Years	40 Years
$ 100,000	30,000	38,750	47,500	56,250	65,000
$ 200,000	65,000	82,500	100,000	117,500	135,000
$ 300,000	100,000	126,250	152,500	178,750	205,000
$ 400,000	135,000	170,000	205,000	240,000	275,000
$ 500,000	170,000	213,750	257,500	301,250	345,000
$ 600,000	205,000	257,500	310,000	362,500	415,000
$ 700,000	240,000	301,250	362,500	423,750	485,000
$ 800,000	275,000	345,000	415,000	485,000	555,000
$ 900,000	310,000	388,750	467,500	546,250	625,000
$1,000,000	345,000	432,500	520,000	607,500	695,000

[1]	Retirement benefits under the GE Pension Plan are determined based on the greater of a formula recognizing career earnings or a formula recognizing length of service and final average earnings. GE Supplementary Pension Plan benefits are calculated as the excess of the amount determined under a formula recognizing length of service and final average earnings over the GE Pension Plan benefit.

Compensation covered by the GE Pension Plan (for purposes of pension benefits) excludes commissions and performance share awards and generally corresponds to that shown in the “Salary” and Bonus” columns in the Summary Compensation Table. Compensation is calculated based on the average of the highest level of compensation paid during a period of 36 consecutive whole months. Only three Annual Incentive Plan bonuses (whether paid or deferred) may be included in obtaining the average compensation.

The Named Executives and their pension benefit years of service as of December 31, 2002 are provided in the following table.

Named Executive	Years of Pension Benefit Service
Pamela S. Schutz	24 years
Frank T. Gencarelli	6 years
Paul A. Haley	3 years
Rose A. Hampton	34 years
Elliot A. Rosenthal	6 years

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Set forth below are the names and addresses of the persons who beneficially own more than 5% of our common or preferred stock.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock, par value $1,000 per share	General Electric Company[1]	24,851shares[2] owned beneficially through two wholly-owned subsidiaries	96.9%
Series A Preferred Stock, par value $1,000 per share	General Electric Company[1]	120,000 shares[3] owned beneficially through a wholly- owned subsidiary	100%

[1]	The address of GE is 3135 Easton Turnpike, Fairfield, CT 06431.
[2]	The shares of our common stock listed above are owned directly by two indirect wholly-owned subsidiaries of GE, GE Capital Assurance and Federal. GE Capital Assurance owns approximately 85.2% of the outstanding shares and Federal owns approximately 11.7% of the outstanding shares. Together, GE Capital Assurance and Federal have complete voting and investment power with respect to the shares listed above.
[3]	All of the issued and outstanding shares of preferred stock are owned directly by an indirect wholly-owned subsidiary of GE, GE Financial Assurance Holdings, Inc., which has sole investment control over the shares listed above. Shares of our preferred stock have no voting rights.

None of our directors or Named Executives (as defined under “Executive Compensation,” below) owns any shares of common stock, preferred stock or other equity securities issued by us or by any of our affiliates, other than GE. Set forth below are the shares of GE common stock and restricted stock (including stock, restricted stock and deferred stock “units”) beneficially owned by the directors and Named Executives of the Company, as defined below, and by all directors and executive officers as a group, in each case as of December 31, 2002, along with a description of the nature of such beneficial ownership:

Security Ownership of Management

Name	Amount of GE Common Stock and Nature of Beneficial Ownership[1]	Percentage of Outstanding GE Stock[7]
Pamela S. Schutz	162,638[2]	—
Paul A. Haley	1,595[3]	—
Leon E. Roday	45,383	—
Elliot A. Rosenthal	6,226	—
Geoffrey S. Stiff	216,778[4]	—
Thomas M. Stinson	37,561[5]	—
Frank T. Gencarelli	19,526[6]	—
Rose A. Hampton	9,286	—
All Directors and Executive Officers as a
Group—11 total	510,601	—

[1]	As to shares beneficially owned, each person has sole voting and investment power. This table includes the following shares which are subject to acquisition within 60 days of December 31, 2002 by the exercise of outstanding stock options: Ms. Schutz, 71,250 shares; Mr. Haley, 900 shares; Mr. Roday, 16,500 shares; Mr. Rosenthal, 3,750 shares; Mr. Stiff, 198,000 shares; Mr. Stinson, 29,250 shares; Mr. Gencarelli, 8,500 shares; Ms. Hampton, 7,125 shares; and a total of 339,025 shares of all Directors and Executives as a Group.

Where applicable, “share” amounts include deferred stock units, stock units, and restricted stock units (i.e., still subject to certain lapse-of-time and continued service restrictions). Stock units, restricted stock units and deferred stock units are non-transferable accounting-entry “units,” the value of which is the same as the value of the corresponding number of shares of GE common stock.

[2]	Of the amounts shown for Ms. Schutz, 5,144 shares are deferred stock units and 51,250 are restricted stock. Ms. Schutz has no voting or investment power as to the stock units and deferred stock units listed above.

[3]	Of the amounts shown for Mr. Roday, 2,118 shares are deferred stock units and 25,000 are restricted stock. Mr. Roday has no voting or investment power as to the restricted stock units listed above .

[4]	Of the amounts shown for Mr. Stiff, 7,190 shares are deferred stock units. Mr. Stiff has no voting or investment power as to the deferred stock units listed above.

[5]	Of the amounts shown for Mr. Stinson, 5,489 shares are deferred stock units. Mr. Stinson has no voting or investment power as to the deferred stock units listed above.

[6]	Of the amounts shown for Mr. Gencarelli, 10,000 are restricted stock. Mr. Gencarelli has no voting or investment power as to the restricted stock units listed above.

[7]	Each of these amounts represents less than 1% of the outstanding shares of common stock of GE as of December 31, 2002.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Controls and Procedures

Within the 90 day period prior to the filing of this report, we, including the Chief Executive Officer (serving as the principal executive officer) and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined in Exchange Act Rule13a-14 (c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes made in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Financial Statements

Included in Part II of this report:

Independent Auditors’ Report

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2002

Consolidated Statements of Shareholders’ Interest for each of the years in the three-year period ended December 31, 2002

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002

Notes to Consolidated Financial Statements

(a)	2. Financial Statement Schedules

Independent Auditors’ Report

Schedule III. Supplemental Insurance Information

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

(a)	3. Exhibit Index

The exhibits listed below, as part of Form 10-K, are numbered in conformity with the numbering used in Item 601 of Regulation S-K of the Securities and Exchange Commission.

Exhibit Number	Description

3(i)

Amended and Restated Articles of Incorporation of GE Life and Annuity Assurance Company, previously filed as Exhibit 3(a)(i) to Form S-1 filed April 19, 2002 (Commission File No. 333-67902) and incorporated herein by reference.

3(ii)

Amended and Restated By-Laws of GE Life and Annuity Assurance Company, previously filed as Exhibit 3(b)(i) to Form S-1 filed April 19, 2002 (Commission File No. 333-67902) and incorporated herein by reference.

12.1	Computation of ratio of earnings to fixed charges.

23.1	Consent of KPMG LLP

99.1	Section 906 Certification of Chief Executive Officer

99.2	Section 906 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GE LIFE AND ANNUITY ASSURANCE COMPANY

March 7, 2003	By	/s/ John E. Karaffa
John E. Karaffa Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the date indicated.

Signature	Title	Date
/s/ Pamela S. Schutz (Pamela S. Schutz)	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2003

/s/ Kelly L. Groh (Kelly L. Groh)	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 7, 2003

/s/ John E. Karaffa (John E. Karaffa)	Vice President and Controller (Principal Accounting Officer)	March 7, 2003

/s/ Thomas E. Duffy (Thomas E. Duffy)	Senior Vice President, General Counsel and Secretary	March 7, 2003

/s/ Geoffrey S. Stiff (Geoffrey S. Stiff)	Director and Senior Vice President	March 7, 2003

/s/ Paul A. Haley (Paul A. Haley)	Director, Senior Vice President	March 7, 2003

/s/ Thomas M. Stinson (Thomas M. Stinson)	Director, Senior Vice President	March 7, 2003

CERTIFICATIONS

I, Pamela S. Schutz, certify that:

1. I have reviewed this annual report on Form 10-K of GE Life and Annuity Assurance Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Pamela S. Schutz
Pamela S. Schutz Chief Executive Officer

I, Kelly L. Groh, certify that:

1. I have reviewed this annual report on Form 10-K of GE Life and Annuity Assurance Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Kelly L. Groh
Kelly L. Groh Chief Financial Officer