Form 10-Q
period 2003-03-31
GE LIFE & ANNUITY ASSURANCE CO
filed 2003-05-02
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period                      from to

Commission file number 333-69620

GE Life and Annuity Assurance Company

(Exact name of registrant as specified in its charter)

Virginia	54-0283385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6610 West Broad Street, Richmond, Virginia	23230
(Address of principal executive offices)	(Zip Code)

(804) 281-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

At May 2, 2003, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of GE Life and Annuity Assurance Company is not publicly traded.

PART I—FINANCIAL INFORMATION

Item 1.    Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statements of Current and Retained Earnings

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenues:
Net investment income	$137.9	$154.7
Net realized investment gains	19.0	13.4
Premiums	23.5	25.2
Cost of insurance	37.3	31.6
Variable product fees	23.9	31.6
Other income	9.3	10.7

Total revenues	250.9	267.2

Benefits and expenses:
Interest credited	103.5	118.5
Benefits and other changes in policy reserves	52.4	49.9
Commissions	31.4	28.2
General expenses	25.8	21.9
Amortization of intangibles, net	7.2	7.8
Change in deferred acquisition costs, net	(5.7)	(8.2)

Total benefits and expenses	214.6	218.1

Earnings before income taxes	36.3	49.1
Provision for income taxes	11.4	16.4

Net earnings	24.9	32.7
Retained earnings at beginning of period	517.6	411.4

Retained earnings at end of period	$542.5	$444.1

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Balance Sheets

(Dollar amounts in millions except per share amounts)

(Unaudited)

	March 31, 2003	December 31, 2002
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$10,556.6	$10,049.0
Equity securities available-for-sale, at fair value	24.9	24.9
Mortgage loans, net of valuation allowance	1,048.2	1,034.7
Policy loans	126.8	123.9
Short-term investments	32.7	278.0
Other invested assets	440.9	80.5

Total investments	12,230.1	11,591.0
Cash and cash equivalents	—	—
Accrued investment income	160.5	160.4
Deferred acquisition costs	816.4	827.2
Goodwill	107.4	107.4
Intangible assets	196.0	207.7
Reinsurance recoverable	176.4	174.4
Other assets	98.7	97.2
Separate account assets	6,650.4	7,182.8

Total assets	$20,435.9	$20,348.1

Liabilities and Shareholders’ Interest
Liabilities:
Future annuity and contract benefits	$10,838.3	$10,771.5
Liability for policy and contract claims	127.4	240.4
Other policyholder liabilities	195.5	208.1
Accounts payable and accrued expenses	656.7	136.2
Deferred income tax liability	180.5	104.9
Separate account liabilities	6,650.4	7,182.8

Total liabilities	18,648.8	18,643.9

Shareholders’ interest:
Net unrealized investment gains (losses)	44.6	(12.0)
Derivatives qualifying as hedges	3.7	2.3

Accumulated non-owner changes in equity	48.3	(9.7)
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	1,050.7	1,050.7
Retained earnings	542.5	517.6

Total shareholders’ interest	1,787.1	1,704.2

Total liabilities and shareholders’ interest	$20,435.9	$20,348.1

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash Flows From Operating Activities
Net earnings	$24.9	$32.7
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Change in reserves	130.3	155.6
Other, net	38.2	(190.9)

Net cash provided by (used in) operating activities	193.4	(2.6)

Cash Flows From Investing Activities
Short-term investment activity, net	245.3	7.9
Proceeds from sales, securitizations and maturities of investment securities and other invested assets	1,233.9	1,155.7
Principal collected on mortgage and policy loans	61.0	35.6
Purchases of investment securities and other invested assets	(1,633.6)	(863.3)
Mortgage and policy loan originations	(77.4)	(25.0)

Net cash (used in) provided by investing activities	(170.8)	310.9

Cash Flows From Financing Activities
Proceeds from issuance of investment contracts	749.4	836.0
Redemption and benefit payments on investment contracts	(775.2)	(1,095.9)
Proceeds from short-term borrowings	21.3	38.2
Payments on short-term borrowings	(18.1)	(75.1)

Net cash used in financing activities	(22.6)	(296.8)

Increase in Cash and Cash Equivalents	—	11.5
Cash and Cash Equivalents at Beginning of Period	—	—

Cash and Cash Equivalents at End of Period	$—	$11.5

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Dollar amounts in millions)

(Unaudited)

1.	The accompanying condensed, consolidated quarterly financial statements represent GE Life and Annuity Assurance Company and its consolidated subsidiary, Assigned Settlement, Inc. (the “Company”, “we”, “us”, or “our” unless context otherwise requires). All significant intercompany transactions have been eliminated.

2.	These condensed, consolidated quarterly financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of condensed, consolidated quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on the GE Web site, [www.ge.com/en/company/investor/secreports.htm].

The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) we considered necessary to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated quarterly financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our Current Report on Form 10-K, as of December 31, 2002.

3.	A summary of changes in shareholders’ interest that do not result directly from transactions with our shareholders follows:

	Three Months Ended
(In millions)	March 31, 2003	March 31, 2002
Net earnings	$24.9	$32.7
Unrealized gains (losses) on investment securities – net	56.6	(11.5)
Derivatives qualifying as hedges, net	1.4	0.8

Total	$82.9	$22.0

4.	During the first quarter of 2003, we redefined our operating segments. Beginning in 2003, management realigned the business on a product line and market basis to intensify its focus on return on equity, optimum deployment of capital and distribution effectiveness. As a result of this change, our operations are conducted under three reporting segments corresponding to major products: Total Annuities, Life and All Other. Prior to this, our two reporting segments were Wealth Accumulation and Transfer, and Lifestyle Protection and Enhancement.

The Total Annuities segment provides investment products that include fixed and variable deferred annuities, guaranteed investment contracts and funding agreements. The Life segment includes universal, variable and interest sensitive life insurance. The All Other segment includes accident and health insurance, primarily Medicare supplemental insurance, and other corporate activities that are not individually sufficiently material to warrant separate disclosure.

The	following is a summary of operating segment activity:

	Three Months Ended
(In millions)	March 31, 2003	March 31, 2002
Revenues
Total Annuities	$131.8	$155.2
Life	88.1	86.4
All Other	31.0	25.6

Total revenues	$250.9	$267.2

Earnings before income taxes
Total Annuities	$8.4	$23.9
Life	12.2	15.8
All Other	15.7	9.4

Total earnings before income taxes	$36.3	$49.1

The following is a summary of assets by operating segment:

(In millions)	March 31, 2003	December 31, 2002
Assets
Total Annuities	$16,238.3	$16,787.0
Life	2,985.9	2,948.1
All Other	1,211.7	613.0

Total assets	$20,435.9	$20,348.1

5.	Intangible Assets and Goodwill

The Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology, at least annually.

Under SFAS 142, we were required to test all existing goodwill for impairment as of January 1, 2002, on a “reporting unit” basis. A reporting unit is an operating segment unless, at businesses one level below that operating segment (the “component” level), discrete financial information is prepared and regularly reviewed by management, in which case the component is the reporting unit. SFAS 142 requires that two or more component-level reporting units with similar economic characteristics be combined into a single reporting unit.

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

The result of testing goodwill of the Company for impairment in accordance with SFAS 142, as of January 1, 2002, was no goodwill impairment charge. Goodwill is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgements. To the extent the carrying amount of a reporting unit’s goodwill exceeds its fair value, an impairment charge would be recorded.

Intangibles Subject to Amortization

(in millions)	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present Value of Future Profits (“PVFP”)	$534.3	$(358.7)	$541.0	$(352.2)
Capitalized software	29.3	(9.7)	26.8	(8.7)
All other	1.0	(0.2)	1.3	(0.5)

Total	$564.6	$(368.6)	$569.1	$(361.4)

Amortization expense related to intangible assets, excluding goodwill, for the first quarter of 2003 and 2002 was $7.2 million and $7.8 million, respectively. The estimated percentage of the December 31, 2002 net PVFP balance before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

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

Goodwill

(in millions)	March 31, 2003	December 31, 2002
Total Annuities	$51.8	$51.8
Life	33.6	33.6
All Other	22.0	22.0

Total	$107.4	$107.4

6.	In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which we intend to adopt on July 1, 2003. We do not believe it is reasonably possible that any special purpose entities (“SPEs”), or assets previously sold to qualifying SPEs (“QSPEs”), will be consolidated on our books.

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

Earnings before income taxes for the first three months of 2003 were $36.3 million, a $12.8 million, or 26.1%, decrease from the first three months of 2002. The decline in the equity markets has adversely impacted our product fee revenues and resulted in an increased amortization expense of deferred acquisition costs on certain variable annuities products. Declining interest rates during the quarter have resulted in lower investment yields on our fixed maturity portfolio, partially offset by reduced interest crediting rates on certain of our contracts.

Operating Results

Net investment income decreased $16.8 million, or 10.9%, to $137.9 million for the first three months of 2003 from $154.7 million for the first three months of 2002. The decrease was primarily a result of a decrease in weighted average investment yields to 4.69% for the first three months of 2003 from 5.25% for the first three months of 2002 due to the overall declining interest rate environment in addition to a block of floating rate securities included in the portfolio. Average invested assets were relatively unchanged ($11,819 million in the first three months of 2003 as compared to $11,800 million in the first three months of 2002).

Net realized investment gains increased $5.6 million to $19.0 million, or 41.8%, for the first three months of 2003 from $13.4 million for the first three months of 2002. For 2003, gross gains and (losses) were $28.8 million and $(9.8) million, respectively. Impairment losses recognized for 2003 were $2.8 million ($1.8 million after tax). There were no securitizations in the first three months of 2003. For 2002, gross gains and (losses) were $30.4 million and $(17.0) million, respectively. Included in the first three months of 2002 gross realized investment gains were $5.8 million resulting from the securitization of certain financial assets. We seek to offset investment losses realized from other than temporary impairments and portfolio repositioning with investments gains.

Cost of insurance increased $5.7 million, or 18.0%, to $37.3 million for the first three months of 2003 from $31.6 million for the first three months of 2002. The increase was primarily a result of premium refunds received in the first three months of 2003 from a terminated reinsurance treaty.

Variable product fees decreased $7.7 million, or 24.4%, to $23.9 million for the first three months of 2003 from $31.6 million for the first three months of 2002. The decrease in variable product fees primarily resulted from a decline in the daily average separate account values as a result of the unfavorable conditions in the equity markets.

Interest credited decreased $15.0 million, or 12.7%, to $103.5 million in the first three months of 2003 from $118.5 million in the first three months of 2002. This decrease was primarily attributable to the decline in the institutional stable value product liabilities and crediting rates.

Benefits and other changes in policy reserves include both activity related to future policy benefits on long-duration life and health products as well as claim costs incurred during the year under these contracts. In addition, the bonus feature of our bonus variable annuity product is initially accounted for as a benefit. Benefits and other changes in policy reserves increased $2.5 million, or 5.0%, to $52.4 million in the first three months of 2003 from $49.9 million in the first three months of 2002. The increase primarily relates to higher renewal premiums of Medicare supplemental products and slightly higher sales of our bonus variable annuity product, coupled with an increase in the bonus rate from 4.0% to 5.0%.

Commissions increased $3.2 million, or 11.3%, to $31.4 million in the first three months of 2003 from $28.2 million in the first three months of 2002. In the second quarter of 2002, we launched a new variable annuity, GE Retirement Answer (“GERA”). The increase in commission expense was primarily attributable to the new sales of GERA.

General expenses were $25.8 million for the first three months of 2003, an increase of $3.9 million or 17.8% over the first three months of 2002 expense of $21.9 million. The increase is primarily the result of higher legal expenses.

Change in deferred acquisition costs, net changed $2.5 million, or 30.5%, to ($5.7) million for the first three months of 2003 from ($8.2) million for the first three months of 2002. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs and the bonus feature of a certain variable annuity product. Under U.S. GAAP, these costs are deferred and recognized, over time, in relation to either premiums or gross profits underlying the contracts. The change is primarily a result of an additional $4.4 million of amortization expense resulting from adverse equity market performance offset by an increase in commission expense and other sales related expenses deferred for the new sales of GERA.

Provision for income taxes decreased $5 million, or 30.5%, to $11.4 million for the first three months of 2003 from $16.4 million for the comparable period in 2002. The effective tax rate of 31.4% for the first three months of 2003 was 2 percentage points lower than the effective tax rate of 33.4% for the comparable period in 2002. This decrease is attributable primarily to the impact of recurring permanent tax benefits on lower pre-tax income.

Financial Condition

Total investments. Total investments increased $639.1 million, or 5.5%, at March 31, 2003 from December 31, 2002. This increase was primarily a result of net purchases of securities and other invested assets.

Investment securities comprise mainly investment grade debt securities. Investment securities were $10,581.5 million, including gross unrealized gains and (losses) of $351.7 million and ($205.2) million, respectively at March 31, 2003 and $10,073.9 million, including gross unrealized gains and (losses) of $258.6 million and ($235.8) million, respectively, at December 31, 2002. Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging position and estimated impairment of intangibles and other insurance related assets, could be as much as $130 million.

We regularly review investment securities for impairment based on criteria that includes the extent to which cost exceeds market value, the duration of that market decline, and the financial health and specific prospects for the issuer. Of securities where carrying value exceeds fair value at March 31, 2003, approximately $45 million is at risk of being charged to earnings in the succeeding twelve months. Impairment losses recognized for the first three months of 2003 and 2002, were $2.8 million ($1.8 million after tax) and $0, respectively.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contract holders. As of March 31, 2003, we held $6,650.4 million of separate account assets. The decrease of $532.4, or 7.4%, from $7,182.8 million at December 31, 2002 was related primarily to the overall decreased market value of the underlying investment funds and higher lapses from our no surrender charge product.

Future annuity and contract benefits. Future annuity and contract benefits increased $66.8 million to $10,838.3 million at March 31, 2003 from $10,771.5 million at December 31, 2002. The increase is primarily attributable to an increase in liabilities for the variable annuity fixed account investment option resulting from changes in customer investment choices. This increase was partially offset by the institutional stable value liability decline, which resulted from maturities exceeding new sales.

Liability for policy and contract claims. Liability for policy and contract claims decreased $113.0 million, to $127.4 million at March 31, 2003 from $240.4 million at December 31, 2002. The decrease was primarily attributable to the institutional stable value maturities and interest payments.

Accounts payable and accrued expenses. Accounts payable and accrued expenses increased $520.5 million, to $656.7 million at March 31, 2003 from $136.2 million at December 31, 2002. The increase is primarily attributable to the timing of settlement of trades related to investments resulting in increased balances payable to brokers.

Liquidity

For the three months ended March 31, 2003 and 2002 cash flows provided by (used in) operating and certain financing activities were $167.6 million and ($262.5) million, respectively. These amounts include net cash used in financing activities relating to investment contract issuances accounted for as deposit liabilities under U.S. GAAP and redemptions of $25.8 million and $259.9 million, respectively. We maintain a committed credit line with an indirect parent, GNA, of $500 million to provide liquidity to meet normal variation in cash. The amount outstanding as of March 31, 2003 was $21.3 million and is included in accounts payable and accrued expenses in the Condensed, Consolidated Balance Sheets.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements which represent our belief regarding potential investments gains and losses. These statements are based on our current expectation and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market, and regulatory factors. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future developments or otherwise.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the three months ended March 31, 2003 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

Item 4.     Controls and Procedures

Within the 90-day period prior to filing this report, we, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

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

Item 6.     Exhibits and Reports on Form 8-K

a.  Exhibits

Exhibit 12	Computation of ratio of earnings to fixed charges.

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K during the quarter ended March 31, 2003.

     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE LIFE AND ANNUITY ASSURANCE COMPANY
(Registrant)

Date: May 2, 2003	By:	/s/ KELLY L. GROH

Kelly L. Groh,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2003	By:	/s/ JOHN E. KARAFFA

John E. Karaffa,
Vice President and Controller (Principal Accounting Officer)

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/S/ KELLY L. GROH

Kelly L. Groh
Chief Financial Officer