Form 10-Q
period 2003-06-30
GE LIFE & ANNUITY ASSURANCE CO
filed 2003-08-01
CIK 1156124

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☑

At August 1, 2003, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of GE Life and Annuity Assurance Company is not publicly traded.

PART I—FINANCIAL INFORMATION

Item 1. Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statements of Current and Retained Earnings

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
Net investment income	$137.1	$150.4	$275.0	$305.1
Net realized investment gains (losses)	(3.5)	(38.4)	15.5	(25.0)
Premiums	24.4	26.1	47.9	51.3
Cost of insurance	33.5	31.2	70.8	62.8
Variable product fees	25.8	30.6	49.7	62.2
Other income	10.4	11.0	19.7	21.7

Total revenues	227.7	210.9	478.6	478.1

Benefits and expenses:
Interest credited	103.1	116.4	206.6	234.9
Benefits and other changes in policy reserves	52.5	50.8	104.9	100.7
Commissions	45.1	29.3	76.5	57.5
General expenses	28.5	19.8	54.3	41.7
Amortization of intangibles, net	9.0	6.5	16.2	14.3
Change in deferred acquisition costs, net	(23.2)	(6.5)	(28.9)	(14.7)

Total benefits and expenses	215.0	216.3	429.6	434.4

Earnings (loss) before income taxes	12.7	(5.4)	49.0	43.7
Provision (benefit) for income taxes	3.0	(5.0)	14.4	11.4

Net earnings (loss)	9.7	(0.4)	34.6	32.3
Retained earnings at beginning of period	542.5	444.1	517.6	411.4

Retained earnings at end of period	$552.2	$443.7	$552.2	$443.7

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Balance Sheets

(Dollar amounts in millions except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$10,625.3	$10,049.0
Equity securities available-for-sale, at fair value	22.6	24.9
Mortgage loans, net of valuation allowance	1,137.5	1,034.7
Policy loans	130.5	123.9
Short-term investments	—	278.0
Other invested assets	356.7	80.5

Total investments	12,272.6	11,591.0

Cash and cash equivalents	—	—
Accrued investment income	157.2	160.4
Deferred acquisition costs	806.6	827.2
Goodwill	107.4	107.4
Intangible assets	183.7	207.7
Reinsurance recoverable	161.7	174.4
Other assets	118.3	97.2
Separate account assets	7,504.8	7,182.8

Total assets	$21,312.3	$20,348.1

Liabilities and Shareholders’ Interest
Liabilities:
Future annuity and contract benefits	$10,851.9	$10,771.5
Liability for policy and contract claims	214.3	240.4
Other policyholder liabilities	134.0	208.1
Other liabilities	492.8	136.2
Deferred income tax liability	239.4	104.9
Separate account liabilities	7,504.8	7,182.8

Total liabilities	19,436.6	18,643.9

Shareholders’ interest:
Net unrealized investment gains (losses)	121.2	(12.0)
Derivatives qualifying as hedges	6.0	2.3

Accumulated non-owner changes in equity	127.2	(9.7)
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	1,050.7	1,050.7
Retained earnings	552.2	517.6

Total shareholders’ interest	1,875.7	1,704.2

Total liabilities and shareholders’ interest	$21,312.3	$20,348.1

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash Flows From Operating Activities
Net earnings	$34.6	$32.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in reserves	232.4	287.9
Other, net	(10.8)	(223.6)

Net cash provided by operating activities	256.2	96.6

Cash Flows From Investing Activities
Short-term investment activity, net	278.0	23.2
Proceeds from sales, securitizations and maturities of investment securities and other invested assets	2,069.9	2,339.0
Principal collected on mortgage and policy loans	110.1	63.8
Purchases of investment securities and other invested assets	(2,398.9)	(2,050.5)
Mortgage and policy loan originations	(219.7)	(67.6)

Net cash provided by (used in) investing activities	(160.6)	307.9

Cash Flows From Financing Activities
Proceeds from issuance of investment contracts	1,589.9	1,895.3
Redemption and benefit payments on investment contracts	(1,681.5)	(2,247.1)
Payments on short term borrowings	(4.0)	—

Net cash used in financing activities	(95.6)	(351.8)

Increase in Cash and Cash Equivalents	—	52.7
Cash and Cash Equivalents at Beginning of Period	—	—

Cash and Cash Equivalents at End of Period	$—	$52.7

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Dollar amounts in millions)

(Unaudited)

1.	The accompanying condensed, consolidated quarterly financial statements represent GE Life and Annuity Assurance Company and its consolidated subsidiary, Assigned Settlement, Inc. (the “Company”, “we”, “us”, or “our” unless context otherwise requires). All significant intercompany transactions have been eliminated.

2.	These condensed, consolidated quarterly financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP “). The preparation of condensed, consolidated quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on the GE web site, [www.ge.com/en/company/investor/secreports.htm].

The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) we considered necessary to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated, quarterly financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our Current Report on Form 10-K, as of December 31, 2002.

3.	A summary of changes in shareholders’ interest that did not result directly from transactions with our shareholders follows:

	Three Months Ended
	June 30, 2003	June 30, 2002
Net earnings (loss)	$9.7	$(0.4)
Unrealized gains (losses) on investment securities – net	76.6	(10.3)
Derivatives qualifying as hedges, net	2.3	5.9

Total	$88.6	$(4.8)

	Six Months Ended
	June 30, 2003	June 30, 2002
Net earnings	$34.6	$32.3
Unrealized gains (losses) on investment securities – net	133.2	(21.8)
Derivatives qualifying as hedges, net	3.7	6.7

Total	$171.5	$17.2

4.	During the first quarter of 2003, we redefined our operating segments. Beginning in 2003, management realigned the business on a product line and market basis to intensify its focus on return on equity, optimum deployment of capital and distribution effectiveness. As a result of this change, our operations are conducted under three reporting segments corresponding to major products: Total Annuities, Life and All Other. Prior to this, our two reporting segments were Wealth Accumulation and Transfer, and Lifestyle Protection and Enhancement.

The Total Annuities segment provides investment products that include fixed and variable deferred annuities, fixed immediate annuities, guaranteed investment contracts and funding agreements. The Life segment includes universal, variable and interest sensitive life insurance. The All Other segment includes accident and health insurance, primarily Medicare supplemental insurance, that is not sufficiently material to warrant separate disclosure, as well as other corporate activities.

The following is a summary of operating segment activity:

	Three Months Ended
	June 30, 2003	June 30, 2002
Revenues
Total Annuities	$134.9	$150.8
Life	83.7	87.9
All Other	9.1	(27.8)

Total revenues	$227.7	$210.9

Earnings before income taxes
Total Annuities	$14.0	$22.3
Life	5.6	17.1
All Other	(6.9)	(44.8)

Total earnings (loss) before income taxes	$12.7	$(5.4)

	Six Months Ended
	June 30, 2003	June 30, 2002
Revenues
Total Annuities	$266.7	$306.0
Life	171.8	174.2
All Other	40.1	(2.1)

Total revenues	$478.6	$478.1

Earnings before income taxes
Total Annuities	$22.4	$46.2
Life	17.8	32.9
All Other	8.8	(35.4)

Total earnings before income taxes	$49.0	$43.7

The following is a summary of assets by reporting segment:

	June 30, 2003	December 31, 2002
Assets
Total Annuities	$17,090.0	$16,787.0
Life	2,965.7	2,948.1
All Other	1,256.6	613.0

Total assets	$21,312.3	$20,348.1

5.	Intangible Assets and Goodwill

The Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, generally became effective on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value methodology, at least annually.

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

Intangibles Subject to Amortization

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present Value of Future Profits (“PVFP”)	$530.2	$(366.9)	$541.0	$(352.2)
Capitalized software	29.5	(10.0)	26.8	(8.7)
All other	1.6	(0.7)	1.3	(0.5)

Total	$561.3	$(377.6)	$569.1	$(361.4)

Amortization expense related to intangible assets, excluding goodwill, for the second quarter of 2003 and 2002 was $9.0 million and $6.5 million, respectively and for the first six months of 2003 and 2002 was $16.2 million and

$14.3 million, respectively. The estimated percentage of the December 31, 2002 net PVFP balance before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

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

Goodwill	June 30, 2003	December 31, 2002
Total Annuities	$51.8	$51.8
Life	33.6	33.6
All other	22.0	22.0

Total	$107.4	$107.4

6.	In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which we intend to adopt on July 1, 2003. We do not believe it is reasonably possible that any special purpose entities (“SPEs”), or assets previously sold to qualifying SPEs (“QSPEs”), will be consolidated on our books.

7.	In April 2003, the Financial Accounting Standards Board issued SFAS 133 Implementation B36, Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments, which is effective for us October 1, 2003. In summary, B36 states that modified coinsurance arrangements—where the ceding insurer withholds funds—may include an embedded derivative that must be bifurcated from the host instrument. We are currently evaluating the effect that this guidance may have on our financial statements; however, based on preliminary analysis performed, we do not believe it will materially impact our financial position.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which we intend to adopt on January 1, 2004. Since this pronouncement has only recently been finalized, the impact on our consolidated financial statements is not known at this time.

Ite m 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002

Net earnings (loss) for the three month period ended June 30, 2003 was $9.7 million, a $10.1 million increase from the net loss of $(0.4) million in the three month period ended June 30, 2002. Included in the three month period ended June 30, 2002 net realized investment losses was an impairment loss of $29.5 million ($18.6 million, net of tax) recognized on securities issued by WorldCom, Inc. and its affiliates. Offsetting this decrease in net realized investment losses, the decline in the equity markets has adversely impacted our product fee revenues and resulted in an increased amortization expense of deferred acquisition costs on certain variable annuities products. Declining interest rates during the quarter have resulted in lower investment yields on our fixed maturity portfolio, partially offset by reduced interest crediting rates on certain of our contracts.

Operating Results

Net investment income decreased $13.3 million, or 8.8%, to $137.1 million for the three months ended June 30, 2003 from $150.4 million for the comparable 2002 period. This decrease is primarily a result of a decrease in weighted average investment yields to 4.58% for the three month period ended June 30, 2003 from 5.19% for the three month period ended June 30, 2002 due to the overall declining interest rate environment. This decrease was partially offset by higher levels of average invested assets ($12,030 million in the three months ended June 30, 2003 as compared to $11,657 million in the three months ended June 30, 2002).

Net realized investment gains (losses) increased $34.9 million to a loss of $(3.5) million for the three months ended June 30, 2003 from a loss of $(38.4) million for the comparable 2002 period. Net investment gains (losses) are comprised of gross investment gains and gross investment (losses), respectively, of $12.9 million and $(16.4) million for the three months ended June 30, 2003, and $26.7 million and $(65.1) million for the three months ended June 30, 2002. Impairment losses recognized for the three months ended June 30, 2003 were $(11.6) million. There were no securitizations during the three month period ending June 30, 2003. The realized losses in 2002 includes the Company’s losses on securities issued by WorldCom, Inc. and its affiliates of $29.5.

Cost of insurance increased $2.3 million, or 7.4%, to $33.5 million for the three months ended June 30, 2003 from $31.2 million in the comparable 2002 period. The increase was primarily due to premium refunds received from a terminated reinsurance treaty.

Variable product fees decreased $4.8 million, or 15.7%, to $25.8 million for the three months ended June 30, 2003 from $30.6 million in the comparable 2002 period. The decrease in variable product fees primarily resulted from a decline in the daily average separate account values as a result of the unfavorable conditions in the equity markets and higher lapses in variable annuity contracts.

Interest credited decreased $13.3 million, or 11.4%, to $103.1 million for the three months ended June 30, 2003 from $116.4 million in the comparable 2002 period. This decrease was primarily attributable to the decline in the institutional stable value product liabilities and crediting rates.

Benefits and other changes in policy reserves include both activity related to future policy benefits on long-duration life and health products as well as claim costs incurred during the year under these contracts. In addition, the bonus feature of our bonus variable annuity product is initially accounted for as a benefit. Benefits and other changes in policy reserves increased $1.7 million, or 3.3%, to $52.5 million for the three months ended June 30, 2003 from $50.8 million in the comparable 2002 period. The increase primarily relates to slightly higher sales of our bonus variable annuity product, coupled with an increase in the bonus rate from 4.0% to 5.0%.

Commissions increased $15.8 million, or 53.9%, to $45.1 million for the three months ended June 30, 2003 from $29.3 million for the comparable 2002 period. In 2002, we launched a new variable annuity, GE Retirement Answer (“GERA”). The increase in commission expense was primarily attributable to the new sales of GERA and increased sales of our core variable annuity products.

General expenses were $28.5 million for the three months ended June 30, 2003, an increase of $8.7 million, or 43.9%, from the comparable 2002 period expense of $19.8 million. This increase is primarily the result of higher legal expenses and increased printing costs associated with annual product filings.

Change in deferred acquisition costs, net increased $16.7 million, or 256.9%, to $(23.2) million for the three months ended June 30, 2003 from $(6.5) million for the comparable 2002 period. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs and a certain variable annuity product bonus feature. Under U.S. GAAP, these costs are deferred and recognized, over time, in relation to either premiums or gross profits underlying the contracts. The change is primarily a result of an increase in commission expense and other sales related expenses deferred for the new sales of GERA and increased sales of our core variable annuity product.

Provision (benefit) for income taxes increased $8.0 million to a net expense of $3.0 million for the three month period ended June 30, 2003 from a net benefit of $5.0 million for the comparable period ended June 30, 2002. The Company’s effective tax rate of 23.6% for the three month period ended June 30, 2003 was 69.0 percentage points lower than the effective tax rate of 92.6% for the comparable period ended June 30, 2002. The increase in the tax provision is attributable primarily to the impact of recurring permanent tax benefits on a net pre-tax loss in 2002 versus income in 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002

Net earnings for the first six months of 2003 were $34.6 million, a $2.3 million, or 7.1%, increase from the first six months of 2002. Included in the six month period ended June 30, 2002 net realized investment losses was an impairment loss of $29.5 million ($18.6 million, net of tax) recognized on securities issued by WorldCom, Inc. and its affiliates. Offsetting this decrease in net realized investment losses, the decline in the equity markets has adversely impacted our product fee revenues and resulted in an increased amortization expense of deferred acquisition costs on certain variable annuities products. Declining interest rates during the quarter have resulted in lower investment yields on our fixed maturity portfolio, partially offset by reduced interest crediting rates on certain of our contracts.

Operating Results

Net investment income decreased $30.1 million, or 9.9%, to $275.0 million for the first six months of 2003 from $305.1 million in the prior year period. This decrease is primarily a result of a decrease in weighted average investment yields to 4.69% for the first six months of 2003 from 5.28% for the first six months of 2002 due to the overall declining interest rate environment. This decrease was partially offset by higher levels of average invested assets ($11,871 million in the first six months of 2003 as compared to $11,716 million in the first six months of 2002).

Net realized investment gains (losses) increased $40.5 million to a gain of $15.5 million for the first six months of 2003 from a loss of $(25.0) million for the first six months of 2002. Net investment gains/(losses) are comprised of gross investment gains and gross investment (losses), respectively, of $41.7 million and $(26.2) million for the first six months of 2003, and $55.5 million and $(80.5) million for the first six months of 2002. Impairment losses recognized for the six months ended June 30, 2003 were $(14.4) million. The realized losses in 2002 includes the Company’s losses on securities issued by WorldCom, Inc. and its affiliates of $29.5 million. There were no securitizations during the six month period ending June 30, 2003. Included in the gross realized investment gains in the first six months of 2002 was $5.8 million resulting from the securitization of certain financial assets.

Cost of insurance increased $8.0 million, or 12.7%, to $70.8 million for the first six months of 2003 from $62.8 million for the first six months of 2002. The increase was primarily due to premium refunds received from a terminated reinsurance treaty.

Premiums, which include premium revenues from traditional life and life contingent annuity contracts, decreased $3.4 million or 6.6%, to $47.9 million for the first six month of 2003 from $51.3 million in the first six months of 2002. This decrease was primarily a result of lower levels of renewal premiums on whole life policies.

Variable product fees decreased $12.5 million or 20.1%, to $49.7 million for the first six months of 2003 from $62.2 million for the first six months of 2002. The decrease in variable product fees primarily resulted from a decline in the average separate account values as a result of the unfavorable conditions in the equity markets and higher lapses in variable annuity contracts.

Interest credited decreased $28.3 million, or 12.0%, to $206.6 million in the first six months of 2003 from $234.9 million in the first six months of 2002. This decrease was primarily attributable to the decline in the institutional stable value product liabilities and crediting rates.

Benefits and other changes in policy reserves include both activity related to future policy benefits on long-duration life and health products as well as claim costs incurred during the year under these contracts. In addition, the bonus feature of our bonus variable annuity product is initially accounted for as a benefit. Benefits and other changes in policy reserves increased $4.2 million, or 4.2%, to $104.9 million in the first six months of 2003 from $100.7 million in the first six months of 2002. The increase primarily relates to higher renewal premiums of Medicare supplemental products and slightly higher sales of our bonus variable annuity product, coupled with an increase in the bonus rate from 4.0% to 5.0%.

Commission expense increased $19.0 million, or 33.0%, to $76.5 million in the first six months of 2003 from $57.5 million in the first six months of 2002. In 2002, we launched a new variable annuity, GE Retirement Answer (“GERA”). The increase in commission expense was primarily attributable to the new sales of GERA and increased sales of our core variable annuity products.

General expenses were $54.3 million for the first six months of 2003, an increase of $12.6 million or 30.2% over the first six months of 2002 expense of $41.7 million. This increase is primarily the result of higher legal expenses.

Change in deferred acquisition costs, net changed $14.2 million, or 96.6%, to ($28.9) million for the first six months of 2003 from ($14.7) million for the first six months of 2002. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs and a certain variable annuity product bonus feature. Under U.S. GAAP, these costs are deferred and recognized, over time, in relation to either premiums or gross profits underlying the contracts. The change is primarily a result of an additional $4.4 million of amortization expense resulting from adverse equity market performance offset by an increase in commission expense and other sales related expenses deferred for the new sales of GERA and increased sales of our core variable annuity product.

Provision for income taxes increased $3.0 million or 26.3% to $14.4 million for the six month period ended June 30, 2003 from $11.4 million for the comparable period ended June 30, 2002. The Company’s effective tax rate of 29.4% for the six month period ended June 30, 2003 was 3.3 percentage points higher than the effective tax rate of 26.1% for the comparable period ended June 30, 2002. This increase is attributable primarily to higher net pre-tax income in 2003 over 2002,which lowered the percentage impact of relatively stable permanent tax benefits in 2003 over 2002.

Financial Condition

Total investments. Total investments increased $681.6 million, or 5.9%, at June 30, 2003 from December 31, 2002. This increase was primarily related to the market impact of investments securities as well as net purchases of securities funded by operating cash flows and cash received under securities lending programs.

Investment securities comprise mainly investment grade debt securities. Investment securities were $10,647.9 million, including gross unrealized gains and (losses) of $457.3 million and ($157.0) million, respectively at June 30, 2003 and $10,073.9 million, including gross unrealized gains and (losses) of $258.6 million and ($235.8) million, respectively, at December 31, 2002. Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging positions and estimated impairment of intangibles and other insurance related assets, could be as much as $168.8 million.

We regularly review investment securities for impairment based on criteria that includes the extent to which cost exceeds market value, the duration of that market decline, and the financial health and specific prospects for the issuer. Of securities where carrying value exceeds fair value at June 30, 2003, approximately $40 million is at risk of being charged to earnings in the succeeding twelve months. Impairment losses recognized for the first six months of 2003 and 2002 were $(14.4) million and $(54.1), respectively.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contract holders. As of June 30, 2003, we held $7,504.8 million of separate account assets. The increase of $322.0, or 4.5%, from $7,182.8 million at December 31, 2002 was related primarily to the favorable market performance of the underlying securities whose value increased 9.2% during the six months ended June 30, 2003.

Future annuity and contract benefits. Future annuity and contract benefits increased $80.4 million to $10,851.9 million at June 30, 2003 from $10,771.5 million at December 31, 2002. The increase is primarily attributable to an increase in liabilities for the variable annuity fixed account investment option resulting from changes in customer investment choices. This increase was partially offset by the institutional stable value liability decline.

Liability for policy and contract claims. Liability for policy and contract claims decreased $26.1 million, to $214.3 million at June 30, 2003 from $240.4 million at December 31, 2002. The decrease was primarily attributable to the institutional stable value maturities and interest payments.

Other Liabilities. Other liabilities increased $356.6 million, to $492.8 million at June 30, 2003 from $136.2 million at December 31, 2002. The increase is primarily attributable to the timing of settlement of trades related to investments resulting in increased balances payable to brokers.

Liquidity

For the six months ended June 30, 2003 and 2002 cash flows provided by (used in) operating and certain financing activities were $164.6 million and ($255.2) million, respectively. These amounts include net cash used in financing activities relating to investment contract issuances accounted for as deposit liabilities under U.S. GAAP and redemptions of $1,589.9 million and $1,681.5 million, respectively. We maintain a committed credit line with an indirect parent, GNA, of $500 million to provide liquidity to meet normal variation in cash. The amount outstanding as of June 30, 2003 was $14.0 million and is included in other liabilities in the Condensed, Consolidated Balance Sheets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the six months ended June 30, 2003 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

Item 4. Controls and Procedures

As required by Rule 13a-15(b), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

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

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 12	Computation of ratio of earnings to fixed charges.

Exhibit 31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K during the six months ended June 30, 2003.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE LIFE AND ANNUITY ASSURANCE COMPANY (Registrant)

Date: August 1, 2003	By:	/s/ KELLY L. GROH
Kelly L. Groh, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 1, 2003	By:	/s/ JOHN E. KARAFFA
John E. Karaffa, Vice President and Controller (Principal Accounting Officer)