Form 10-Q
period 2003-09-30
GE LIFE & ANNUITY ASSURANCE CO
filed 2003-10-31
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At October 31, 2003, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of GE Life and Annuity Assurance Company is not publicly traded.

PART I - FINANCIAL INFORMATION

Item 1. Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statements of Current and Retained Earnings

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues:
Net investment income	$137.9	$152.6	$412.9	$457.7
Net realized investment gains (losses)	(8.1)	32.0	7.4	7.0
Premiums	30.2	26.6	78.1	77.9
Cost of insurance	31.2	31.1	102.0	93.9
Variable product fees	27.9	26.0	77.6	88.2
Other income	8.0	11.4	27.7	33.1

Total revenues	227.1	279.7	705.7	757.8

Benefits and expenses:
Interest credited	102.4	116.9	309.0	351.8
Benefits and other changes in policy reserves	56.8	50.4	161.7	151.1
Commissions	41.3	29.1	117.8	86.6
General expenses	29.3	31.9	83.6	73.6
Litigation reserve	50.0	—	50.0	—
Amortization of intangibles, net	9.2	7.8	25.4	22.1
Change in deferred acquisition costs, net	(24.9)	8.7	(53.8)	(6.0)

Total benefits and expenses	264.1	244.8	693.7	679.2

Earnings (loss) before income taxes	(37.0)	34.9	12.0	78.6
Provision (benefit) for income taxes	(15.1)	10.8	(.7)	22.2

Net earnings (loss)	(21.9)	24.1	12.7	56.4
Retained earnings at beginning of period	552.2	443.7	517.6	411.4

Retained earnings at end of period	$530.3	$467.8	$530.3	$467.8

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Balance Sheets

(Dollar amounts in millions except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$10,572.9	$10,049.0
Equity securities available-for-sale, at fair value	30.9	44.9
Mortgage loans, net of valuation allowance	1,169.1	1,034.7
Policy loans	134.4	123.9
Short-term investments	224.3	278.0
Other invested assets	221.6	60.5

Total investments	12,353.2	11,591.0

Cash and cash equivalents	17.7	—
Accrued investment income	160.3	160.4
Deferred acquisition costs	873.6	827.2
Goodwill	107.4	107.4
Intangible assets	163.0	207.7
Reinsurance recoverable	169.9	174.4
Other assets	69.3	30.1
Separate account assets	7,730.7	7,182.8

Total assets	$21,645.1	$20,281.0

Liabilities and Shareholders’ Interest
Liabilities:
Future annuity and contract benefits	$11,049.9	$10,771.5
Liability for policy and contract claims	119.4	240.4
Other policyholder liabilities	185.5	208.1
Other liabilities	604.4	69.1
Deferred income tax liability	174.9	104.9
Separate account liabilities	7,730.7	7,182.8

Total liabilities	19,864.8	18,576.8

Shareholders’ interest:
Net unrealized investment gains (losses)	53.1	(12.0)
Derivatives qualifying as hedges	0.6	2.3

Accumulated non-owner changes in equity	53.7	(9.7)
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	1,050.7	1,050.7
Retained earnings	530.3	517.6

Total shareholders’ interest	1,780.3	1,704.2

Total liabilities and shareholders’ interest	$21,645.1	$20,281.0

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash Flows From Operating Activities
Net earnings	$12.7	$56.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in reserves	363.3	446.3
Other, net	134.2	(19.2)

Net cash provided by operating activities	510.2	483.5

Cash Flows From Investing Activities
Short-term investment activity, net	53.8	39.5
Proceeds from sales, securitizations and maturities of investment securities and other invested assets	3,032.8	4,107.1
Principal collected on mortgage and policy loans	228.5	85.3
Purchases of investment securities and other invested assets	(3,455.4)	(4,201.7)
Mortgage and policy loan originations	(374.4)	(159.7)

Net cash provided by (used in) investing activities	(514.7)	(129.5)

Cash Flows From Financing Activities
Proceeds from issuance of investment contracts	2,320.2	2,631.1
Redemption and benefit payments on investment contracts	(2,298.0)	(2,929.8)

Net cash provided by (used in) financing activities	22.2	(298.7)

Increase in Cash and Cash Equivalents	17.7	55.3
Cash and Cash Equivalents at Beginning of Period	—	—

Cash and Cash Equivalents at End of Period	$17.7	$55.3

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Dollar amounts in millions)

(Unaudited)

1.	The accompanying condensed, consolidated quarterly financial statements represent GE Life and Annuity Assurance Company and its consolidated subsidiary, Assigned Settlement, Inc. (the “Company”, “we”, “us”, or “our” unless context otherwise requires). All significant intercompany transactions have been eliminated.

2.	These condensed, consolidated quarterly financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP ”). The preparation of condensed, consolidated quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on the GE web site, [www.ge.com/en/company/investor/secreports.htm].

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

3.	A summary of changes in shareholders’ interest that did not result directly from transactions with our shareholders follows:

	Three Months Ended
	September 30, 2003	September 30, 2002
Net earnings (loss)	$(21.9)	$24.1
Unrealized gains (losses) on investment securities – net	(68.1)	84.0
Derivatives qualifying as hedges, net	(5.4)	4.0

Total	$(95.4)	$112.1

	Nine Months Ended
	September 30, 2003	September 30, 2002
Net earnings	$12.7	$56.4
Unrealized gains on investment securities – net	65.1	62.2
Derivatives qualifying as hedges, net	(1.7)	10.7

Total	$76.1	$129.3

4.	During the first quarter of 2003, we redefined our operating segments. Beginning in 2003, management realigned the business on a product line and market basis to intensify its focus on return on equity, optimum deployment of capital and distribution effectiveness. As a result of this change, our operations are conducted under three reporting segments corresponding to major products: Total Annuities, Life and All Other. Prior to this, our two reporting segments were Wealth Accumulation and Transfer and Lifestyle Protection and Enhancement.

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

The following is a summary of operating segment activity:

	Three Months Ended
	September 30, 2003	September 30, 2002
Revenues
Total Annuities	$135.0	$148.0
Life	80.4	85.0
All Other	11.7	46.7

Total revenues	$227.1	$279.7

Earnings (loss) before income taxes
Total Annuities	$17.7	$5.9
Life	(52.2)	(3.1)
All Other	(2.5)	32.1

Total earnings (loss) before income taxes	$(37.0)	$34.9

	Nine Months Ended
	September 30, 2003	September 30, 2002
Revenues
Total Annuities	$401.7	$454.0
Life	252.2	259.2
All Other	51.8	44.6

Total revenues	$705.7	$757.8

Earnings before income taxes
Total Annuities	$40.1	$52.1
Life	(34.4)	29.8
All Other	6.3	(3.3)

Total earnings before income taxes	$12.0	$78.6

The following is a summary of assets by reporting segment:

	September 30, 2003	December 31, 2002
Assets
Total Annuities	$17,474.5	$16,787.0
Life	2,964.9	2,948.1
All Other	1,205.7	545.9

Total assets	$21,645.1	$20,281.0

5.	Intangible Assets and Goodwill

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

Intangibles Subject to Amortization

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present Value of Future Profits (“PVFP”)	$516.6	$(375.3)	$541.0	$(352.2)
Capitalized software	31.8	(10.7)	26.8	(8.7)
All other	1.4	(.8)	1.3	(0.5)

Total	$549.8	$(386.8)	$569.1	$(361.4)

Amortization expense related to intangible assets, excluding goodwill, for the third quarter of 2003 and 2002 was $9.2 million and $7.8 million, respectively and for the first nine months of 2003 and 2002 was $25.4 million and $22.1 million, respectively.

PVFP, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Beginning Balance	$163.3	$201.5	$188.8	$244.7
Accrued Interest (a)	2.7	6.0	8.1	10.1
Amortization	(11.0)	(12.7)	(31.0)	(30.1)
Effect of unrealized gain (loss) and other	(13.7)	3.5	(24.6)	(26.4)

Ending Balance	$141.3	$198.3	$141.3	$198.3

(a)	Interest was accrued at a rate of 5.8% for the third quarters ended September 30, 2003 and 2002. Interest was accrued at a rate of 6.5% and 6.1% for the first nine months ended September 30, 2003 and 2002, respectively.

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

Goodwill

	September 30, 2003	December 31, 2002
Total Annuities	$51.8	$51.8
Life	33.6	33.6
All other	22.0	22.0

Total	$107.4	$107.4

6.	In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which we adopted on July 1, 2003. No special purpose entities (“SPEs”), or assets previously sold to qualifying SPEs (“QSPEs”), were required to be consolidated on our books.

7.	In April 2003, the Financial Accounting Standards Board issued SFAS 133 Implementation B36, Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under those Instruments, which is effective for us October 1, 2003. In summary, B36 states that modified coinsurance arrangements—where the ceding insurer withholds funds—may include an embedded derivative that must be bifurcated from the host instrument. We are currently evaluating the effect that this guidance may have on our financial statements; however, based on preliminary analysis performed, we do not believe it will materially impact our financial position.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which we intend to adopt on January 1, 2004 We are currently evaluating the effect of this statement on our financial statements, and we do not believe it will materially impact our financial statements.

8.	On October 8, 2003, we agreed in principle to settle the case entitled McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co. The McBride case was filed on November 1, 2000 in Georgia state court. On December 1, 2000, we successfully removed the case to the United States District Court for the Middle District of Georgia. The complaint was brought as a class action on behalf of current and former owners of certain of our universal life insurance policies, and alleges improper practices in connection with the sale and administration of those universal life policies. We vigorously deny liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003 to settle the case on a nationwide class action basis. The settlement documents have not been finalized, nor has any proposed settlement been submitted to the proposed class and the United States District Court for approval, and a final settlement is not certain.

On a periodic basis, we evaluate and establish our best estimate of reserves for litigation and other contingencies. In connection with this litigation, we have accrued as a subsequent event an additional reserve. While uncertainty exists, based on current information and circumstances, we believe that our reserve is within the range of reasonably foreseeable costs of bringing the matter to a conclusion.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Net earnings (loss) for the three month period ended September 30, 2003 was $(21.9) million, a $46 million decrease from the net income of $24.1 million in the three month period ended September 30, 2002. The decrease is mainly due to a reserve accrual of $50 million ($33 million after tax) associated with a settlement agreement in principle that we reached on October 8, 2003 in connection with a putative class action lawsuit which was recorded during the quarter as a subsequent event. Lower interest rates during the quarter have resulted in lower investment yields on our fixed maturity portfolio, partially offset by reduced interest crediting rates on certain of our contracts and policies.

Operating Results

Net investment income decreased $14.7 million, or 9.6%, to $137.9 million for the three months ended September 30, 2003 from $152.6 million for the comparable 2002 period. This decrease is primarily a result of a decrease in weighted average investment yields to 4.59% for the three month period ended September 30, 2003 from 5.18% for the three month period ended September 30, 2002 due to the overall declining interest rate environment. This decrease was partially offset by higher levels of average invested assets ($12,099.8 million in the three months ended September 30, 2003 as compared to $11,869.5 million in the three months ended September 30, 2002).

Net realized investment gains (losses) decreased $40.1 million to a loss of $(8.1) million for the three months ended September 30, 2003 from a gain of $32.0 million for the comparable 2002 period. Net investment gains (losses) are comprised of gross investment gains and gross investment (losses), respectively, of $23.8 million and $(31.9) million for the three months ended September 30, 2003, and $50.3 million and $(18.3) million for the three months ended September 30, 2002. Included in the gain for September 30, 2002, was $17.6 million related to assets sold in a securitization transaction conducted by our indirect parent. Impairment losses recognized for the three months ended September 30, 2003 were $(11.4) million, $(13.0) million for the three months ended September 30, 2002.

Variable product fees increased $1.9 million, or 7.3%, to $27.9 million for the three months ended September 30, 2003 from $26.0 million in the comparable 2002 period. The increase in variable product fees primarily resulted from an increase in the daily average separate account values.

Interest credited decreased $14.5 million, or 12.4%, to $102.4 million for the three months ended September 30, 2003 from $116.9 million in the comparable 2002 period. This decrease was primarily attributable to the decline in the institutional stable value product liabilities and crediting rates.

Benefits and other changes in policy reserves include both activity related to future policy benefits on long-duration life and health products as well as claim costs incurred during the year under these contracts. In addition, the bonus feature of our bonus variable annuity product is initially accounted for as a benefit. Benefits and other changes in policy reserves increased $6.4 million, or 12.7%, to $56.8 million for the three months ended September 30, 2003 from $50.4 million in the comparable 2002 period. The increase primarily relates to higher sales of our bonus variable annuity product, coupled with an increase in the bonus rate from 4.0% to 5.0%.

Commissions increased $12.2 million, or 41.9%, to $41.3 million for the three months ended September 30, 2003 from $29.1 million for the comparable 2002 period. In 2002, we launched a new variable annuity, GE Retirement Answer (“GERA”). The increase in commission expense was primarily attributable to the new sales of GERA and increased sales of our other variable annuity products.

Litigation reserve increased $50.0 million for the three months ended September, 30, 2003. This increase is primarily the result of a reserve accrual of $50 million ($33 million after tax) associated with a settlement agreement in principle that we reached on October 8, 2003 in connection with a putative class action lawsuit which was recorded during the quarter as a subsequent event.

Change in deferred acquisition costs, net increased $33.6 million, or 386%, to $(24.9) million for the three months ended September 30, 2003 from $8.7 million for the comparable 2002 period. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs and a certain variable annuity product bonus feature. Under U.S. GAAP, these costs are deferred and recognized, over time, in relation to either premiums or gross profits underlying the contracts. The change is primarily a result of an increase in commission expense and other sales related expenses deferred for the new sales of GERA and increased sales of our core variable annuity product.

Provision (benefit) for income taxes decreased $25.9 million or 239.8% to a net benefit of $15.1 million for the three month period ended September 30, 2003 from a net expense of $10.8 million for the comparable period ended September 30, 2002. The Company’s effective tax rate of 40.8% for the three month period ended September 30, 2003 was 9.9 percentage points higher than the effective tax rate of 30.9% for the comparable period ended September 30, 2002. This decrease is attributable primarily to the impact of recurring permanent tax benefits on a net pre-tax loss in 2003 as compared to income in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Net earnings for the first nine months of 2003 were $12.7 million, a $43.7 million decrease from the first nine months of 2002. The decrease is mainly due to a reserve accrual of $50 million ($33 million after tax) associated with a settlement agreement in principle that we reached on October 8, 2003 in connection with a putative class action lawsuit which was recorded during the quarter as a subsequent event. The timing of the equity market changes in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 has adversely impacted our product fee revenues and resulted in an increased amortization expense of deferred acquisition costs on certain variable annuities products. Declining interest rates during the period have resulted in lower investment yields on our fixed maturity portfolio, partially offset by reduced interest crediting rates on certain of our contracts and policies.

Operating Results

Net investment income decreased $44.8 million, or 9.8%, to $412.9 million for the first nine months of 2003 from $457.7 million in the prior year period. This decrease is primarily a result of a decrease in weighted average investment yields to 4.68% for the first nine months of 2003 from 5.26% for the first nine months of 2002 due to the overall declining interest rate environment. This decrease was partially offset by higher levels of average invested assets ($11,959.6 million in the first nine months of 2003 as compared to $11,834.7 million in the first nine months of 2002).

Net realized investment gains(losses) increased $0.4 million to a gain of $7.4 million for the first nine months of 2003 from a gain of $7.0 million for the first nine months of 2002. Net investment gains/(losses) are comprised of gross investment gains and gross investment (losses), respectively, of $65.5 million and $(58.1) million for the first nine months of 2003, and $103.9 million and $(96.9) million for the first nine months of 2002. Impairment losses recognized for the nine months ended September 30, 2003 were $(25.8) million and $(67.1) million for the nine months ended September 30, 2002. The realized losses in 2002 includes the Company’s losses on securities issued by WorldCom, Inc. and its affiliates of $29.5 million. Included in the gross realized investment gains in the first nine months of 2002 was $17.6 million resulting from the securitization of certain financial assets.

Cost of insurance increased $8.1 million, or 8.6%, to $102 million for the first nine months of 2003 from $93.9 million for the first nine months of 2002. The increase was primarily due to premium refunds received from a terminated reinsurance treaty.

Variable product fees decreased $10.6 million or 12%, to $77.6 million for the first nine months of 2003 from $88.2 million for the first nine months of 2002. The decrease in variable product fees primarily resulted from a decrease in the daily average separate account values.

Interest credited decreased $42.8 million, or 12.2%, to $309 million in the first nine months of 2003 from $351.8 million in the first nine months of 2002. This decrease was primarily attributable to the decline in the institutional stable value product liabilities and crediting rates.

Benefits and other changes in policy reserves include both activity related to future policy benefits on long-duration life and health products as well as claim costs incurred during the year under these contracts. In addition, the bonus feature of our bonus variable annuity product is initially accounted for as a benefit. Benefits and other changes in policy reserves increased $10.6 million, or 7.0%, to $161.7 million in the first nine months of 2003 from $151.1 million in the first nine months of 2002. The increase primarily relates to higher renewal premiums of Medicare supplemental products and higher sales of our bonus variable annuity product, coupled with an increase in the bonus rate from 4.0% to 5.0%

Commission expense increased $31.2 million, or 36%, to $117.8 million in the first nine months of 2003 from $86.6 million in the first nine months of 2002. The increase in commission expense was primarily attributable to the new sales of GERA and increased sales of our core variable annuity products.

Litigation reserve increased $50.0 million for the nine months ended September 30, 2003. This increase is primarily the result of a reserve accrual of $50 million associated with a settlement agreement in principle that we reached on October 8, 2003 in connection with a putative class action lawsuit which was recorded during the quarter as a subsequent event.

Change in deferred acquisition costs, net increased $47.8 million, or 797%, to $(53.8) million for the first nine months of 2003 from ($6.0) million for the first nine months of 2002. Deferred acquisition costs include costs and expenses which vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs and a certain variable annuity product bonus feature. Under U.S. GAAP, these costs are deferred and recognized, over time, in relation to either premiums or gross profits underlying the contracts. The change is primarily a result of an increase in commission expense and other sales related expenses deferred for the new sales of GERA and increased sales of our core variable annuity product.

Provision (benefit) for income taxes decreased $22.9 million or 103.2% to a net benefit of $.7 million for the nine month period ended September 30, 2003 from $22.2 million for the comparable period ended September 30, 2002. The Company’s effective tax rate of (5.8%) for the nine month period ended September 30, 2003 was 34 percentage points lower than the effective tax rate of 28.2% for the comparable period ended September 30, 2002. This decrease is attributable primarily to the impact of recurring permanent tax benefits on higher net pre-tax income in 2002 over 2003.

Financial Condition

Total investments. Total investments increased $762.2 million, or 6.6%, at September 30, 2003 from December 31, 2002. This increase was primarily related to the market impact of investments securities as well as net purchases of securities funded by operating cash flows and cash received under securities lending programs.

Investment securities comprise mainly investment grade debt securities. Investment securities were $ 10,603.8 million, including gross unrealized gains and (losses) of $ 294.8 million and $ (134.3) million, respectively at September 30, 2003 and $ 10,093.9 million, including gross unrealized gains and (losses) of $ 259.7 million and $ (250.8) million, respectively, at December 31, 2002. Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging positions and estimated impairment of intangibles and other insurance related assets, could be as much as $107 million.

We regularly review investment securities for impairment based on criteria that includes the extent to which cost exceeds market value, the duration of that market decline, and the financial health and specific prospects for the issuer. Of securities where carrying value exceeds fair value at September 30, 2003, approximately $20 million is at risk of being charged to earnings in the succeeding twelve months. Impairment losses recognized for the first nine months of 2003 and 2002 were $(25.8) million and $(67.1) million, respectively.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contract holders. As of September 30, 2003, we held $7,730.7 million of separate account assets. The increase of $547.9, or 7.6%, from $7,182.8 million at December 31, 2002 was related primarily to the favorable market performance of the underlying securities and increase from growth in GERA product during the nine months ended September 30, 2003.

Future annuity and contract benefits. Future annuity and contract benefits increased $278.4 million to $11,049.9 million at September 30, 2003 from $10,771.5 million at December 31, 2002. The increase is primarily attributable to an increase in liabilities for the variable annuity fixed account investment option resulting from changes in customer investment choices. This increase was partially offset by the institutional stable value liability decline.

Liability for policy and contract claims. Liability for policy and contract claims decreased $121.0 million, to $ 119.4 million at September 30, 2003 from $240.4 million at December 31, 2002. The decrease was primarily attributable to the institutional stable value maturities and interest payments.

Other Liabilities. Other liabilities increased $535.3 million, to $ 604.4 million at September 30, 2003 from $ 69.1 million at December 31, 2002. The increase is primarily attributable to the timing of settlement of trades related to investments resulting in increased balances payable to brokers and the accrual of legal and administrative costs and benefits from a settlement agreement that was entered into on October 8, 2003 concluding a class action lawsuit.

Liquidity

For the nine months ended September 30, 2003 and 2002 cash flows provided by operating and certain financing activities were $550.5 million and $184.8 million, respectively. These amounts include net cash used in financing activities relating to investment contract issuances accounted for as deposit liabilities under U.S. GAAP and redemptions of $2,320 million and $2,298 million, respectively. We maintain a committed credit line with an indirect parent, GNA, of $500 million to provide liquidity to meet normal variation in cash. There were no amounts outstanding under the credit line as of September 30, 2003.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to our plans, objectives, expectations and intentions and other statements contained in this report that are not historical fact as well as statements identified by words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” or words of similar meaning. These statements are based on our current beliefs or expectations and are inherently subject to significant uncertainties and changes in circumstances, many of which are beyond our control. Actual results may differ materially from these expectations due to changes in global political, economic, business, market and regulatory factors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no material changes during the nine months ended September 30, 2003 to our exposure to market risk for changes in interest rates and foreign currency exchange rates.

Item 4. Controls and Procedures

As of September 30, 2003, under direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2003, and (ii) no changes occurred during the quarter ended September 30, 2003, that have materially affected, or reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We, like other insurance companies, are involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurance companies, substantial damages have been sought and/or material settlement payments have been made. Except for the McBride case described below, management believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on our Consolidated Financial Statements.

On October 8, 2003, we agreed in principle to settle the case entitled McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co. The McBride case was filed on November 1, 2000 in Georgia state court. On December 1, 2000, we successfully removed the case to the United States District Court for the Middle District of Georgia. The complaint was brought as a class action on behalf of current and former owners of certain of our universal life insurance policies, and alleges improper practices in connection with the sale and administration of those universal life policies. We vigorously deny liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003 to settle the case on a nationwide class action basis. The settlement documents have not been finalized, nor has any proposed settlement been submitted to the proposed class and the United States District Court for approval, and a final settlement is not certain.

On a periodic basis, we evaluate and establish our best estimate of reserves for litigation and other contingencies. In connection with this litigation, we have accrued as a subsequent event an additional reserve. While uncertainty exists, based on current information and circumstances, we believe that our reserve is within the range of reasonably foreseeable costs of bringing the matter to a conclusion.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

	Exhibit 12	Computation of ratio of earnings to fixed charges.

	Exhibit 31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K during the nine months ended September 30, 2003.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE LIFE AND ANNUITY ASSURANCE COMPANY
(Registrant)

Date: October 31, 2003	By:	/s/ KELLY L. GROH
Kelly L. Groh,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2003	By:	/s/ JOHN E. KARAFFA
John E. Karaffa,
Vice President and Controller
(Principal Accounting Officer)