Form 10-K
period 2003-12-31
GE LIFE & ANNUITY ASSURANCE CO
filed 2004-03-05
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

At March 5, 2004, 25,651 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000.00 per share were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 5, 2004. None.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

PART I

Item 1. Business

GE Life and Annuity Assurance Company (the “Company”, “we”, “us”, or “our” unless context otherwise requires) is a stock life insurance company operating under a charter granted by the Commonwealth of Virginia on March 21, 1871 as The Life Insurance Company of Virginia. General Electric Capital Corporation (“GE Capital”) acquired us from Aon Corporation on April 1, 1996. GE Capital subsequently contributed us to its wholly owned subsidiary, GE Financial Assurance Holdings, Inc., (“GE Financial Assurance”) and ultimately the majority of the outstanding common stock to General Electric Capital Assurance Company (“GECA” or “GE Capital Assurance”). As part of an internal reorganization of GE Financial Assurance’s insurance subsidiaries, the Harvest Life Insurance Company (“Harvest”) merged into us on January 1, 1999. At this time we were renamed GE Life and Annuity Assurance Company. Harvest’s former parent, Federal Home Life Insurance Company (“Federal”), received our common stock in exchange for its interest in Harvest.

We principally offer annuity contracts, guaranteed investment contracts, funding agreements, and life insurance. We do business in the District of Columbia and all states, except New York. Our principal offices are located at 6610 West Broad Street, Richmond, Virginia 23230.

We are one of a number of subsidiaries of GE Financial Assurance, a holding company that, through its subsidiaries, provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products, primarily in North America. Our product offerings are divided along two segments of consumer needs: (1) Retirement Income and Investments and (2) Protection. We also have a Corporate and Other segment, which consists primarily of net realized investment gains (losses), interest and other financing expenses, and unallocated corporate income and expenses.

As an integral part of GE Financial Assurance, we are able to leverage the strengths of an international organization. We do so to offer consumers a wide variety of products through the convenience of diverse distribution channels. In addition, we are able to utilize GE Financial Assurance’s centers of excellence to provide world-class customer service within a competitive cost structure.

Our financial information, including the information contained in this report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to the above mentioned reports, will be made available upon request. Alternatively, reports filed with the United States Securities and Exchange Commission (“SEC’) may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC’s Internet site at www.sec.gov.

Ownership

At December 31, 2003, all of our outstanding common stock was owned directly and indirectly by GE Financial Assurance. GE Financial Assurance acquired approximately three percent of our outstanding common stock, pursuant to a Stock Purchase Agreement, dated November 18, 2003 by and between Phoenix Life Insurance Company and GE Financial Assurance. GE Capital Assurance and Federal both indirect subsidiaries of GE Financial Assurance, own approximately eighty-five percent and twelve percent of our outstanding common stock, respectively. GE Financial Assurance is a wholly owned, direct subsidiary of GEI, Inc., which in turn is a wholly owned direct subsidiary of GE Capital, which in turn is a wholly owned subsidiary of General Electric Capital Services, Inc., which in turn is a wholly owned direct subsidiary of General Electric Company (“GE”). At December 31, 2003, all of our outstanding non-voting preferred stock was owned by Brookfield Life Assurance Company Limited (“BLAC”) as a result of a contribution on November 7, 2003 of our preferred shares by GE Financial Assurance. BLAC is a wholly owned direct subsidiary of GE Financial Assurance.

On November 18, 2003, GE issued a press release announcing its intention to pursue an initial public offering (“IPO”) of a new company named Genworth Financial, Inc. (“Genworth”) that will comprise most of its life and mortgage insurance operations, including GELAAC. GE filed a registration statement with the U.S. Securities and Exchange Commission in January 2004 and expects to complete the IPO in the first half of 2004, subject to market conditions and receipt of various regulatory approvals.

Strategy

We believe that changes in demographics such as the increased number of baby boomers entering middle and late middle age, longer life expectancies due to healthy lifestyles and medical advances, and the reduction in government and employer-sponsored benefit programs have increased, and will continue to increase, the demand for innovative products and services to solve financial needs and challenges. Our strategy is designed to take advantage of these trends by offering a broad array of insurance and investment products and services to meet key consumer financial needs at each stage of life. We do this through two primary channels of distribution.

Our approach is to maintain distinct product and distribution capabilities designed to deliver innovative products and services that help consumers invest, protect, and retire. Most of our products are targeted at middle- to upper-income consumers. To date, we have operated entirely in the United States.

Our strategy is to be a consumer retirement income and personal protection provider through (i) intense customer focus, (ii) core growth of product capabilities, distribution reach, and service content, and (iii) cost and speed effectiveness. These elements are further supported by a strong foundation of operating fundamentals. Our strategy consists of the following elements:

•	Customer Focus. We focus on two sets of customers: (1) consumers and (2) distribution partners/producers. Our core concept is to be customer needs driven and to simplify consumers’ financial lives. To accomplish this, we offer not only products but also financial planning tools and education to enable personalized solutions that provide options and choices for consumers and their advisors. By providing financial solutions for every stage of a consumer’s life, either directly or through our affiliates, we believe we will differentiate ourselves from our competitors and create an affinity with customers that will translate into lifetime relationships. Our products are designed to enable the growing retired population to convert their invested assets into reliable retirement income.

•	Growth. This element begins with our focus on driving core business growth, building our distribution capabilities, and maintaining a broad range of fresh, innovative products and services. We focus on key customer groups and distribution channels that are well positioned to maximize marketplace penetration. We believe that our customers are becoming increasingly sophisticated in assessing their needs for savings, insurance, and retirement. Our products and services are designed to meet needs based on input from consumers and the distributors who service them. To obtain this input, we endeavor to create and maintain direct contact with both our key consumer and distribution groups. We see branding as increasingly important in the competitive financial services industry. We therefore actively promote the GE brand, which is highly attractive to consumers and distributors.

Our distribution strategy is focused on penetrating our targeted markets through three types of distribution methods: financial intermediaries, independent producers, and dedicated sales specialists.

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

Operating Segments

During the fourth quarter 2003, we redefined our operating segments. Management realigned the business on a product line and market basis to intensify its focus on return on equity, optimum deployment of capital and distribution effectiveness. As a result of this change, our operations are conducted under two reporting segments corresponding to customer needs: 1) Retirement Income and Investments and 2) Protection.

We also have a Corporate and Other segment, which consists primarily of net realized investment gains (losses), interest and other financing expenses, and unallocated corporate income and expenses.

Retirement Income and Investments Segment

Through our Retirement Income and Investments segment, we offer deferred annuities (variable and fixed), guaranteed investment contracts (“GICs”) and funding agreements, and variable life insurance. We offer these products to a broad range of consumers, generally aged 45 and older, who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income during their retirement, and seek to protect against outliving their assets during retirement.

Products

Deferred Annuities

Premiums related to single and flexible premium deferred annuities are reported as deposit liabilities in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Variable Annuities. A variable annuity has an accumulation period and a payout period. Variable annuities allow the contractholder to allocate all or a portion of his account value to separate accounts that invest in investment accounts that are distinct from our general account and track the performance of available underlying mutual funds. Assets held in separate accounts supporting variable annuity contracts aggregated $7,765.8 million, $6,962.6 million, and $8,739.5 million, at December 31, 2003, 2002, and 2001, respectively. Our deposit liabilities not held in the separate account for variable annuities (i.e., amounts included in future annuity and contract benefits on the Consolidated Balance Sheets) were $2,689.3 million, $1,929.3 million, and $1,319.3 million as of December 31, 2003, 2002, and 2001, respectively. Our deposits received for variable annuities during these same periods were $1,822.6 million, $1,595.2 million, and $2,278.7 million, respectively.

Our variable annuity contracts permit the contractholder to withdraw all or part of the premiums paid, plus the amount credited to his account, subject to contract terms such as surrender charges. The cash surrender value of a variable annuity contract depends upon the value of the assets that have been allocated to the contract, how long those assets have been in the contract and the investment performance of the mutual funds to which the contractholder has allocated assets.

Variable annuities provide us with fee-based revenue in the form of expense charges and, in some cases, mortality charges. These fees equal a percentage of the contractholder’s assets in the separate account and typically range from 1.15% to 1.70% per annum. We also receive fees charged on assets allocated to our separate account to cover administrative costs, as well as a portion of the management fees from the underlying mutual funds in which assets are invested.

We also offer variable annuities with fixed account options and with bonus features. Variable annuities with fixed account options enable the contractholder to allocate a portion of his account value to the fixed account, which pays a fixed interest crediting rate. The portion of the account value allocated to the fixed account option represents general account liability for us and functions similarly to a traditional fixed annuity, whereas for the portion allocated to the separate account, the contractholder bears the investment risk. Our variable annuities with bonus features entitle the contractholder to an additional increase to his account value upon making a deposit. However, variable annuities with bonus features are subject to different surrender charge schedules and expense charges than variable annuities without the bonus feature.

Variable annuity contracts provide for a guaranteed minimum death benefit, or GMDB, which provides the contractholder’s survivors a minimum account value upon the contractholder’s death. Our contractholders have the option to purchase at an additional charge a GMDB rider, which provides for richer death benefits. As of December 31, 2003, the account value of our variable annuities with GMDBs was approximately $10.5 billion, with related death benefit exposure of approximately $1.6 billion. We have reinsured approximately 63% of the account value and 86% of this in-force exposure. Assuming every contractholder died on December 31, 2003, as of that date, contracts with GMDB features not covered by reinsurance had an account value of $3.9 billion and a related death benefit exposure of $234 million net amount at risk. In addition to reinsurance, we establish reserves equal to the accumulated value of the charges for the benefit less any actual death benefit claims paid to date. We have self-insured the GMDB benefits over time, and we have no reinsurance coverage for policies issued after January 2003. In May 2003, we provided consumers with more choices by unbundling the types of GMDBs available and have priced each benefit separately. We will continue to monitor the importance of individual features and their pricing to meet customer needs that conform to company performance expectations.

We continually review potential new variable annuity products and pursue only those where we believe we can achieve targeted returns in light of the risks involved. For example, unlike several of our competitors, we have not offered variable annuity products with traditional guaranteed minimum income benefits, or GMIBs, or with guaranteed minimum accumulation benefits, or GMABs. Traditional GMIB products guarantee a specified minimum appreciation rate for a period of time after annuity payments commence. GMAB products guarantee a customer’s account will be no less than the original investment at the end of the specified accumulation period, plus a specified interest rate.

Although we do not offer traditional GMIBs or GMABs, we have been able to capitalize on the demand for products with guarantees through our GE Retirement Answer product, or GERA™, which we launched in April 2002. GERA™ is a variable deferred annuity that has a minimum 10-year scheduled accumulation period for customers who desire guaranteed minimum income streams at the end of an accumulation period. If a contractholder makes the required scheduled deposits, he is guaranteed a minimum income stream at the end of the accumulation period. The actual income stream may exceed the guaranteed minimum based upon the performance of the underlying portolios in the separate account. Based on key product design features, some of which have patents pending, we believe GERA™ allows us to provide our customers a guaranteed income annuity product that mitigates a number of the risks that accompany guaranteed minimum income benefits offered by many of our competitors.

Fixed Annuities. We offer fixed single premium deferred annuities, or SPDAs, which provides for a single premium payment at time of issue, an accumulation period and an annuity payout period at some future date. During the accumulation period, we credit the account value of the annuity with interest earned at an interest rate, called the crediting rate. The crediting rate is guaranteed initially for a period of one to seven years, at the contractholders’ option, and thereafter is subject to change based upon competitive factors, prevailing market rates and product profitability. Each contract also has a minimum guaranteed crediting rate. Our fixed annuity contracts are funded by our general account, and the accrual of interest during the accumulation period is generally on a tax-deferred basis to the owner. The majority of our fixed annuity contractholders retain their contracts for 5-10 years. After the period specified in the annuity contract, the contractholder may elect to take the proceeds of the annuity as a single payment or over time.

Our fixed annuity contracts permit the contractholder at any time during the accumulation period to withdraw all or part of the single premium paid, plus the amount credited to his account, subject to contract provisions such as surrender charges that vary depending upon the terms of the product. The contracts impose surrender charges that typically vary from 5.0% to 8.0% of the account value, starting in the year of deposit and decreasing to zero over a 5- to 7-year period. The contractholder also may withdraw annually up to 10% of the account value without penalty. Approximately $302.5 million, or 35% of the total account value of our fixed annuities as of December 31, 2003, were subject to surrender charges. Our deposit liabilities for fixed annuities as of December 31, 2003, 2002, and 2001 were $864.3 million, $944.9 million, and $1,030.0 million, respectively. Our deposits received for these same periods were $5.6 million, $59.2 million, and $99.2 million, respectively.

At least once each month, we set an interest crediting rate for newly issued SPDAs. We maintain the initial crediting rate for a minimum period of one year or the guarantee period, whichever is longer. Thereafter, we may adjust the crediting rate no more frequently than once per year for any given SPDA contract. Our in-force fixed annuity products (other than MVAs) generally have minimum guaranteed crediting rates ranging from 3.5% to 4.0% for the life of the contract, and currently we are crediting rates between 3.5% and 6.1% on a majority of those products. The most frequent minimum guaranteed crediting rate as of December 31, 2003, was 4.0%.

A subset of our fixed annuities is the fixed market value adjusted deferred annuity (“MVA”). This annuity is an SPDA with an MVA feature that increases or decreases the surrender value of the contract in the event that a contractholder surrenders the annuity prior to the end of the guarantee term. The MVA reflects changes in interest rates since the beginning of the guarantee term, thereby protecting us from losses due to higher interest rates at the time of surrender. Our MVA annuities generally have terms of 5, 7, 8, and 10 years. Interest rates credited on our in-force MVA policies ranged from 3.0% to 6.5% during 2003. In 2003, issued MVA policies had surrender charges of 6.0% of the account value starting in the year of policy issue and will decrease to zero at the annuity commencement date (generally age 90 or 10 years after issue). The owner may withdraw the previous 12 months of interest without penalty. At least once each month, we establish an interest-crediting rate for new MVA policies. In determining our interest-crediting rate on new policies, management considers our competitive position, prevailing market rates, and the profitability of the MVA annuity product. After policy issue, we maintain the initial crediting rate for the guarantee period. Thereafter, the policy may renew into any guarantee term from those that we offer. The minimum guaranteed crediting rate for the MVA annuity product is 3% for the life of the policy. The fixed MVA annuity was a new product in 2002. Our deposit liabilities as of December 31, 2003 and 2002 were $53.3 million and $47.9 million, respectively. Our deposits received for these same periods were $5.9 million and $47.1 million, respectively.

Guaranteed Investment Contracts and Funding Agreements

We offer guaranteed investment contracts, or GICs, and funding agreements, which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. GICs are purchased by ERISA-qualified plans, including 401(k) plans. Funding agreements are purchased by institutional accredited investors for various kinds of funds and accounts that are not ERISA-qualified. Purchasers of funding agreements include money market funds, bank common trust funds and other corporate and trust accounts, and private investors in the U.S. and other countries. Our deposit liabilities for GICs and funding agreements as of December 31, 2003 and 2002 were $4,052 million and $5,263 million, respectively. Our new deposits received for the years ended December 31, 2003 and 2002 were $520.8 million and $724.9 million, respectively.

Substantially all our GICs allow for the payment of benefits at contract value to ERISA plan participants prior to contract maturity in the event of death, disability, retirement, or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed-maturity generally ranging from two to six years. Contractholders may terminate our GICs upon 90 days’ notice, but subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued. These options have rarely been exercised.

Our funding agreements generally credit interest on deposits at a floating rate tied to an external market index. To hedge our exposure to fluctuations in interest rates, we invest the proceeds backing floating-rate funding agreements in floating-rate assets. Some of our funding agreements are purchased by money market funds, bank common trust funds and other short-term investors. These funding agreements typically are renewed annually, and generally contain “put” provisions, through which either we or the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days but can be less than 30 days. GE Capital has agreed to guarantee our obligations under funding agreements that were issued prior to November 18, 2003 and certain renewals with a final maturity on or before June 30, 2005. As of December 31, 2003, the aggregate amount outstanding of these funding agreements was approximately $1,187 million, of which those with put option notice periods of 90 days was $875 million, and those with put option notice periods of 30 days was $200 million. We issue the remainder of our funding agreements to trust accounts to back medium-term notes purchased by investors. These funding agreements contain no early termination provisions and typically are issued for terms of one to seven years. As of December 31, 2003, the aggregate amount of these types of funding agreements was $436.0 million.

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

Variable Life Insurance

We offer variable life insurance products that provide insurance coverage through a policy that gives the policyholder flexibility in investment choices and, in some products, in premium payments and coverage amounts. Our variable life products enable the policyholder to allocate all or a portion of his premiums to separate accounts that invest in investment accounts that are distinct from our general account and track the performance of selected mutual funds, including funds from Fidelity Investments, AIM Investments, and GE Mutual Funds. There is no guaranteed minimum rate of return in these subaccounts, and the policyholder bears the entire risk associated with the performance of these subaccounts. Some of our variable life insurance products also permit the policyholder to allocate all or a portion of his account value to our general account, in which case we credit interest at specified rates, subject to certain guaranteed minimums, which are comparable to the minimum rates in effect for our fixed annuities.

Similar to our variable annuity products, we collect specified mortality and expense charges, fees charged on assets allocated to the separate account to cover administrative services and costs, and a portion of the management fees from the various underlying mutual funds in which the assets are invested. We collect cost of insurance charges on our variable life insurance products to compensate us for the mortality risk of the guaranteed death benefit, particularly in the early years of the policy when the death benefit is significantly higher than the value of the policyholder’s account.

Protection Segment

Through our Protection segment, we offer universal life insurance, interest-sensitive whole life insurance, and accident and health insurance. Life insurance products provide protection against financial hardship after the death of an insured by providing cash payment to the beneficiaries of the policyholder. Customers use accident and health insurance to protect their income and assets from the adverse economic impacts of significant health care costs.

Products

Life Insurance

We offer permanent life insurance products that provide protection for the entire life of the insured and allow for cash value accumulation. These products include interest-sensitive whole life (“ISWL”) and universal life insurance (“UL”). Our life insurance policies provide a death benefit payable upon death of the insured. Owners of permanent insurance pay premiums that are applied to their account value, net of any expense charges. We deduct cost of insurance charges, which vary by age, gender, plan, and class of insurance from the account value. We determine our cost of insurance each year in advance, which is subject to a maximum stated in each policy. The owner may access their account value through policy loans, partial withdrawals, or full surrender of the policy. Some withdrawals and surrenders are subject to surrender charges. Our premiums collected on life insurance in-force for the years ended December 31, 2003, 2002, and 2001 were $211.1 million, $211.8 million, and $238.8 million, respectively. First year premiums received for these same periods were $26.5 million, $28.1 million, and $37.5 million, respectively.

We credit the policyholder account value for ISWL and UL policies with interest at an interest rate we determine in advance and generally guarantee for a policy year at a time. Policies have a minimum credited interest rate, which varies by policy and ranges from 4.0% to 5.5%. ISWL and UL differ in two major ways. ISWL requires the contractholder to pay a fixed premium we determine each year, while UL allows a contractholder to determine the amount of premium to be paid, subject to certain minimum and maximum values. Also, the ISWL death benefit is fixed at issue, while the contractholder may decrease and (subject to evidence of good health) increase the death benefit on a UL policy.

Accident and Health Insurance

The primary product in this line is Medicare supplement insurance. Our Medicare supplement insurance provides coverage for Medicare-qualified expenses that are not covered by Medicare because of applicable deductible or maximum limits. These products are sold to individuals through dedicated sales specialists.

Product/Service Centers

Our primary product service centers for creating and servicing our products are located in Richmond and Lynchburg, Virginia.

We leverage GE Financial Assurance’s international presence to support these service centers through an affiliate’s operations in India. The Indian operations provide call center support, internet assistance, and new business administration to promote cost efficiencies and to enhance customer service.

Financial Strength

Ratings with respect to financial strength have become an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in us and our ability to market our products. The following reflects ratings for each of the rating agency’s opinion of our financial strength, operating performance, and ability to meet our obligations to policyholders.

A.M. Best Rating	S&P Rating	Moody’s Rating
A+ (superior)	AA- (very strong)	Aa3 (excellent)

A.M. Best states that its “A+” (superior) rating is assigned to those companies that have, in its opinion, a superior ability to meet their ongoing obligations to policyholders. The “A+” (superior) rating is the second-highest of fifteen ratings assigned by A.M. Best, which range from “A++” (superior) to “F” (in liquidation).

S&P states that an insurer rated “AA” (very strong) has very strong financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. The “AA” range is the second-highest of the four ratings ranges that meet these criteria, and also is the second-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R”. A plus (+) or minus (-) shows relative standing in a rating category.

Moody’s states that insurance companies rated “Aa” (excellent) offer excellent financial security. Moody’s states that companies in this group constitute what are generally known as high-grade companies. The “Aa” range is the second-highest of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C”. Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest.

A.M. Best, S&P, and Moody’s review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our company on a solicited or an unsolicited basis.

Marketing and Distribution

We distribute our products through an extensive and diversified distribution network comprised of the following channels:

•	Financial intermediaries, including banks, securities brokerage firms, and independent broker/dealers;

•	Independent producers, including brokerage general agencies, affluent market producer groups and specialized brokers; and

•	Dedicated sales specialists, including long-term care sales agents and affiliated networks of both accountants and personal financial advisers.

We believe this access to a variety of distribution channels enables us to respond effectively to changing consumer needs and distribution trends. We have strategically positioned our multi-channel distribution network to capture a broad share of the distributor and consumer markets and to accommodate different consumer preferences in how to purchase insurance and financial services products.

GE Financial Assurance has developed a web portal called GEFinancialPro.com for our distribution channels and for those of our affiliates. This web portal improves productivity for financial intermediaries and agents by enabling business submissions, account tracking, and status updates through the Internet. In addition, GE Financial Assurance has developed GEFinancialService.com, for intermediaries and consumers. This site provides similar services for these customers, giving them the ability to change information like addresses and their investment accounts online.

Financial Intermediaries

Financial Intermediaries. Banks and securities brokerage firms are a significant channel for our fixed and variable annuities, and life insurance products. This channel is focused on the growing retirement income market and has increased the sales force to capture a larger share of the variable annuity marketplace. Approximately 20% of our variable annuity product sales in 2003 were through two national stock brokerage firms. However, we do not believe that the loss of such business would have a long-term adverse effect on our business and operations due to our competitive position in the marketplace, the availability of business from other distributors, the growth of the independent broker-dealer and financial planner channels, and our mix and penetration of other products.

Independent Producers

BGAs. We, as well as our affiliates, distribute many of our products through more than 250 independent insurance brokerage firms located throughout the United States. These BGAs market our products through licensed insurance agents or brokers, who also represent other companies. We believe our consistent commitment to this system has helped us earn a reputation as a leading provider of insurance products among BGAs.

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

Dedicated Sales Specialists

Our dedicated sales forces consist primarily of non-employees who sell some of our products on an exclusive basis. All non-employee dedicated sales force agents are affiliated with an insurance agency. We compensate dedicated sales forces primarily on a commission basis.

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

Competition

We operate in a highly competitive environment. We believe GE Financial Assurance has assembled a unique collection of products and distribution channels, in which we participate. Many other companies actively compete for sales in our markets, including other major insurers, banks, other financial institutions, mutual fund and money asset management firms, and specialty providers. In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations, or have higher claims paying ratings than we do. Many competitors offer similar products and use similar distribution channels. The substantial expansion of banks’ and insurance companies’ distribution capacities and expansion of product features in recent years has intensified pressure on margins and production levels and has increased the level of competition in many of our business lines.

We believe competition is based on several factors, including product features, customer service, brand reputation, penetration of key distribution channels, breadth of product offering, product innovations, and price.

Risk Management, Compliance, and Controllership

Risk management is a critical part of our business, and we have adopted rigorous risk management processes in virtually every aspect of our operation, including product development, underwriting, investment management, asset-liability management, and technology development projects. For example, our commitment to risk management processes, compliance, and controllership processes include requiring underwriting of all new products and reviews of all existing product performance, both of which are reviewed by a team of risk managers and actuaries. In addition, both internal and external periodic reviews of our products, internal processes, and pricing strategies are conducted. We also have obtained Insurance Marketplace Standards Association (“IMSA”) certification and have committed to engrain compliance into each and every business function that touches our customers. Our compliance objective is not to just comply with rules and regulations but also demonstrate a level of business integrity that instills consumer trust in our products and in the insurance industry in general. In recognition of this commitment, we have received the American Council of Life Insurers highest award for integrity, the ACLI Integrity First Award, two of the last three years.

We maintain a dynamic system of disclosure controls and procedures, including internal controls over financial reporting designed to ensure reliable financial record-keeping, transparent financial reporting and disclosure, and protection of physical and intellectual property. We utilize internal auditors who conduct various audits each year. Senior management oversees the scope and results of these reviews. We continuously reinforce key employee responsibilities around the world through GE’s integrity policies, which requires compliance with law and policy, including financial integrity and avoiding conflicts of interest. These integrity policies are provided to each employee. The team of internal auditors conducts extensive inquires into compliance with these policies. A strong compliance culture requires employees to raise any concerns and prohibits retribution for doing so. All employees, including top management, are accountable for compliance with integrity policies.

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

Underwriting and Pricing

Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept. Our underwriters evaluate each policy application on the basis of the information provided by the applicant and others. We follow detailed and uniform underwriting practices and procedures, including using certified digital underwriting applications, designed to properly assess and quantify risks before issuing coverage to qualified applicants. The long-term profitability of our products is affected by the degree to which future experience deviates from these assumptions. We generally do not underwrite individual lives in our annuity products, other than some income annuities. Instead, we price our products based upon our expected investment returns and our expectations for mortality, longevity, and persistency for the group of our contractholders as a whole, taking into account mortality improvements in the general population and our historical experience. We price variable and immediate deferred annuities by analyzing longevity and persistency risk, volatility of expected earnings on our assets under management, and the expected time to retirement. We price our GICs using pricing models that estimate both expected cash flows and likely variance from those expectations caused by reallocations of assets by plan participants. We price fixed income annuities using our mortality experience and assumptions regarding continued improvement in annuitant longevity, as well as assumptions regarding investment yields at the time of issue and thereafter.

Reserves

We calculate and maintain as liabilities actuarially determined reserves that are calculated to meet our future obligations. Future benefit liabilities for traditional long-duration life insurance contracts and accident and health insurance are based on assumptions with regard to interest, mortality, morbidity, and voluntary withdrawal, and are determined at the date of issue of the policy or date of acquisitions, and may include margins for adverse deviation. These assumptions are appropriate for the contracts being valued, and are computed such that, the reserve amounts, together with additions from premiums to be received and with interest on such reserves compounded annually at certain assumed rates, are expected to be sufficient to meet our policy obligations for withdrawal, morbidity, and death.

Future benefit liabilities for non-traditional long duration contracts such as interest sensitive life, variable annuities, and variable life insurance, are generally based on policyholder account values, to include premiums collected, interest credited, deduction of policy charges, and market performance. Reserves for guaranteed minimum death benefits for variable annuities are based on accumulated charges less claims. Reserves include contract reserves, unearned premiums, due and unpaid premiums, premium deposits, claims reported but not yet paid, and claims incurred but not reported.

The stability of non-traditional long duration contract reserves on contracts such as interest sensitive life, variable annuities, and variable life insurance is enhanced by policy restrictions on the withdrawal of funds. Withdrawals in excess of allowable penalty-free amounts are generally assessed a surrender charge during a penalty period ranging up to 10 years. Depending on the product, the basis for surrender charges can be a percentage of premium, a percentage of accumulation value, or a factor related to face amount of insurance. Such percentages and factors generally decrease gradually during the penalty period. Surrender charges are set at levels to protect us from loss on early terminations. This lengthens the effective duration of policy liabilities and improves our ability to maintain profitability on such policies. For traditional long duration contracts, funds are either not available for withdrawal or are based on fully withdrawable fixed tables of surrender values.

Reinsurance

We follow the industry practice of reinsuring (ceding) portions of our insurance risks with reinsurance companies. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain and also to continue writing a larger volume of new business. The maximum amount of individual life insurance we normally retain on any one insured with an issue age up to and including 75 is $1 million and for issue ages over 75 is $100,000. Certain accident and health insurance policies are reinsured on either a quota share or excess of loss basis. We also used reinsurance for our GMDB options offered in variable annuities. We cede insurance primarily on an “automatic” basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a “facultative” basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. At December 31, 2003, we had approximately 41% and 31%, respectively, of our variable annuity and life insurance net at risk exposures reinsured with one company.

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

The NAIC has established risk-based capital (“RBC”) standards to determine the amount of Total Adjusted Capital (as defined by NAIC) that an insurance company must have, taking into account the risk characteristics of such company’s investments and liabilities. The formula establishes a standard of capital adequacy that is related to risk. The RBC formula establishes capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirements are determined by applying specified factors to various assets, premium, reserve and other items, with the factor being higher for items with greater underlying risk and lower for items with less risk. The formula is used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized companies for the purpose of initiating regulatory action. At December 31, 2003, the company had total adjusted capital in excess of amounts requiring company action or any level of regulatory action at any prescribed RBC Level.

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

For example, the federal government has from time to time considered other legislative or regulatory changes that could affect us. This includes:

•	legislation relating to the deferral of taxation on the accretion of value within certain annuity and life insurance products;

•	changes in ERISA regulations; and

•	the alteration of the federal income tax structure.

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

Securities Laws

Some of our policies and contracts are subject to regulation under the federal securities laws administered by the SEC and certain state securities laws. Some of our separate accounts are registered as unit investment trusts under the Investment Company Act of 1940, as amended. Some of our annuity contracts and all of our variable life insurance policies are registered under the Securities Act of 1933, as amended. Distribution of our variable products is subject to broker-dealer regulation by the SEC and the NASD, Inc.

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

ERISA

We provide certain products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code of 1986, as amended. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Internal Revenue Code that fiduciaries may not cause a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the Internal Revenue Service and the Pension Benefit Guaranty Corporation.

U.S. Patriot Act

The USA Patriot Act of 2001, or the Patriot Act, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker/dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the Patriot Act.

Privacy of consumer information

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information, and the electronic transmission of such information. Congress and state legislatures are expected to consider additional legislation relating to privacy and other aspects of consumer information.

Forward-Looking Statements

This document includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include statements which represent our belief regarding potential investments gains and losses, recoverability of intangible assets, the effects of competition, the impact of adopting accounting rules, the risk profile of our products, the effectiveness of our liability assets management program, and the adequacy of reserves. These statements are based on our current expectation and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in global economic, business, competitive market, and regulatory factors, many of which are beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

We were named as a defendant in a lawsuit, McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co., related to the sale of universal life insurance policies. The complaint was filed on November 1, 2000 as a class action on behalf of all persons who purchased certain of our universal life insurance policies and alleges improper practices in connection with the sale and administration of universal life policies. The plaintiffs sought unspecified compensatory and punitive damages. On December 1, 2000, we removed the case to the U.S. District Court for the Middle District of Georgia. No class has been certified. We have vigorously denied liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003, to settle the case on a nationwide class action basis. The settlement provides benefits to the class, and allows us to continue to serve our customers’ needs undistracted by disruptions caused by litigation. The settlement documents have not been finalized, nor has any proposed settlement been submitted to the proposed class or for court approval, and a final settlement is not certain. In the third quarter of 2003, we accrued $50 million in reserves relating to this litigation, which represents our best estimate of bringing this matter to conclusion. The precise amount of payments in this matter cannot be estimated because they are dependent upon court approval of the class and related settlement, the number of individuals who ultimately will seek relief in the claim form process of any approved class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms and the nature of the relief to which they are entitled.

Item 4. Submission of Matters to a Vote of Security Holders.

Information omitted in accordance with General Instruction I (2)(c).

PART II

Item 5. Market For the Registrant’s Common Equity and Related Shareholder Matters

At December 31, 2003, all of our common stock, our sole class of common equity on the date hereof, is owned by GE Financial Assurance, GE Capital Assurance, and Federal. Accordingly, there is no public trading market for our common equity.

As previously discussed, our ability to pay dividends is restricted by state insurance law (See “Regulation, General Regulation at State Level”).

Item 6. Selected Financial Data

Information omitted in accordance with General Instruction I (2)(a).

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following analysis of the consolidated financial condition and results of our operations should be read in conjunction with our Consolidated Financial Statements and the notes thereto included herein.

Operating Results

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Overview. Net earnings in 2003 were $19.7 million, a $96.1 million, or 83%, decrease from 2002. The decrease is partially due to a reserve accrual of $50.0 million ($33.0 million after tax) associated with a settlement agreement in principle that we reached on October 8, 2003, in connection with a putative class action lawsuit. Additionally, the timing of the equity market changes in 2003 as compared to 2002 adversely impacted our product fee revenues. Lower interest rates during the year have resulted in lower investment yields on our fixed maturity portfolio, partially offset by reduced interest crediting rates on certain of our contracts and policies.

Net investment income. Net investment income decreased $62.2 million, or 10.4%, to $538.0 million in 2003 from $600.2 million in the prior year. These decreases are primarily a result of a decrease in weighted average investment yields to 4.67% in 2003 from 5.23% in 2002 due to the overall declining interest rate environment.

Net realized investment gains. Net realized investment gains (losses) consist of gross realized investment gains and gross realized investment (losses), including charges related to impairments. Net realized investment gains (losses) decreased $51.4 million to $3.9 million in 2003 from $55.3 million in 2002. For 2003, gross realized gains and (losses) were $80.2 million and $(76.3) million, respectively. Realized losses for 2003 included $26.4 million of impairments that were primarily attributable to fixed-maturity and equity securities. For 2002, gross realized gains and (losses) were $181.1 million and $(125.8) million, respectively. Included in these gains were $17.6 million related to a securitization transaction conducted by our indirect parent. Realized losses for 2002 included $77.4 million of impairments, primarily attributable to fixed-maturity and equity securities that included $29.5 million of impairments on securities issued by WorldCom Inc. and its affiliates.

Cost of Insurance – Cost of insurance increased $27.3 million, or 21.7% to $153.1 million in 2003 from $125.8 million in 2002. The increase was primarily due to premium refunds received from a terminated reinsurance treaty.

Variable product fees. Variable product fees decreased $7.6 million, or 6.7%, to $106.3 million in 2003 from $113.9 million in 2002. The decrease in variable product fees primarily resulted from a decrease in the daily average separate account values

Other income – Other income decreased $9.4 million, or 20.9%, to $35.5 million in 2003 from $44.9 million in 2002. The decrease was partly attributable to lower surrender fee income on variable annuity products.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited decreased $51.5 million, or 11.1%, to $410.6 million for 2003 from $462.1 million for 2002. This decrease was primarily attributable to the decline in GICs and funding agreements product liabilities and crediting rates, offset in part by an increase in interest credited resulting from more variable annuity policyholders selecting the fixed account option on their contracts, on which we credit interest. The decrease in interest credited was also the result of a reduction in our weighted average crediting rates to 4.0% for 2003 from 4.29% for 2002.

Our weighted average crediting rates for interest-sensitive life products decreased to 5.2% in 2003 from 5.78% for the prior year. Changes in our base crediting rates are implemented in response to changes in market conditions, the prevailing interest rate environment, contractual provisions, and other factors. We monitor market conditions closely and reset interest crediting rates as deemed appropriate in accordance with the terms of the underlying contracts. During the year, the crediting rates on a number of fixed annuity blocks were reduced to their guaranteed minimum crediting rates.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on long-duration life and health insurance products as well as claims cost incurred during the year under these contracts. In addition, the bonus feature of our bonus variable annuity product is initially accounted for as a benefit. These costs increased $ 67.5 million, or 37.9%, to $245.7 million in 2003 from $178.2 in 2002. The increase was primarily a result of increased death benefits on universal and whole life policies and higher sales of our bonus variable annuity products.

Underwriting, Acquisition, and Insurance Expenses, net of deferrals. Underwriting, acquisition, and insurance expenses, net of deferrals, increased $49.7 million, or 50.0%, to $149.0 million in 2003 from $99.3 million in the prior year. This increase was primarily the result of a reserve accrual of $50.0 million associated with a settlement agreement in principle that we reached on October 8, 2003, in connection with a putative class action lawsuit.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $28.2 million, or 19.2%, to $118.9 million in 2003 from $147.1 million in 2002. The decrease is primarily the result of the impact of higher amortization in 2002 due to lower equity valuation of assets in our variable annuity separate accounts.

Provision (benefit) for income taxes. Provision (benefit) for income taxes decreased $46.0 million to ($3.1) million in 2003 from $42.9 million in 2002. The Company’s effective tax rate of (19%) in 2003 was 46.0 percentage points lower than the effective tax rate of 27.0% in 2002. This decrease is primarily attributable to the higher dividends received deduction benefits recorded in 2002 over lower pre-tax income. In 2002, the additional recorded benefits were related to a change in estimate of the 2001 dividends received deduction.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Overview. Net earnings before cumulative effect of change in accounting principle in 2002 were $115.8 million, a $13.8 million, or 10.6%, decrease from 2001. The decline in the equity markets adversely impacted our product fee revenues and resulted in an increased amortization expense of deferred acquisition costs on certain variable annuities products. Declining interest rates during the year have resulted in lower investment yields on our fixed maturity portfolio, partially offset by reduced interest crediting rates to our contractholders.

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

Net realized investment gains. Net realized investment gains increased $26.2 million to $55.3 million in 2002 from $29.1 million in 2001. Investment gains (losses) are comprised of gross investment gains and gross investment (losses). For 2002, gross gains and (losses) were $181.1 million and $(125.8) million, respectively. Included in these gains were $17.6 million related to a securitization transaction conducted by our indirect parent. Impairment losses recognized for 2002 were $77.4 million ($48.8 million after tax) including $40.6 million ($25.6 million after tax) from the telecommunications and cable industries, of which $29.5 million ($18.6 million after taxes) was recognized in the second quarter following the events relating to World Com, Inc. For 2001, gross gains and (losses) were $100.5 million and $(71.4) million, respectively. Included in the gross realized investment losses are other than temporary declines in value of $24.1 million (including $15.4 million related to Enron in 2001).

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

Our weighted average crediting rates for annuities decreased to 4.29% in 2002 from 4.73% for the prior year. Our weighted average crediting rates for interest-sensitive life products increased to 5.78% in 2002 from 5.75% for the prior year. Changes in our base crediting rates are implemented in response to changes in market conditions, the prevailing interest rate environment, contractual provisions, and other factors. We monitor market conditions closely and reset interest crediting rates as deemed appropriate in accordance with the terms of the underlying contracts. During 2002, the crediting rates on a number of fixed annuity blocks were reduced to their guaranteed minimum crediting rates.

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

Underwriting, acquisition, and insurance expenses, net of deferrals. Underwriting, acquisition, and insurance expenses, net of deferrals, increased $12.0 million, or 13.7%, to $99.3 million in 2002 from $87.3 million in 2001. This increase was primarily a result of a decrease in the amount of commissions and acquisition costs deferred in 2002.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles increased $15.8 million, or 12.0%, to $147.1 million in 2002 from $131.3 million in 2001. The increase is a result of the impact of accelerated amortization in 2002 due to lower equity valuation of assets in our variable annuity separate accounts.

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

Segments Operations

During the fourth quarter 2003, we redefined our operating segments. Management realigned the business on a product line and market basis to intensify its focus on return on equity, optimum deployment of capital and distribution effectiveness. As of a result of this change, our operations are conducted under two reporting segments corresponding to customer needs: Retirement Income and Investments and Protection. We also have a Corporate and Other segment, which consists primarily of net realized investment gains (losses), interest and other financing expenses, and unallocated corporate income and expenses. Prior to this, our three reporting segments were Total Annuities, Life, and All Other.

Retirement Income and Investments

The following table sets forth certain summarized financial data for our Retirement Income and Investments segment for the years ended December 31, 2003, 2002, and 2001.

	2003	2002	2001
Revenues:
Net investment income	$402.7	$457.1	$529.8
Premiums	(1.7)	1.0	.8
All other revenues	150.8	157.3	167.6

Total revenues	551.8	615.4	698.2

Benefits and expenses:
Interest credited	316.5	365.8	438.6
Benefits and other changes in policy reserves	45.5	26.8	42.8
All other operating costs and expenses	131.3	150.7	120.1

Total benefits and expenses	493.3	543.3	601.5

Income before income taxes, and cumulative effect of change in accounting principle (operating income)	$58.5	$72.1	$96.7

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total revenues in this segment decreased $63.6 million to $551.8 million for 2003 from $615.4 million in 2002. The decrease in revenues was primarily the result of a decrease in net investment income attributable to declining yields on invested assets. This decrease was also the result of a decrease in fee income on variable annuities primarily attributable to lower equity values of the assets in our separate accounts. Total benefits and expenses in this segment decreased $50.0 million to $493.3 million for 2003 from $543.3 in 2002. The decrease in total benefits and expenses were primarily attributable to the decline in the GIC and funding agreement liabilities and crediting rates. . Our operating income from this segment decreased 18.9% in 2003 to $58.5 million from $72.1 million in 2002. This decrease was primarily attributable to declining yields on invested assets and a decrease in variable product fee income.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total revenues in this segment decreased $82.8 million to $615.4 million for 2002 from $698.2 million in 2001. The decline in revenues is primarily attributable to lower weighted average investment yields resulting from the overall declining interest rate environment in addition to a block of floating rate securities included in the portfolio. These decreases were partially offset by higher levels of average invested assets and higher realized investment gains. The unfavorable equity market performance also impacted variable product fees (included in All other revenues) which decreased as a result of lower daily average separate account values.

Operating income from this segment represented 45.4% and 48.4% of our total operating income for years ended December 31, 2002 and 2001, respectively. Our operating income from this segment decreased 25.4% in 2002 to $72.1 million from $96.7 million in 2001. This decrease primarily resulted from unfavorable equity markets which lowered revenues offset in part by lower interest credited, lower commission and acquisition costs resulting from the decline in the variable annuity sales, and an additional adjustment of $39.6 million made to amortization expense resulting from the equity market performance. The discontinuation of goodwill amortization with the adoption of SFAS 142, lower reduced compensation, and other cost saving initiatives resulting from integration and consolidation activities also reduced expenses in 2002.

Protection

The following table sets forth certain summarized financial data for our Protection segment for the years ended December 31, 2003, 2002, and 2001.

	2003	2002	2001
Revenues:
Net investment income	$152.5	$160.5	$168.1
Premiums	105.7	102.3	107.6
Other revenues	143.8	123.7	125.2

Total revenues	402.0	386.5	400.9

Benefits and expenses:
Interest credited	94.1	96.9	95.2
Benefits and other changes in policy reserves	200.2	150.2	139.5
Other operating costs and expenses	89.3	88.4	103.1

Total benefits and expenses	383.6	335.5	337.8

Income before income taxes, and cumulative effect of change in accounting principle (operating income)	$18.4	$51.0	$63.1

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total revenues in this segment increased $15.5 million to $402.0 million for 2003 from $386.5 million in 2002. The increase in revenues was primarily the result of an increase in other revenues attributable to an increase in cost of insurance revenues on universal life policies. Benefits and expenses in this segment increased $48.1 million to $383.6 million for 2003 from $335.5 million in 2002. The increase in benefits and expenses was primarily attributable to an increase in death benefits on universal life and whole life policies. Our operating income from this segment decreased 63.9% in 2003 to $18.4 million from $51.0 million in 2002. This decrease was primarily attributable to the increased death benefits on universal life and whole life policies.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total revenues in this segment decreased $14.4 million to $386.5 million for 2002 from $400.9 million in 2001. The decrease primarily resulted from a decrease in investment and premium income.

Operating income from this segment represented 32.1% and 31.6% of our total operating income for the years ended December 31, 2002 and 2001, respectively. Our operating income from this segment decreased 19.2% in 2002 to $51.0 million from $63.1 million in 2001. The decrease primarily resulted from the decreased investment and premium income. Other operating costs also decreased, however, the benefit that was gained was offset by higher charges related to policy costs.

Corporate and Other

The following table sets forth certain summarized financial data for our Corporate and Other segment for the years ended December 31, 2003, 2002, and 2001.

	2003	2002	2001
Revenues:
Net investment income	$(17.2)	$(17.4)	$1.0
Premiums	—	2.0	—
Other revenues	4.2	58.9	34.3

Total revenues	(13.0)	43.5	35.3

Benefits and expenses:
Interest credited, benefits and other changes in policy reserves	—	.6	—
Other operating costs and expenses	47.3	7.3	(4.6)

Total benefits and expenses	47.3	7.9	(4.6)

Income before income taxes, and cumulative effect of change in accounting principle (operating income (loss))	$(60.3)	$35.6	$39.9

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total revenues in this segment decreased $56.5 million to $(13.0) million for 2003 from $43.5 million in 2002. This decrease primarily resulted from a decrease in net realized investment gains. Benefits and expenses in this segment increased $39.4 million to $47.3 million for 2003 from $7.9 million in 2002. The increase in benefits and expenses was primarily attributable to a reserve and expense accrual of $50 million associated with a settlement agreement in principle that we reached on October 8, 2003, in connection with a putative class action lawsuit.

Our operating income from this segment decreased $95.9 million in 2003 to $(60.3) million from $35.6 million in 2002. This decrease primarily resulted from the decrease in net realized investment gains and the increase in the class action lawsuit reserve and expense accrual.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total revenues in this segment increased $8.2 million to $43.5 million for 2002 from $35.3 million in 2001. This increase primarily resulted from the increase in net realized gains offset by the decrease in net investment income.

Operating income from this segment represented 22.4% and 20.0% of our total operating income for years ended December 31, 2002 and 2001, respectively. Our operating income from this segment decreased 10.7% in 2002 to $35.6 million from $39.9 million in 2001. This decrease primarily resulted from the $11.9 million increase in other operating costs and expenses which was offset by the $8.2 million increase in revenue.

Capital Resources and Liquidity

Statement of Financial Position

Total Investments. Total investments decreased $261.8 million, or 2.3%, at December 31, 2003 from December 31, 2002. The decrease was primarily a result of sales of fixed maturity portfolio investments to fund the excess of maturing contracts as compared to deposits from new sales.

Investment securities comprise mainly investment grade debt securities. Investment securities were $9,666.7 million, including gross unrealized gains and losses of $278.7 million and $71.1 million, respectively at December 31, 2003

($10,093.9 million, including gross unrealized gains and losses of $259.6 million and $250.7 million, respectively, as of December 31, 2002). Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses. We estimate that available gains, net of hedging position and estimated impairment of intangibles and other assets, could be as much as $117.0 million.

Impairment of Investment Securities. We regularly review each investment security for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative measures include length of time and amount that each security position is in an unrealized loss position, and for fixed maturity securities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance and risk teams as well as the portfolio management and research capabilities of GEAM. Our qualitative review attempts to identify those issuers with a greater than 50% chance of default in the coming twelve months. These securities are characterized as “at-risk” of impairment. As of December 31, 2003, securities “at risk” of impairment had aggregate unrealized losses of $10 million.

For fixed maturity securities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect to either collect principal and interest in accordance with the contractual terms of the instruments or to recover based on underlying collateral values and considering events such as payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book within a reasonable period. We measure impairment charges based on the difference between the book value of the security and its fair value. Fair value is based on quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

During 2003, 2002 and 2001, we recognized impairment losses of $26.2 million, $77.4 million and $24.1 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the normal course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, at December 31, 2003

	Less than 12 Months			12 Months of More
Description of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturities:
U.S. government and agencies	$7.1	$(.1)	2	$—	$—	—
State and municipal	.9	—	2	—	—	—
Government – non U.S.	14.1	(.1)	4	—	—	—
U.S. corporate	1,009.2	(30.2)	129	249.5	(18.7)	37
Corporate – non U.S.	172.4	(4.9)	41	42.8	(3.3)	4
Asset Backed	220.2	(3.9)	22	75.0	(.4)	6
Mortgage Backed	550.9	(9.4)	79	3.8	(.1)	6

Subtotal, fixed maturities	1,974.8	(48.6)	279	371.1	(22.5)	53
Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$1,974.8	$(48.6)	279	$371.1	$(22.5)	53

Investment Grade.	1,862.7	(42.4)	257	273.0	(9.9)	29
Below Investment Grade	112.1	(6.2)	22	98.1	(12.6)	24

Total	$1,974.8	$(48.6)	279	$371.1	$(22.5)	53

Separate Account Assets and Liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contract holders. As of December 31, 2003, we held $8,034.9 million of separate account assets. The increase of $852.1 million, or 11.9%, from $7,182.8 million at December 31, 2002 was related primarily to the favorable market performance of the underlying securities and an increase from growth of the GERA™ product.

Future Annuity and Contract Benefits. Future annuity and contract benefits decreased $530.3 million, to $10,241.2 million at December 31, 2003 from $10,771.5 million at December 31, 2002. The decrease is primarily attributable to the GIC and funding agreement liability decline, which resulted from maturities outpacing sales. This decrease is partially offset by an increase in liabilities for the variable annuity fixed account investment option resulting from a shift in consumer preference to fixed annuities as a result of adverse equity markets.

Statement of Changes in Shareholders’ Interest

Shareholders’ interest increased $117.8 million to $1,822.0 million at December 31, 2003 from $1,704.2 million at December 31, 2002. This increase was primarily attributed to an increase in unrealized gains on invested securities during the year of $99.7 million.

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

We use derivative financial instruments to mitigate or eliminate certain financial and market risks, including those related to changes in interest rates. As a matter of policy, we do not engage in derivative market-making, speculative derivative trading, or other speculative derivative activities. More detailed information regarding these financial instruments, as well as the strategies and policies for their use, is contained in Notes 1 and 10 to the Consolidated Financial Statements.

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

Swaps, purchased options, and forwards with contractual maturities longer than one year are executed within the credit policy constraints provided in the table below. We may, however, enter into derivative transactions for durations of five years or longer with lower rated counterparties (Moody’s Aa3 and S&P’s AA-) if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances.

Counterparty Credit Criteria	Credit rating Standard & Poor’s
Term of transaction
Between one and five years	AA-
Greater than five years	AAA
Credit exposure limits
Up to $50 million	AA-
Up to $75 million	AAA

The conversion of interest rate risk into credit risk results in a need to monitor counterparty credit risk actively. At December 31, 2003 and 2002, there were no notional amounts of long-term derivatives for which the counterparty credit criteria were rated below AA-.

Following is an analysis of credit risk exposures as of December 31, 2003:

Percentage of Notional Derivative Exposure

by Counterparty Credit Rating

Moody’s
Aaa	86%
Aa	14%

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

One means of assessing exposure to interest rate changes is a duration-based analysis that measures the potential loss in net earnings resulting from a hypothetical decrease in interest rates of 100 basis points across all maturities (sometimes referred to as a “parallel shift in the yield curve”). Under this model, with all else held constant, we estimate that such a decrease, including repricing in the securities portfolio; would decrease the 2004 net earnings by approximately $1.5 million based on year-end 2003 positions.

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

For the years ended December 31, 2003, 2002, and 2001 cash flows provided by (used in) operating and certain financing activities were $(410.2) million, ($242.2) million, and $1,110.2 million, respectively. These amounts include net cash provided by (used in) financing activities relating to investment contract issuances accounted for as deposit liabilities under U.S. GAAP and redemptions of $(937.8) million, ($617.5) million, and $553.4 million for the years ended December 31, 2003, 2002, and 2001, respectively.

The nature and quality of the various types of investments purchased by a life insurance company must comply with the statutes and regulations imposed by the various jurisdictions in which those entities are incorporated. Following is a breakdown of the credit quality of our fixed maturity portfolio at December 31, 2003.

BBB/Baa or above	83.8%
BB/Ba and below	4.3%
Not Rated	11.9%

Total portfolio	100.0%

Certain of our products contain provisions for charges for surrender of, or withdrawals from, the policy. At December 31, 2003 and December 31, 2002, approximately 66% of our annuity contracts were subject to surrender charges or contained non-surrender provisions. Certain of our funding agreements have termination provisions.

Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits or the earned surplus are deemed extraordinary and require formal state insurance department approval. We are able to pay $23.7 million in dividends in 2004 without obtaining regulatory approval. See “Insurance Regulation — Regulation at State Level.”

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. We have not used securitization transactions to provide us with additional liquidity, and we do not anticipate using securitization transactions for that purpose in the future. The transactions involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2003 and 2002 were $349.8 and $409.5 million, respectively.

Securitization transactions resulted in net gains, before taxes, of approximately $5.8 and $17.0 million for the years ended December 31, 2002 and 2001, respectively. There were no securitization transactions in 2003.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with GEAM and with General Motors Acceptance Corporation. Servicing activities include ongoing review, credit monitoring, reporting, and collection activities.

Support. Financial support is provided under credit support agreements, in which our direct parent, GE Financial Assurance, provides limited recourse for a maximum of $119 million of credit losses in such entities. We do not provide any such recourse. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital.

Management has extensive experience in evaluating economic, liquidity, and credit risk. In view of this experience, the high quality of assets in these qualifying entities, the historically robust quality of commercial paper markets, and the historical reliability of controls applied both to asset servicing and to activities in the credit markets, management believes that, under any reasonable future economic developments, the likelihood is remote that any such arrangements could have other than an inconsequential negative effect on our operations, cash flows, or financial position.

Under FIN 46, Consolidation of Variable Interest Entities, new consolidation criteria is applied to certain SPE’s, which it defines as “Variable Interest Entities”. Additional information about entities that fall within the scope of FIN 46 is provided in Note 11.

As defined by reporting regulations, our consolidated contractual obligations as of December 31, 2003, follow:

	Payments due by period
(In millions)	Total	2004	2005-2006	2007-2008	2009 thereafter
Borrowings	$6.3	$6.3	$—	$—	$—
Operating lease obligations	0.5	0.3	0.2	—	—
Insurance liabilities (a)	4,445.1	1,633.9	1,644.1	1,122.0	45.1
Other liabilities (b)	378.0	378.0	—	—	—

(a)	Primarily includes guaranteed investment contracts, structured settlements and single premium immediate annuities based on scheduled payouts.
(b)	Because their future cash outflows are uncertain, the following non-current liabilities are excluded from the table above; deferred taxes, derivatives, deferred revenue and other sundry items.

Critical Accounting Policies

The accounting policies discussed in this section are those that we consider to be particularly critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and our management’s best estimates may require adjustment.

Valuation of investment securities. We obtain values for actively traded securities from external pricing services. For private placement and infrequently traded securities, we obtain quotes from brokers or we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

Impairment of investment securities. Impairment of investment securities results in a charge to earnings when a market decline in the value of an investment to below cost is other than temporary. We regularly review each investment security for impairment based on criteria that include the extent to which the cost of the investment exceeds its market value, the length of time that the market value of the investment has been reduced, our ability to hold until recovery and the financial health of and specific prospects for the issuer of the security. We actively perform comprehensive market research, monitor market conditions and segment our investments by credit risk in order to minimize impairment risks.

Deferred acquisition costs (“DAC”) and other intangible assets. As of December 31, 2003, we had $1,041.6 million in deferred acquisition costs and other intangible assets. DAC represents costs associated with the sale of our insurance and annuity policies that are not charged to income when incurred. Other intangible assets are principally the present value of future profits (“PVFP”) on insurance policies acquired in purchase transactions. DAC and other intangible assets are subsequently charged to income, over the lives of the underlying contracts, in relation to the anticipated emergence of revenue or profits.

This amortization is based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, future yield on related investments and, in the case of our variable products, long-term market appreciation. The DAC amortization methodology for our variable products (variable annuity and variable universal life) includes a long-term market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5%, we assume a reversion to this mean over a three to eight year period, subject to the imposition of ceilings and floors. The assumed returns over this reversion period are limited to the 85th percentile of 65 years of historical performance.

We regularly review all of these assumptions and periodically test DAC and other intangible assets for recoverability. For annuities and deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For other products, if the benefit reserves plus the present value of anticipated future premiums and interest earnings, for a line of business, are less than the current estimate of the present value of future benefits and expenses (including any unamortized DAC or intangible assets), a charge to income is recorded for additional DAC amortization and may be recorded for increased benefit reserves.

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

Goodwill impairment. Goodwill resulting from acquisitions is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgment. To the extent the carrying amount of goodwill exceeds its fair value, an impairment charge to income would be recorded.

Insurance liabilities and reserves differ for long- and short-duration insurance contracts. Measurement of long-duration insurance liabilities (such as UL and ISWL insurance policies) is based on approved actuarial methods, but necessarily includes assumptions about mortality and morbidty, lapse rates, and future yield on related investments. Short-duration contracts such as accident and health policies are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. Short-duration contracts loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Our future annuity and contract benefits totaled $10,241.2 million at December 31, 2003. Some of our variable products include guaranteed minimum death benefit (“GMDB”) features and approximately 86% of this inforce exposure is reinsured. For the self-insured block, we reserve 100% of explicit and implicit GMDB charges less current period claims. We continually evaluate the potential changes in all benefits and loss estimates, both positive and negative, and use the results of these evaluations both to adjust recorded provisions and to adjust underwriting criteria and product offerings. Further information about insurance liabilities is provided in Note 6.

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

New Accounting Standards

See Note 1 (r) and (s) to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Interest Rate and Currency Risk Management

Information about potential effects of changes in interest rates on us are discussed in the Interest Rate and Currency Risk Management section of Item 7.

Item 8. Financial Statements and Supplementary Data

Contents

GE Life and Annuity Assurance Company

Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

GE Life and Annuity Assurance Company:

We have audited the accompanying consolidated balance sheets of GE Life and Annuity Assurance Company and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ interest and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Life and Annuity Assurance Company and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP

Richmond, Virginia

February 6, 2004

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

(Dollar amounts in millions, except per share amounts)

	December 31,
	2003	2002
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$9,640.7	$10,049.0
Equity securities available-for-sale, at fair value
Common stock	24.7	41.3
Preferred stock, non-redeemable	1.3	3.6
Mortgage loans, net of valuation allowance of $10.4 and $8.9 at December 31, 2003 and December 31, 2002, respectively	1,262.3	1,034.7
Policy loans	138.5	123.9
Short-term investments	99.6	278.0
Other invested assets	162.1	60.5

Total investments	11,329.2	11,591.0
Cash and cash equivalents	12.4	—
Accrued investment income	127.8	160.4
Deferred acquisition costs	897.0	827.2
Goodwill	117.3	107.4
Intangible assets	144.6	207.7
Reinsurance recoverable	160.7	174.4
Other assets	38.7	30.1
Separate account assets	8,034.9	7,182.8

Total assets	$20,862.6	$20,281.0

Liabilities and Shareholders’ Interest
Liabilities:
Future annuity and contract benefits	$10,241.2	$10,771.5
Liability for policy and contract claims	42.6	240.4
Other policyholder liabilities	147.8	208.1
Other liabilities	399.4	69.1
Deferred income tax liability	174.7	104.9
Separate account liabilities	8,034.9	7,182.8

Total liabilities	19,040.6	18,576.8

Shareholders’ interest:
Net unrealized investment gains (losses)	87.7	(12.0)
Derivatives qualifying as hedges	0.4	2.3

Accumulated non-owner changes in shareholders’ interest	88.1	(9.7)
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	1,060.6	1,050.7
Retained earnings	527.7	517.6

Total shareholders’ interest	1,822.0	1,704.2

Total liabilities and shareholders’ interest	$20,862.6	$20,281.0

See Notes to Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Consolidated Statements of Income

(Dollar amounts in millions)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Net investment income	$538.0	$600.2	$698.9
Net realized investment gains	3.9	55.3	29.1
Premiums	104.0	105.3	108.4
Cost of insurance	153.1	125.8	126.1
Variable product fees	106.3	113.9	131.1
Other income	35.5	44.9	40.8

Total revenues	940.8	1,045.4	1,134.4

Benefits and expenses:
Interest credited	410.6	462.1	533.8
Benefits and other changes in policy reserves	245.7	178.2	182.3
Underwriting, acquisition, and insurance expenses, net of deferrals	149.0	99.3	87.3
Amortization of deferred acquisition costs and intangibles	118.9	147.1	131.3

Total benefits and expenses	924.2	886.7	934.7

Income before income taxes and cumulative effect of change in accounting principle	16.6	158.7	199.7
Provision for income taxes	(3.1)	42.9	70.1

Income before cumulative effect of change in accounting principle	19.7	115.8	129.6
Cumulative effect of change in accounting principle, net of tax	—	—	(5.7)

Net income	$19.7	$115.8	$123.9

See Notes to Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Consolidated Statements of Shareholders’ Interest

(Dollar amounts in millions, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Non-owner Changes In Equity	Retained Earnings	Total Shareholders’ Interest
	Share	Amount	Share	Amount
Balances at January 1, 2001	120,000	$120.0	25,651	$25.6	$1,050.7	$(18.7)	$297.1	$1,474.7
Changes other than transactions with shareholders:
Net income	—	—	—	—	—	—	123.9	123.9
Net unrealized gains on investment securities (a)	—	—	—	—	—	1.3	—	1.3
Cumulative effect on adoption of SFAS 133 (b)	—	—	—	—	—	(7.8)	—	(7.8)
Derivatives qualifying as hedges (c)	—	—	—	—	—	(0.3)	—	(0.3)

Total changes other than transactions with shareholders								117.1

Cash dividends declared and paid	—	—	—	—	—	—	(9.6)	(9.6)

Balances at December 31, 2001	120,000	$120.0	25,651	$25.6	$1,050.7	$(25.5)	$411.4	$1,582.2
Changes other than transactions with shareholders:
Net income	—	—	—	—	—	—	115.8	115.8
Net unrealized gains on investment securities (a)	—	—	—	—	—	5.4	—	5.4
Derivatives qualifying as hedges (c)	—	—	—	—	—	10.4	—	10.4

Total changes other than transactions with shareholders								131.6

Cash dividends declared and paid	—	—	—	—	—	—	(9.6)	(9.6)

Balances at December 31, 2002	120,000	$120.0	25,651	$25.6	$1,050.7	$(9.7)	$517.6	$1,704.2
Changes other than transactions with shareholders:
Net income	—	—	—	—	—	—	19.7	19.7
Net unrealized gains on investment securities (a)	—	—	—	—	—	99.7	—	99.7
Derivatives qualifying as hedges (c)	—	—	—	—	—	(1.9)	—	(1.9)

Total changes other than transactions with shareholders								117.5
Contributed capital	—	—	—	—	9.9	—	—	9.9
Cash dividends declared and paid	—	—	—	—	—	—	(9.6)	(9.6)

Balances at December 31, 2003	120,000	$120.0	25,651	$25.6	$1,060.6	$88.1	$527.7	$1,822.0

(a)	Presented net of deferred taxes of $(55.9), (1.8), and $0 in 2003, 2002, and 2001, respectively.
(b)	Presented net of deferred taxes of $4.4.
(c)	Presented net of deferred taxes of $1.0, $(5.9), and $0.2 in 2003, 2002, and 2001, respectively.

See Notes to Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollar amounts in millions)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$19.7	$115.8	$123.9

Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	—	5.7
Change in future policy benefits	407.5	413.2	435.5
Net realized investments gains	(3.9)	(55.3)	(29.1)
Amortization of investment premiums and discounts	46.5	29.9	6.8
Acquisition costs deferred	(167.7)	(116.3)	(204.1)
Amortization of deferred acquisition costs and intangibles	118.9	147.1	131.3
Deferred income taxes	18.3	21.8	51.1
Change in certain assets:
Decrease (increase) in:
Accrued investment income	32.6	48.0	7.5
Other, net	(39.8)	6.6	(47.5)
Change in certain liabilities:
Increase (decrease) in:
Policy and contract claims	(183.9)	27.9	39.7
Other policyholder liabilities	(59.6)	117.0	(71.5)
Other liabilities	339.0	(380.4)	107.5

Total adjustments	507.9	259.5	432.9

Net cash provided by operating activities	527.6	375.3	556.8

Cash flows from investing activities:
Short term investment activity, net	178.4	(237.5)	(22.9)
Proceeds from sales and maturities of investment securities and other invested assets	4,328.8	6,087.4	3,904.1
Principal collected on mortgage and policy loans	268.6	151.2	332.6
Purchases of investment securities and other invested assets	(3,819.5)	(5,464.1)	(5,182.8)
Mortgage loan originations and increase in policy loans	(512.3)	(252.8)	(167.9)

Net cash provided by (used in) investing activities	444.0	284.2	(1,136.9)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	3,107.0	3,495.1	3,642.8
Redemption and benefit payments on investment contracts	(4,044.8)	(4,112.6)	(3,089.4)
Proceeds from short-term borrowings	346.5	388.4	301.1
Payments on short-term borrowings	(358.3)	(420.8)	(336.2)
Cash dividends to shareholders	(9.6)	(9.6)	(9.6)

Net cash provided by (used in) financing activities	(959.2)	(659.5)	508.7

Net decrease in cash and cash equivalents	12.4	—	(71.4)
Cash and cash equivalents at beginning of year	—	—	71.4

Cash and cash equivalents at end of year	$12.4	$—	$—

See Notes to Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

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

All of GELAAC’s outstanding common stock was owned directly and indirectly by GE Financial Assurance Holdings, Inc. (“GE Financial Assurance”). GE Financial Assurance acquired approximately three percent of our outstanding common stock, pursuant to a Stock Purchase Agreement, dated November 18, 2003 by and between Phoenix Life Insurance Company and GE Financial Assurance. General Electric Capital Assurance Company (“GE Capital Assurance”) and Federal Home Life Insurance Company (“Federal”), both indirect subsidiaries of GE Financial Assurance, own approximately eighty-five percent and twelve percent of our outstanding common stock, respectively. GE Financial Assurance is a wholly owned, direct subsidiary of GEI, Inc., which in turn is a wholly owned direct subsidiary of General Electric Capital Corporation, which in turn is a wholly owned subsidiary of General Electric Capital Services, Inc., which in turn is a wholly owned direct subsidiary of General Electric Company (“GE”). At December 31, 2003, all of our outstanding non-voting preferred stock was owned by Brookfield Life Assurance Company Limited (“BLAC”) as a result of a contribution on November 7, 2003 of our preferred shares by GE Financial Assurance. BLAC is a wholly owned direct subsidiary of GE Financial Assurance.

On November 18, 2003, GE issued a press release announcing its intention to pursue an initial public offering (“IPO”) of a new company named Genworth Financial, Inc. (“Genworth”) that will comprise most of its life and mortgage insurance operations, including GELAAC. GE filed a registration statement with the U.S. Securities and Exchange Commission in January 2004 and expects to complete the IPO in the first half of 2004, subject to market conditions and receipt of various regulatory approvals.

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

(c) Products

Our product offerings are divided along two major segments of consumer needs: (i) Retirement Income and Investments and (ii) Protection.

Retirement Income and Investment products are investment vehicles and insurance contracts intended for contractholders who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income during their retirement, and seek to protect against outliving their assets during retirement. Our principal product lines under the Retirement Income and Investments segment are deferred annuities (fixed or variable), variable life insurance, and GICs and funding agreement products.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

Protection products are intended to provide protection against financial hardship primarily after the death of an insured, and to protect income and assets from other adverse economic impacts of significant health care costs. Our principal product lines under the Protection segment are life insurance (universal and interest sensitive whole life) and accident and health insurance products.

We distribute our products through three primary channels: financial intermediaries (banks, securities brokerage firms, and independent broker/dealers), independent producers (brokerage general agencies, affluent market producer groups and specialized brokers), and dedicated sales specialists (long term care sales agents and affiliated networks of both accountants and personal financial advisors). Approximately 21%, 26%, and 30% of our sales of life and annuity products in 2003, 2002, and 2001, respectively, have been through two national stock brokerage firms. Loss of all or a substantial portion of the business provided by these stock brokerage firms could have a material adverse effect on our business and operations. We do not believe, however, that the loss of such business would have a long-term adverse effect because of our competitive position in the marketplace, the availability of business from other distributors, and our mix of other products.

(d) Revenues

Investment income is recorded when earned. Realized investment gains and losses are calculated on the basis of specific identification. Premiums on long-duration insurance products are recognized as earned when due or, in the case of life contingent annuities, when the contracts are issued. Premiums received on institutional stable value products, annuity contracts without significant mortality risk, and universal life products are not reported as revenues but as deposits and included in liabilities for future annuity and contract benefits. Cost of insurance is charged to universal life policyholders based upon at risk amounts and is recognized as revenue when due. Variable product fees are charged to variable annuity and variable life policyholders based upon the daily net assets of the policyholders’ account values, and are recognized as revenue when charged. Other income consists primarily of surrender charges on certain policies. Surrender charges are recognized as income when the policy is surrendered.

(e) Cash and Cash Equivalents

Certificates, money market funds, and other time deposits with original maturities of less than 90 days are considered cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Items with maturities greater than 90 days but less than a year are included in short term investments.

(f) Investment Securities

We have designated all of our investment securities as available-for-sale and report them in our Consolidated Balance Sheets at fair value. We obtain values for actively traded securities from external pricing services. For infrequently traded securities, we obtain quotes from brokers, or we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”) and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated nonowner changes in shareholders’ interest and, accordingly, have no effect on net income.

Impairment of investment securities results in a charge to earnings when a market decline in the value of an investment to below cost is other than temporary. We regularly review each investment security for impairment based on criteria that include the extent to which the cost of the investment exceeds its market value, the length of

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

the time that the market value of the investment has been reduced, our ability to hold until recovery and the financial health of and specific prospects for the issuer of the security. We actively perform comprehensive market research, monitor market conditions and segment our investments by credit risk in order to minimize impairment risks.

(g) Securities Lending Activity

We engage in certain securities lending transactions, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturities in the Consolidated Balance Sheets.

Cash collateral received on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Non-cash collateral, such as a security received by us, is not reflected in our assets in the Consolidated Balance Sheets, as we have no right to sell or repledge the collateral. The fair value of collateral held and included in other invested assets was $102.7 million at December 31, 2003. We had no non-cash collateral at December 31, 2003.

(h) Net Investment Income

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective method, whereby the amortized cost of the securities is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to investment income. Net interest income and/or expense from interest rate derivatives are included in investment income.

(i) Mortgage and Policy Loans

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

(j) Short-term Investments

Short-term investments are stated at amortized cost which approximates fair value. Equity securities (including seed money for new mutual fund portfolios) are stated at fair value. Investments in limited partnerships are generally accounted for under the equity method of accounting. Real estate is included in other invested assets and is stated, generally, at cost less accumulated depreciation. Other long-term investments are stated generally at amortized cost.

(k) Deferred Acquisition Costs

Acquisition costs include costs and expenses, which vary with and are primarily related to the acquisition of insurance and investment contracts.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

Acquisition costs include commissions in excess of ultimate renewal commissions, certain support costs such as underwriting and contract and policy issue costs, and the bonus feature of certain variable annuity products. For investment and universal life type contracts, amortization is based on the present value of anticipated gross profits from investments, interest credited, surrender and other policy charges, and mortality and maintenance expenses. Amortization is adjusted retroactively when current estimates of future gross profits to be realized are revised. For other long-duration insurance contracts, the acquisition costs are amortized in relation to the estimated benefit payments or the present value of expected future premiums.

Deferred acquisition costs are reviewed quarterly to determine if they are recoverable from future income, including investment income and, if not considered recoverable, are charged to expense.

(l) Intangible Assets

Present Value of Future Profits - In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called Present Value of Future Profits (“PVFP”), represents the actuarially estimated present value of projected future cash flows from the acquired policies.

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

Before January 1, 2002, we amortized goodwill over our estimated period of benefit on a straight-line basis; we amortized other intangible assets on appropriate bases over their estimated lives. No amortization period exceeded 40 years. When an intangible asset’s carrying value exceeded associated expected operating cash flows, we considered it to be impaired and wrote it down to fair value, which we determined based on either discounted future cash flows or appraised values.

Software - Purchased software and certain application development costs related to internally developed software are capitalized, above de minimus thresholds. When the software is ready for its intended use, the amounts capitalized are amortized over the expected useful life, not to exceed 5 years.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

We amortize the costs of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

(m) Income Taxes

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

(n) Reinsurance

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

(o) Future Annuity and Contract Benefits

Future annuity and contract benefits consist of the liability for investment contracts, insurance contracts and accident and health contracts. Investment contract liabilities are generally equal to the policyholder’s current account value. The liability for insurance and accident and health contracts is calculated based upon actuarial assumptions as to mortality, morbidity, interest, expense, and withdrawals, with experience adjustments for adverse deviation where appropriate.

(p) Liability for Policy and Contract Claims

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

(q) Separate Accounts

The separate account assets and liabilities represent funds held, and the related liabilities for, the exclusive benefit of the variable annuity contractholders and variable life policyholders. We receive mortality risk and expense fees and administration charges from the underlying mutual fund portfolios available in the separate accounts. The separate account assets are carried at fair value and are equal to the liabilities that represent the policyholders’ equity in those assets.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

(r) Accounting Changes

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

(s) Accounting Pronouncements Not Yet Adopted

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which we will adopt on January 1, 2004. This statement provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. We do not expect the adoption of SOP 03-1 to have a material impact on our results of operation or financial condition.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

(2) Investment Securities

(a) General

For the years ended December 31, 2003, 2002, and 2001 the sources of our investment income were as follows:

	2003	2002	2001
Fixed maturities	$467.2	$528.8	$615.2
Equity securities	(.1)	.8	2.9
Mortgage loans	81.8	73.2	80.9
Policy loans	10.8	6.3	7.1
Other investments	(10.4)	.6	.6

Gross investment income	549.3	609.7	706.7
Investment expenses	(11.3)	(9.5)	(7.8)

Net investment income	$538.0	$600.2	$698.9

For the years ended December 31, 2003, 2002, and 2001, gross realized investment gains and losses from the sales of investment securities available-for-sale were as follows:

	2003	2002	2001
Gross realized investments:
Gains	80.2	181.1	100.5
Losses, including impairments (a)	(76.3)	(125.8)	(71.4)

Net realized investments gains	$3.9	$55.3	$29.1

(a)	Impairments were $(26.2), $(77.4), and $(24.1) in 2003, 2002, and 2001 respectively.

Net unrealized gains and losses on investment securities and other invested assets classified as available-for-sale are reduced by deferred income taxes and adjustments to PVFP and deferred acquisition costs that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities and other invested assets reflected as a separate component of shareholders’ interest as of December 31, 2003, 2002, and 2001 are summarized as follows:

	2003	2002	2001
Net unrealized gains (losses) on available-for-sale investment securities and other invested assets before adjustments:
Fixed maturities	$204.6	$18.6	$(41.2)
Equity securities	3.0	(9.7)	(11.8)

Subtotal	207.6	8.9	(53.0)

Adjustments to the present value of future profits and deferred acquisitions costs	(72.6)	(29.5)	25.2
Deferred income taxes	(47.3)	8.6	10.4

Net unrealized gains (losses) on available-for-sale investment securities	$87.7	$(12.0)	$(17.4)

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

The change in the net unrealized gains (losses) on investment securities reported in accumulated non-owner changes in equity is as follows:

	2003	2002	2001
Net unrealized losses on investment securities - beginning of year	$(12.0)	$(17.4)	$(18.7)
Unrealized gains on investment securities, net -	102.2	41.3	20.2
Reclassification adjustments - net of deferred taxes of $1.4, $19.4, and $10.2	(2.5)	(35.9)	(18.9)

Net unrealized gains (losses) on investment securities - end of year	$87.7	$(12.0)	$(17.4)

At December 31, 2003, and 2002, the amortized cost, gross unrealized gains and losses, and fair values of our fixed maturities and equity securities available-for-sale were as follows:

2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and agency	$17.5	$0.6	$(0.1)	$18.0
State and municipal	0.9	—	—	0.9
Non-U.S. government	67.8	4.9	(0.1)	72.6
U.S. corporate	5,437.3	194.9	(48.9)	5,583.3
Non-U.S. corporate	874.5	27.2	(8.2)	893.5
Mortgage-backed	1,819.1	33.6	(9.5)	1,843.2
Asset-backed	1,219.0	14.5	(4.3)	1,229.2

Total fixed maturities	9,436.1	275.7	(71.1)	9,640.7
Common stocks and non-redeemable preferred stocks	23.0	3.0	—	26.0

Total available-for-sale securities	$9,459.1	$278.7	$(71.1)	$9,666.7

2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed maturities:
U.S. government and agency	$29.4	$0.6	$(0.2)	$29.8
State and municipal	1.0	—	—	1.0
Non-U.S. government	45.9	1.8	(0.1)	47.6
U.S. corporate	6,063.8	161.5	(207.3)	6,018.0
Non-U.S. corporate	668.7	14.4	(15.9)	667.2
Mortgage-backed	1,973.5	58.1	(3.9)	2,027.7
Asset-backed	1,248.1	18.0	(8.4)	1,257.7

Total fixed maturities	10,030.4	254.4	(235.8)	10,049.0
Common stocks and non-redeemable preferred stocks	54.6	5.2	(14.9)	44.9

Total available-for-sale securities	$10,085.0	$259.6	$(250.7)	$10,093.9

We regularly review each investment security for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative measures include length of time and amount that each security position is in an unrealized loss position, and for fixed maturity securities, whether the issuer is in

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance and risk teams as well as the portfolio management and research capabilities of GEAM. Our qualitative review attempts to identify those issuers with a greater than 50% chance of default in the coming twelve months. These securities are characterized as “at-risk” of impairment. As of December 31, 2003, securities “at risk” of impairment had aggregate unrealized losses of $10 million.

For fixed maturity securities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect to either collect principal and interest in accordance with the contractual terms of the instruments or to recover based on underlying collateral values and considering events such as payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book within a reasonable period. We measure impairment charges based on the difference between the book value of the security and its fair value. Fair value is based on quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

During 2003, 2002 and 2001, we recognized impairment losses of $26.2 million, $77.4 million and $24.1 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the normal course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, on a historical basis, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, at December 31, 2003

	Less than 12 Months			12 Months of More
Description of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
Fixed maturities:
U.S. government and agencies	$7.1	$(.1)	2	$—	$—	—
State and municipal	.9	—	2	—	—	—
Government – non U.S.	14.1	(.1)	4	—	—	—
U.S. corporate	1,009.2	(30.2)	129	249.5	(18.7)	37
Corporate – non U.S.	172.4	(4.9)	41	42.8	(3.3)	4
Asset Backed	220.2	(3.9)	22	75.0	(.4)	6
Mortgage Backed	550.9	(9.4)	79	3.8	(.1)	6

Subtotal, fixed maturities	1,974.8	(48.6)	279	371.1	(22.5)	53
Equity securities	—	—	—	—	—	—

Total temporarily impaired securities	$1,974.8	$(48.6)	279	$371.1	$(22.5)	53

Investment Grade.	1,862.7	(42.4)	257	273.0	(9.9)	29
Below Investment Grade	112.1	(6.2)	22	98.1	(12.6)	24

Total	$1,974.8	$(48.6)	279	$371.1	$(22.5)	53

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

The investment securities at December 31, 2003 in an unrealized loss position for less than twelve months, account for $48.6 million or 68% of the total unrealized losses. Of the securities in this category, there was one security with an unrealized loss in excess of $5 million. This security had aggregate unrealized losses totaling $6.8 million. The amount of the unrealized loss on this security is driven largely by the relative size of the holding, the par value of which is $40 million. This security matures in 2029 and is rated investment grade.

The investment securities in an unrealized loss position for twelve months or more account for $22.5 million or 32% of the total unrealized losses. There is one issuer that accounts for $3.3 million or 15% of the unrealized losses in this category. This issuer, a national retail chain, is current on all terms, shows improving trends with regard to liquidity and security price, and is not considered at risk of impairment.

Aside from this issuer, no other single issuer has an aggregate unrealized loss greater than $3 million.

The scheduled maturity distribution of the fixed maturity portfolio at December 31, 2003 follows. Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Due in one year less	$385.2	$388.2
Due one year through five years	2,483.9	2,547.2
Due five years through ten years	2,247.0	2,326.0
Due after ten years	1,281.9	1,306.9

Subtotals	6,398.0	6,568.3
Mortgage-backed securities	1,819.1	1,843.2
Asset-backed securities	1,219.0	1,229.2

Totals	$9,436.1	$9,640.7

As of December 31, 2003, $1,078.2 million of our investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

As required by law, we have amounts invested, with governmental authorities and banks for the protection of policyholders, of $5.7 million as of December 31, 2003 and 2002.

As of December 31, 2003, approximately 24.9%, 11.7%, and 8.4% of our fixed maturity portfolio was comprised of securities issued by the financial and insurance, utility and energy, and consumer non-cyclicals industries, respectively, the vast majority of which are rated investment grade, and which are senior secured bonds. No other industry group comprises more than 10% of our fixed maturity portfolio. This portfolio is widely diversified among various geographic regions in the United States and is not dependent on the economic stability of one particular region.

As of December 31, 2003, we did not hold any fixed maturity securities which individually exceeded 10% of shareholders’ interest.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

The credit quality of the fixed maturity portfolio at December 31, 2003 and 2002 follows. The categories are based on the higher of the ratings published by Standard & Poors or Moody’s.

	2003		2002
	Fair value	Percent	Fair value	Percent
Agencies and treasuries	$379.2	3.9%	$199.6	2.0%
AAA/Aaa	2,491.6	25.8	2,801.1	27.9
AA/Aa	357.7	3.7	843.6	8.4
A/A	2,335.6	24.2	2,842.6	28.3
BBB/Baa	2,521.8	26.2	2,170.9	21.6
BB/Ba	245.4	2.6	370.7	3.7
B/B	106.0	1.1	99.3	1.0
CC and below	55.3	0.6	19.6	0.2
Not rated	1,148.1	11.9	701.6	6.9

Totals	$9,640.7	100.0%	$10,049.0	100.0%

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

At December 31, 2003 and 2002, there were fixed maturities in default (issuer has missed a coupon payment or entered bankruptcy) with a fair value of $58.9 and $19.1, respectively.

We have limited partnership commitments outstanding of $7.4 and $11.6 at December 31, 2003 and December 31, 2002, respectively.

(b) Mortgage and Real Estate Portfolio

For the years ended December 31, 2003 and 2002, respectively, we originated $44.6 and $102.1 of mortgages secured by real estate in California, which represents 9% and 43% of our total originations for those years.

We have certain investment commitments to provide fixed-rate loans. The investment commitments, which would be collateralized by related properties of the underlying investments, involve varying elements of credit and market risk. Investment commitments outstanding at December 31, 2003 and 2002 were $0 and $15.3, respectively.

“Impaired” loans are defined under U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. That definition excludes, among other things, leases or large groups of smaller-balance homogenous loans, and therefore applies principally to our commercial loans.

Under these principles, we have two types of “impaired” loans: loans requiring allowances for losses (none as of December 31, 2003 and 2002) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($1.2 and $3.7 as of December 31, 2003 and 2002, respectively). Average investment in impaired loans during December 31, 2003, 2002, and 2001 was $2.8, $5.1, and $6.8 and interest income earned on these loans while they were considered impaired was $0.1, $0.5, and $0.9 for the years ended December 31, 2003, 2002, and 2001, respectively.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

The following table presents the activity in the allowance for losses during the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Balance at January 1	$8.9	$18.2	$14.3
(Benefit) provision (credited) charged to operations	1.5	(9.3)	2.3
Amounts written off, net of recoveries	—	—	1.6

Balance at December 31	$10.4	$8.9	$18.2

During 2002, as part of its on-going analysis of exposure to losses arising from mortgage loans, we recognized $11.6 reduction in its allowance for losses.

The allowance for losses on mortgage loans at December 31, 2003, 2002, and 2001 represented 0.8%, 0.8%, and 1.9% of gross mortgage loans, respectively. There were no non-income producing mortgage loans as of December 31, 2003 and 2002.

(3) Deferred Acquisition Costs

Activity impacting deferred acquisition costs for the years ended December 31, 2003, 2002, and 2001 was as follows:

	2003	2002	2001
Unamortized balance at January 1	$843.3	$838.2	$712.9
Cost deferred	167.7	116.3	204.1
Amortization, net	(87.2)	(111.2)	(78.8)

Unamortized balance at December 31	923.8	843.3	838.2
Cumulative effect of net unrealized investment gains (losses)	(26.8)	(16.1)	15.6

Balance at December 31	$897.0	$827.2	$853.8

(4) Intangible Assets and Goodwill

At December 31, 2003 and 2002 the gross carrying amount and accumulated amortization of intangibles subject to amortization were as follows:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present Value of Future Profits (“PVFP”)	$508.8	$(380.7)	$541.0	$(352.2)
Capitalized Software	26.2	(10.1)	26.8	(8.7)
All Other	1.0	(0.6)	1.3	(0.5)

Total	$536.0	$(391.4)	$569.1	$(361.4)

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

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

The following table presents the activity in PVFP for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Unamortized balance at January 1	$202.2	$235.1	$278.1
Interest accreted as 5.4%, 6.0% and 6.4% for December 31, 2003, 2002, and 2001, respectively	10.2	13.2	16.3
Amortization	(38.5)	(46.1)	(59.3)

Unamortized balance December 31	173.9	202.2	235.1
Cumulative effect of net unrealized investment losses	(45.8)	(13.4)	9.6

Balance at December 31	$128.1	$188.8	$244.7

The estimated percentage of the December 31, 2003 balance, before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

2004	12.3%
2005	12.0%
2006	11.6%
2007	11.2%
2008	10.6%

(b) Goodwill

Goodwill amortization was $7.0 for the year ended December 31, 2001. The accumulated amortization at December 31, 2003, 2002 and 2001 was $43.3, $43.3, and $36.3, respectively. Under SFAS 142 (effective January 1, 2002), goodwill is no longer amortized but is tested for impairment using a fair value methodology.

As of December 31, 2003 goodwill was comprised of the following:

	Retirement Income & Investments	Protection	Total
Balance at January 1, 2001	$58.6	$55.8	$114.4
Amortization	3.8	3.2	7.0

Balance at December 31, 2001 and 2002	$54.8	$52.6	$107.4

Additions	5.0	4.9	9.9

Balance at December 31, 2003	$59.8	$57.5	$117.3

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

The effects on earnings excluding such goodwill amortization from 2001 was as follows:

2001
Net income as reported	$123.9

Net income excluding goodwill amortization	$130.9

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

In order to limit the amount of loss retention, certain policy risks are reinsured with other insurance companies. The maximum of individual ordinary life insurance normally retained by any one insured with an issue age up to and including 75 is $1 and for issue ages over 75 is $0.1. Certain accident and health insurance policies are reinsured on either a quota share or excess of loss basis. We also use reinsurance for guaranteed minimum death benefit (“GMDB”) options on most of our variable annuity products. At December 31,2003, we had approximately 41% and 31%, respectively, of our variable annuity and life insurance net at risk exposures reinsured with one company.

Net life insurance in force as of December 31 is summarized as follows:

	2003	2002	2001
Direct life insurance in force	$26,889.2	$28,964.5	$31,199.2
Amounts ceded to other companies	(4,129.4)	(4,575.9)	(5,272.9)
Amounts assumed from other companies	1,970.2	2,092.9	2,247.7

Net in force	$24,730.0	$26,481.5	$28,174.0

Percentage of amount assumed to net	8.0%	7.9%	8.0%

The effects of reinsurance on premiums earned for the years ended December 31, 2003, 2002, and 2001 were as follows:

	2003	2002	2001
Direct	$122.9	$117.9	$128.8
Assumed	2.5	4.8	3.3
Ceded	(21.4)	(17.4)	(23.7)

Net premiums earned	$104.0	$105.3	$108.4

Percentage of amount assumed to net	2.4%	4.6%	3.1%

Due to the nature of our insurance contracts, premiums earned approximate premiums written.

Reinsurance recoveries recognized as a reduction of benefits amounted to $77.7, $87.6, and $58.0 for the years ended December 31, 2003, 2002, and 2001, respectively.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

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

The following chart summarizes the major assumptions underlying our recorded liabilities for future annuity and contract benefits:

	Withdraw Assumption	Mortality/ Morbidity Assumption	Interest Rate Assumption	December 31,
				2003	2002
Investment contracts	N/A	N/A	N/A	$8,069.0	$8,592.0
Limited payment contracts	None	(a)	6.76%	6.3	30.3
Traditional life insurance contracts	Company Experience	(b)	6.7% grading to 6.5%	319.6	316.6
Universal life type contracts	N/A	N/A	N/A	1,792.5	1,780.8
Accident and health	Company Experience	(c)	7.5% grading to 4.5%	53.8	51.8

Total future annuity and contracts benefits				$10,241.2	$10,771.5

(a)	Either the United States Population Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuity Mortality Table and Company experience.
(b)	Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables and Company experience.
(c)	The 1958 Commissioner’s Standard Ordinary Table, 1964 modified and 1987 Commissioner’s Disability Tables, and Company experience.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

(7) Income Taxes

The total provision (benefit) for income taxes for the years ended December 31, 2003, 2002, and 2001 consisted of the following components:

	2003	2002	2001
Current federal income tax	$(21.4)	$19.8	$18.2
Deferred federal income tax	18.3	20.8	49.1

Subtotal-federal income tax	(3.1)	40.6	67.3

Current state income tax	—	1.3	0.8
Deferred state income tax	—	1.0	2.0

Subtotal-state income tax	—	2.3	2.8

Total income tax	$(3.1)	$42.9	$70.1

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, 2003, 2002, and 2001 is as follows:

	2003	2002	2001
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	(0.1)	0.5	0.5
Non-deductible goodwill amortization	—	—	1.2
Dividends-received deduction	(53.1)	(9.1)	(2.9)
Other, net	(0.8)	0.6	1.3

Effective rate	(19.0)%	27.0%	35.1%

The components of the net deferred income tax liability at December 31, 2003 and 2002 are as follows:

	2003	2002
Assets:
Insurance reserves amounts	$118.9	$146.8
Investments	9.8	—
Net unrealized losses on investment securities	—	8.6
Net unrealized losses on derivatives	1.0	—
Accruals	21.9	3.5
Other	0.6	—

Total deferred income tax asset	152.2	158.9

Liabilities:
Net unrealized gains on investment securities	47.3	—
Investments	—	8.1
Present value of future profits	39.7	43.7
Deferred acquisition costs	234.6	203.6
Other	5.3	8.4

Total deferred income tax liability	326.9	263.8

Net deferred income tax liability	$174.7	$104.9

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

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

We paid federal and state taxes of $7.3 for the year ended December 31, 2003. For the years ended December 31, 2002 and 2001, we received refunds of $16.4 and $23.9, respectively.

At December 31, 2003 and 2002, the deferred income tax liability was $174.7 and $104.9, respectively. At December 31, 2003 and 2002, the current income tax liability was $4.8 and $30.3, respectively.

(8) Related Party Transactions

We pay investment advisory fees and other fees to affiliates. Amounts incurred for these items aggregated $60.7, $36.8, and $18.3 for the years ended December 31, 2003, 2002, and 2001, respectively. We charge affiliates for certain services and for the use of facilities and equipment which aggregated $55.6, $58.4, and $68.1, for the years ended December 31, 2003, 2002, and 2001, respectively.

In May 2002, we entered into an investment management agreement with GE Asset Management Incorporated (“GEAM”) under which we paid $10.5 in 2003 and $8.9 in 2002 to GEAM as compensation for the investment services.

During 2002, we sold certain assets to an affiliate at a fair value established as if it were an arms-length, third party transaction, which resulted in a gain of $17.6.

We pay interest on outstanding amounts under a credit funding agreement with GNA Corporation, the parent company of GECA. We have a credit line of $500 with GNA. Interest expense under this agreement was $0.1, $0.1, and $0.6 for the years ended December 31, 2003, 2002, and 2001 respectively. We pay interest at the cost of funds of GNA Corporation, which were 1.3% and 1.95%, as of December 31, 2003 and 2002, respectively. The amounts outstanding as of December 31, 2003 and 2002 were $6.3 and $18.1, respectively, and are included with other liabilities in the Consolidated Balance Sheets.

(9) Litigation

We, like other insurance companies, are subject to legal and regulatory actions in the ordinary course of our business, including class actions. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in some of our matters could have a material adverse effect on our consolidated financial condition or results of operation.

We were named as a defendant in a lawsuit in Georgia, McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co., related to the sale of universal life insurance policies. The complaint was filed on November 1, 2000 as a class action on behalf of all persons who purchased certain of our universal life insurance policies and alleges improper practices in connection with the sale and administration of universal life policies. The plaintiffs sought unspecified compensatory and punitive damages. On December 1, 2000, we removed the case to the U.S. District Court for the Middle District of Georgia. No class has been certified. We have vigorously denied liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003, to settle the case on a nationwide class action basis. The settlement provides benefits to the class, and allows us to continue to serve our customers’ needs undistracted by disruptions caused by litigation. The settlement documents have not been finalized, nor has any proposed settlement been submitted to the proposed class or for court approval, and a final

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

settlement is not certain. In the third quarter of 2003, we accrued $50 million in reserves relating to this litigation, which represents our best estimate of bringing this matter to conclusion. The precise amount of payments in this matter cannot be estimated because they are dependent upon court approval of the class and related settlement, the number of individuals who ultimately will seek relief in the claim form process of any approved class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms and the nature of the relief to which they are entitled.

(10) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the Consolidated Financial Statements at fair value are not included in the following disclosure of fair value; such items include cash and cash equivalents, investment securities, separate accounts, and derivative financial instruments. Other financial assets and liabilities – those not carried at fair value – are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the financial instrument.

The bases on which we estimate fair values are as follows:

Mortgage loans. Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

Other financial instruments. Based on comparable market transactions, discounted future cash flows, quoted market prices, and/or estimates of the cost to terminate or otherwise settle obligations.

Borrowings. Based on market quotes or comparables.

Investment contract benefits. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender value for single premium deferred annuities.

All other instruments. Based on comparable market transactions, discounted future cash flows, quoted market prices, and /or estimates of the cost to terminate or otherwise settle obligations.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

The following represents the fair value of financial assets and liabilities at December 31,

	2003				2002
	Assets (Liabilities)				Assets (Liabilities)
	Notional Amount		Carrying Amount	Estimated Fair Value	Notional Amount		Carrying Amount	Estimated Fair Value
Assets:
Mortgage loans	(a	)	$1,262.3	$1,309.7	(a	)	$1,034.7	$1,124.7
Other financial instruments	(a	)	0.9	0.9	(a	)	1.6	1.6
Liabilities:
Borrowings and related instruments:
Borrowings	(a	)	(6.3)	(6.3)	(a	)	(18.1)	(18.1)
Investment contract benefits	(a	)	(8,069.0)	(8,134.4)	(a	)	(8,592.0)	(8,711.1)
Other firm commitments:
Ordinary course of business lending commitments	—		—	—	15.3		—	—
Commitments to fund limited partnerships	7.4		—	—	11.6		—	—

(a)	These financial instruments do not have notional amounts.

A reconciliation of current period changes for the years ended December 31, 2003 and 2002, net of applicable income taxes in the separate component of shareholders’ interest labeled “derivatives qualifying as hedges”, follows:

	2003	2002
Net Other Comprehensive Income Balances as of January 1	$2.3	$(8.1)
Current period decreases (increases) in fair value - net	(0.3)	9.2
Reclassification to earnings, net	(1.6)	1.2

Balance at December 31	$0.4	$2.3

Hedges of Future Cash Flows

There was none and less than $.01 of ineffectiveness reported in the twelve months ended December 31, 2003 and 2002, respectively, in fair values of hedge positions. There were no amounts excluded from the measure of effectiveness in the twelve months ended December 31, 2003 and 2002 related to the hedge of future cash flows.

The $0.4, net of taxes, recorded in shareholders’ interest at December 31, 2003 is expected to be reclassified to future income, contemporaneously with and primarily offsetting changes in interest expense and interest income on floating-rate instruments. Of this amount $1.7, net of income taxes, is expected to be reclassified to earnings over the twelve-month period ending December 31, 2004. Actual amounts may vary from this amount as a result of market conditions. The amount of $(1.6) net of income taxes was reclassified to income over the twelve months ended December 31, 2003. No amounts were reclassified to income during the twelve months ended December 31, 2003 and 2002 in connection with forecasted transactions that were no longer considered probable of occurring.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

Derivatives Not Designated as Hedges

At December 31, 2003, there were no derivatives that do not qualify for hedge accounting under SFAS 133, as amended.

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

The following table summarizes the current balance of assets sold to Special Purpose Entities (“SPEs”) at December 31:

	2003	2002
Assets secured by:
Commercial mortgage loans	$137.1	$162.4
Fixed maturities	105.4	129.9
Other receivables	107.3	117.2

Total assets	$349.8	$409.5

Each of the categories of assets shown in the table above represents portfolios of assets that are highly rated. Examples of each category include: commercial mortgage loans — loans on diversified commercial property; fixed maturities- domestic and foreign, corporate and government securities; other receivables — primarily policy loans.

We evaluate the economic, liquidity and credit risk related to the above SPEs and believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our operations, cash flows, or financial position. Financial support for certain SPE’s is provided under credit support agreements, in which GE Financial Assurance provides limited recourse for a maximum of $119 million of credit losses in such entities. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital. We may record liabilities, for such guarantees based on our best estimate of probable losses. To date, no SPE has incurred a loss.

Sales of securitized assets to SPEs result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. Sales resulted in net gains on securitizations of approximately $5.8 million, and $17 million in 2002, and 2001, respectively. There were no security transactions in 2003. The net realized gains and losses are included in net realized gains within our Consolidated Statements of Income

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

Retained interests and recourse obligations related to such sales that are recognized in our consolidated financial statements are as follows:

	December 31,
	2003		2002
	Cost	Fair Value	Cost	Fair Value
Retained interests - assets	$14.5	$15.6	$17.0	$20.9
Servicing assets	—	—	—	—
Recourse liability	—	—	—	—

Total	$14.5	$15.6	$17.0	$20.9

Retained interest. In certain securitization transactions, we retain an interest in transferred assets. Those interests take various forms and may be subject to credit prepayment and interest rate risks.

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

Recourse liability. As described previously, under credit support agreements we provide recourse for credit losses in special purpose entities. We provide for expected credit losses under these agreements and such amounts approximate fair value.

(12) Restrictions on Dividends

Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on the lesser of 10% of the prior year surplus or prior year net gain from operations. Dividends in excess of the prescribed limits or our earned surplus require formal approval from the Commonwealth of Virginia State Corporation Commission, Bureau of Insurance. Based on statutory results as of December 31, 2003, we are able to distribute $23.7 in dividends in 2004 without obtaining regulatory approval.

We declared and paid dividends of $9.6 for each of the years ended December 31, 2003, 2002, and 2001.

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

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

For the years ended December 31, 2003, 2002, and 2001, statutory net (loss) income and statutory capital and surplus is summarized below:

	2003	2002	2001
Statutory net loss	$(28.0)	$(48.8)	$(20.5)
Statutory capital and surplus	$562.4	$550.7	$584.4

The NAIC has adopted Risk Based Capital (“RBC”) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risks. The RBC formula is designated as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor our RBC level. At December 31, 2003 and 2002 we exceeded the minimum required RBC levels.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

(14) Operating Segment Information

During the fourth quarter 2003, we redefined our operating segments. Management realigned the business on a product line and market basis to intensify its focus on return on equity, optimum deployment of capital and distribution effectiveness. As a result of this change, our operations are conducted under two reporting segments corresponding to customer needs: Retirement Income and Investments and Protection.

Retirement Income and Investments comprised of products offered to consumers who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income during their retirement, and seek to protect against outliving their assets during retirement.

Protection comprised of products offered to consumers to provide protection against financial hardship after the death of an insured and to protect income and assets from the adverse economic impacts of significant health care costs. See Note (1)(c) for further discussion of our principal product lines within these two segments.

The following is a summary of industry segment activity for December 31, 2003, 2002, and 2001:

December 31, 2003 – Segment Data	Retirement Income & Investments	Protection	Corporate & Other	Consolidated
Net investment income	$402.7	$152.5	$(17.2)	$538.0
Net realized investment gains	—	—	3.9	3.9
Premiums	(1.7)	105.7	—	104.0
Other revenues	150.8	143.8	.3	294.9

Total revenues	551.8	402.0	(13.0)	940.8

Interest credited, benefits, and other changes in policy reserves	362.0	294.3	—	656.3
Underwriting, acquisition, and insurance expenses, net of deferrals	46.4	55.3	47.3	149.0
Amortization of deferred acquisition costs and intangibles	84.9	34.0	—	118.9

Total benefits and expenses	493.3	383.6	47.3	924.2

Income before income taxes	$58.5	$18.4	$(60.3)	$16.6

Provision (benefit) for income taxes	$14.7	$6.5	$(24.3)	$(3.1)

Net income (loss)	$43.8	$11.9	$(36.0)	$19.7

Total assets	$17,412.4	$2,758.1	$692.1	$20,862.6

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

December 31, 2002 – Segment Data	Retirement Income & Investments	Protection	Corporate & Other	Consolidated
Net investment income	$457.1	$160.5	$(17.4)	$600.2
Net realized investment gains	—	—	55.3	55.3
Premiums	1.0	102.3	2.0	105.3
Other revenues	157.3	123.7	3.6	284.6

Total revenues	615.4	386.5	43.5	1,045.4

Interest credited, benefits, and other changes in policy reserves	392.6	247.1	.6	640.3
Underwriting, acquisition, and insurance expenses, net of deferrals	37.1	57.8	4.4	99.3
Amortization of deferred acquisition costs and intangibles	113.6	30.6	2.9	147.1

Total benefits and expenses	543.3	335.5	7.9	886.7

Income before income taxes	$72.1	$51.0	$35.6	$158.7

Provision (benefit) for income taxes	$26.0	$18.1	$(1.2)	$42.9

Net income	$46.1	$32.9	$36.8	$115.8

Total assets	$17,116.4	$2,777.5	$387.1	$20,281.0

December 31, 2001 – Segment Data	Retirement Income & Investments	Protection	Corporate & Other	Consolidated
Net investment income	$529.8	$168.1	$1.0	$698.9
Net realized investment gains	—	—	29.1	29.1
Premiums	.8	107.6	—	108.4
Other revenues	167.6	125.2	5.2	298.0

Total revenues	698.2	400.9	35.3	1,134.4

Interest credited, benefits, and other changes in policy reserves	481.4	234.7	—	716.1
Underwriting, acquisition, and insurance expenses, net of deferrals	29.4	65.0	(7.1)	87.3
Amortization of deferred acquisition costs and intangibles	90.7	38.1	2.5	131.3

Total benefits and expenses	601.5	337.8	(4.6)	934.7

Income before income taxes and cumulative effect of change in accounting practice	$96.7	$63.1	$39.9	$199.7

Provision for income taxes	$34.4	$23.5	$12.2	$70.1

Income before cumulative effect of change in accounting practice	$62.3	$39.6	27.7	$129.6

Cumulative effect of change in accounting practice	$—	$—	$(5.7)	$(5.7)

Net income	$62.3	$39.6	$22.0	$123.9

Total assets	$18,990.6	$2,802.3	$575.3	$22,368.2

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(Dollar amounts in millions)

(15) Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2003 and 2002 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
Net investment income	$137.9	$154.7	$137.1	$150.4	$137.9	$152.6	$125.1	$142.5

Total revenues	$250.9	$267.2	$227.7	$210.9	$227.1	$279.7	$235.1	$287.6

Earnings (loss) before cumulative effect of change in accounting principle (1)	$24.9	$32.7	$9.7	$(0.4)	$(21.9)	$24.1	$7.0	$59.4

Net income (loss)	$24.9	$32.7	$9.7	$(0.4)	$(21.9)	$24.1	$7.0	$59.4

(1)	See note 1 (r) of the Consolidated Financial Statements.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

GE Life and Annuity Assurance Company:

Under the date of February 6, 2004, we reported on the consolidated balance sheets of GE Life and Annuity Assurance Company and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ interest and cash flows for each of the years in the three-year period ended December 31, 2003, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP

Richmond, Virginia

February 6, 2004

Schedule III

GE LIFE AND ANNUITY ASSURANCE COMPANY

Supplemental Insurance Information

(Dollar amounts in millions)

Segment	Deferred Acquisition Costs	Future Annuity And Contract Benefits & Liability For Policy and Contract Claims	Unearned Premiums	Other Policyholder Liabilities	Premium Revenue
December 31, 2003:
Retirement Income & Investments	$817.0	$8,032.8	$—	$120.2	$(1.7)
Protection	80.0	2,251.0	24.8	2.8	105.7
Corporate & Other	—	—	—	—	—

Total	$897.0	$10,283.8	$24.8	$123.0	$104.0

December 31, 2002:
Retirement Income & Investments	$756.8	$8,779.5	$—	$174.8	$1.0
Protection	86.5	2,238.6	25.5	1.3	102.3
Corporate & Other	(16.1)	(6.2)	—	6.5	2.0

Total	$827.2	$11,011.9	$25.5	$182.6	$105.3

December 31, 2001:
Retirement Income & Investments					$.8
Protection					107.6
Corporate & Other					—

Total					$108.4

Segment	Net Investment Income	Interest Credited & Benefits and Other Changes Policy Reserves	Underwriting, Acquisition, and Insurance Expenses, net of deferrals	Amortization of Deferred Acquisition Costs and Intangibles	Premiums Written
December 31, 2003:
Retirement Income & Investments	$402.7	$362.0	$46.4	$84.9	$(1.7)
Protection	152.5	294.3	55.3	34.0	105.4
Corporate & Other	(17.2)	—	47.3	—	—

Total	$538.0	$656.3	$149.0	$118.9	$103.7

December 31, 2002:
Retirement Income & Investments	$457.1	$392.6	$37.1	$113.6	$1.0
Protection	160.5	247.1	57.8	30.6	102.1
Corporate & Other	(17.4)	.6	4.4	2.9	2.0

Total	$600.2	$640.3	$99.3	$147.1	$105.1

December 31, 2001:
Retirement Income & Investments	$529.8	$481.4	$29.4	$90.7	$.8
Protection	168.1	234.7	65.0	38.1	106.0
Corporate & Other	1.0	—	(7.1)	2.5	—

Total	$698.9	$716.1	$87.3	$131.3	$106.8

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information omitted in accordance with General Instructions I (2)(c)

Item 11. Executive Compensation.

Information omitted in accordance with General Instructions I (2)(c)

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information omitted in accordance with General Instructions I (2)(c)

Item 13. Certain Relationships and Related Transactions.

Information omitted in accordance with General Instructions I (2)(c).

Item 14. Controls and Procedures

As of December 31, 2003, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of December 31, 2003 and (ii) no changes occurred during the period ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, such internal controls

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements

Included in Part II of this report:

Independent Auditors’ Report

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2003

Consolidated Statements of Shareholders’ Interest for each of the years in the three-year period ended December 31, 2003

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003

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

Exhibit Number	Description

3 (i)	Amended and Restated Articles of Incorporation of GE Life and Annuity Assurance Company, previously filed as Exhibit 3(a)(i) to Form S-1 filed April 19, 2002 (Commission File No. 333-67902) and incorporated herein by reference.

3 (ii)	Amended and Restated By-Laws of GE Life and Annuity Assurance Company, previously filed as Exhibit 3(b)(i) to Form S-1 filed April 19, 2002 (Commission File No. 333-67902) and incorporated herein by reference.

12.1	Computation of ratio of earnings to fixed charges.

21.1	Subsidiaries, Information omitted in accordance with General Instructions I (2)(c)

23.1	Consent of KPMG LLP

31.1	COE Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

On November 19, 2003 we filed a current report on Form 8-K reporting General Electric Company’s intention to pursue an initial public offering of a new company named Genworth Financial, Inc. that will comprise most of its life and mortgage insurance operations, including GE Life and Annuity Assurance Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GE LIFE AND ANNUITY ASSURANCE COMPANY

March 5, 2004	By	/s/ John E. Karaffa

John E. Karaffa Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the date indicated.

Signature	Title	Date

/s/ Pamela S. Schutz (Pamela S. Schutz)	President and Chief Executive Officer (Principal Executive Officer)	March 5, 2004

/s/ Kelly L. Groh (Kelly L. Groh)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2004

/s/ John E. Karaffa (John E. Karaffa)	Vice President and Controller (Principal Accounting Officer)	March 5, 2004

/s/ Thomas E. Duffy (Thomas E. Duffy)	Senior Vice President, General Counsel and Secretary	March 5, 2004

/s/ Geoffrey S. Stiff (Geoffrey S. Stiff)	Director, Senior Vice President	March 5, 2004

/s/ Paul A. Haley (Paul A. Haley)	Director, Senior Vice President	March 5, 2004

/s/ Thomas M. Stinson (Thomas M. Stinson)	Director, Senior Vice President	March 5, 2004