Form 10-Q
period 2004-03-31
GE LIFE & ANNUITY ASSURANCE CO
filed 2004-05-04
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to

Commission file number 333-69620

GE Life and Annuity Assurance Company

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	54-0283385 (I.R.S. Employer Identification No.)

6610 West Broad Street, Richmond, Virginia (Address of principal executive offices)	23230 (Zip Code)

(804) 281-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

At May 4, 2004, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of GE Life and Annuity Assurance Company is not publicly traded.

PART I—FINANCIAL INFORMATION

Item 1. Condensed, Consolidated, Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statements of Current and Retained Earnings

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Revenues:
Net investment income	$129.1	$137.9
Net realized investment gains	1.1	19.0
Premiums	26.0	23.5
Cost of insurance	36.4	37.3
Variable product fees	30.5	23.9
Other income	9.1	9.3

Total revenues	232.2	250.9

Benefits and expenses:
Interest credited	97.6	103.5
Benefits and other changes in policy reserves	57.3	52.4
Underwriting, acquisition, and insurance expenses, net of deferrals	33.5	24.2
Amortization of deferred acquisition cost and intangibles	34.5	34.5

Total benefits and expenses	222.9	214.6

Income before income taxes and cumulative effect of change in accounting principle	9.3	36.3
Provision for income taxes	2.8	11.4

Income before cumulative effect of change in accounting principle	6.5	24.9
Cumulative effect of change in accounting principle, net of tax	0.7	—
Net income	7.2	24.9
Retained earnings at beginning of period	527.7	517.6

Retained earnings at end of period	$534.9	$542.5

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Balance Sheets

(Dollar amounts in millions except share amounts)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$9,742.9	$9,640.7
Equity securities available-for-sale, at fair value	25.0	26.0
Mortgage loans, net of valuation allowance	1,252.2	1,262.3
Policy loans	140.4	138.5
Short-term investments	—	99.6
Other invested assets	409.6	162.1

Total investments	11,570.1	11,329.2
Cash and cash equivalents	100.9	12.4
Accrued investment income	110.3	127.8
Deferred acquisition costs	730.2	897.0
Goodwill	117.3	117.3
Intangible assets	256.2	144.6
Reinsurance recoverable	164.5	160.7
Other assets	80.0	38.7
Separate account assets	8,192.3	8,034.9

Total assets	$21,321.8	$20,862.6

Liabilities and Shareholders’ Interest
Liabilities:
Future annuity and contract benefits	$10,065.3	$10,241.2
Liability for policy and contract claims	186.7	42.6
Other policyholder liabilities	185.9	147.8
Other liabilities	540.3	399.4
Deferred income tax liability	238.3	174.7
Separate account liabilities	8,192.3	8,034.9

Total liabilities	19,408.8	19,040.6

Shareholders’ interest:
Net unrealized investment gains	170.1	87.7
Derivatives qualifying as hedges	1.8	0.4

Accumulated non-owner changes in equity	171.9	88.1
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	1,060.6	1,060.6
Retained earnings	534.9	527.7

Total shareholders’ interest	1,913.0	1,822.0

Total liabilities and shareholders’ interest	$21,321.8	$20,862.6

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash Flows From Operating Activities
Net income	$7.2	$24.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in reserves	122.0	126.5
Other, net	(30.1)	25.1

Net cash provided by operating activities	99.1	176.5

Cash Flows From Investing Activities
Short-term investment activity, net	99.6	245.3
Proceeds from sales, and maturities of investment securities and other invested assets	350.2	1,233.9
Principal collected on mortgage and policy loans	79.9	61.0
Purchases of investment securities and other invested assets	(288.7)	(1,633.6)
Mortgage and policy loan originations	(72.0)	(77.4)

Net cash provided by (used in) investing activities	169.0	(170.8)

Cash Flows From Financing Activities
Proceeds from issuance of investment contracts	507.6	888.0
Redemption and benefit payments on investment contracts	(681.0)	(896.9)
Proceeds from short-term borrowings	55.8	21.3
Payments on short-term borrowings	(62.0)	(18.1)

Net cash used in financing activities	(179.6)	(5.7)

Increase in Cash and Cash Equivalents	88.5	—
Cash and Cash Equivalents at Beginning of Period	12.4	—

Cash and Cash Equivalents at End of Period	$100.9	$—

See Notes to Condensed, Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Dollar amounts in millions)

(Unaudited)

1.	The accompanying condensed, consolidated quarterly financial statements represent GE Life and Annuity Assurance Company and its consolidated subsidiary, Assigned Settlement, Inc. (the “Company”, “we”, “us”, or “our” unless the context otherwise requires). All significant intercompany transactions have been eliminated.

2.	These condensed, consolidated quarterly financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP “). The preparation of condensed, consolidated quarterly financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our longstanding practice to establish actual interim closing dates using a “fiscal “ calendar, which requires our businesses to close their books on a Saturday in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 1993 through 2013 is available on our ultimate parent’s, General Electric Company, web site, www.ge.com/en/company/investor/secreports.htm.

The condensed, consolidated quarterly financial statements are unaudited. These statements include all adjustments (consisting of normal recurring accruals) we considered necessary to present a fair statement of the results of operations, financial position and cash flows. The results reported in these condensed, consolidated, quarterly, financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated, quarterly financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K, as of December 31, 2003.

3.	A summary of changes in shareholders’ interest that do not result directly from transactions with our shareholders follows:

	Three Months Ended
	March 31, 2004	March 31, 2003
(In millions)

Net income	7.2	$24.9
Unrealized gains on investment securities — net	82.4	56.6
Derivatives qualifying as hedges, net	1.4	1.4

Total	$91.0	$82.9

4.	On January 1, 2004 we adopted American Institute of Certified Public Accountants Statement of Position 03-1 (“SOP 03-1”), Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 provides guidance on separate account presentation and valuation, accounting for sales inducements and classification and valuation of long-duration contract liabilities.

Our variable annuity contracts include both fixed account and separate account liabilities. Investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder for assets allocated to the separate account option. As discussed in Note 6, this business was impacted by a reinsurance transaction effective January 1, 2004. Variable annuity contracts provide for a guaranteed minimum death benefit (“GMDB” or “GMDBs”), which provides a minimum account value to be paid on the annuitant’s death. Our contractholders have the option to purchase, at an additional charge, a GMDB rider that provides for enhanced death benefits. This minimum death benefit that we contractually guarantee to be paid on the annuitant’s death is either one of the following specified amounts or (in some cases) the greater of one or more of these amounts (a) current account value, (b) return of premium, which is no less than net deposits made to the contract, (c) the highest contract value on a specified anniversary date (“ratchet”), (d) premium accumulated at a stated interest rate (“roll-up”), or (e) higher of the ratchet or roll-up.

On January 1, 2004, the total account value of our variable annuities with GMDBs was approximately $10.3 billion, with related death benefit exposure before reinsurance, or net amount at risk, of approximately $1.8 billion. As of January 1, 2004, contracts with GMDB features not covered by reinsurance had an account value of $3.8 billion, and a related death benefit exposure, or net amount at risk, of $256 million. Prior to adopting SOP 03-1, we held GMDB reserves on the business not reinsured. On January 1, 2004, the cumulative effect of change in accounting principle related to adopting SOP 03-1 was a $0.7 million benefit, net of taxes, for the change in reserves, less additional amortization of deferred acquisition costs, on variable annuity contracts with GMDBs.

The following table presents our exposure, net of reinsurance, by GMDB type at March 31, 2004:

	Account Value	Net Amount at Risk (a)
(In millions)
Return of Premium	$511.9	$1.3
Ratchet	1,452.1	55.7
Roll-up	197.2	0.2
Ratchet & Roll-up	1,948.1	144.5

Total	$4,109.3	$201.7

(a)	Net amount at risk represents the guaranteed minimum death exposure, in excess of the current account value, if all contractholders died at the balance sheet date.

The average attained age, of our contractholders with GMDBs weighted by net amount at risk, is 65.3 years of age as of March 31, 2004.

The assets supporting the separate accounts of the variable contracts are primarily mutual fund equity securities and are reflected in our Condensed, Consolidated Balance Sheet at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative, and other services are included in revenues. Changes in liabilities for minimum guarantees are included in benefits and other changes in policy reserves. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Condensed, Consolidated Statements of Earnings.

The liability for our GMDBs on variable annuity contracts net of reinsurance was $2.5 million at January 1 and March 31, 2004. Paid GMDBs, net of reinsurance, was $0.6 million for the three months ended March 31, 2004. Incurred GMDBs, net of reinsurance, was $0.6 million for the three months ended March 31, 2004.

The GMDB liability is determined by estimating the expected value of death benefits in excess of the projected account value and recognizing the excess ratably over the accumulation period based on total expected assessments. We regularly evaluate estimates used and adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions were used to determine the GMDB liability at January 1 and March 31, 2004: data used was 100 stochastically generated investment performance scenarios; geometric mean equity growth assumed to be 9.5% and volatility assumed to be 20% for the portion of account value invested in equity securities; mortality assumed to be 95% of the 1983 Basic Table mortality; lapse rates, which vary by contract type and duration, assumed to range from 1% to 25% and correspond closely to lapse rates used for deferred acquisition cost amortization; and discount rate assumed to be 8%.

We defer sales inducements for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value upon making a deposit, and for fixed annuities with crediting rates higher than the contract’s expected ongoing crediting rates for periods after the inducement. Upon adoption of SOP 03-1, we reclassified previously deferred sales inducements of $138.0 million at January 1, 2004 from unamortized deferred acquisition costs to a separate intangible asset. For the three months ended March 31, 2004 we deferred new sales inducements of $2.8 million. At March 31, 2004 the unamortized sales inducements balance was $137.8 million. Deferred sales inducements are amortized in benefits and other changes in policy reserves using the same methodology and assumptions used to amortize deferred acquisition costs. For the three months ended March 31, 2004 we amortized sales inducements of $3.0 million.

5.	During the fourth quarter of 2003, we redefined our operating segments. Management realigned the business on a product line and market basis to intensify its focus on return on equity, optimum deployment of capital and distribution effectiveness. As a result of this change, our operations are conducted under two reporting segments corresponding to customer needs: Retirement Income and Investments and Protection. We also have a Corporate and Other segment. Prior to this change, our three reporting segments were Total Annuities, Life, and All Other. The Retirement Income and Investments segment provides investment products that include fixed and variable deferred annuities, guaranteed investment contracts and funding agreements, and variable life annuities. The Protection segment includes universal life insurance, interest sensitive life insurance and accident and health insurance. The Corporate and Other segment consists primarily of net realized investment gains (losses), interest and other financing expenses.

The following is a summary of operating segment activity:

	Three Months Ended
(In millions)	March 31, 2004	March 31, 2003
Revenues
Retirement Income and Investments	$128.0	$136.0
Protection	95.6	99.5
Corporate and Other	8.6	15.4

Total revenues	$232.2	$250.9

Income (loss) before income taxes and cumulative effect of change in accounting principle
Retirement Income and Investments	$(0.9)	$10.3
Protection	7.8	9.0
Corporate and Other	2.4	17.0

Income before income taxes and cumulative effect of change in accounting principle	$9.3	$36.3

The following is a summary of assets by operating segment:

(In millions)	March 31, 2004	December 31, 2003
Assets
Retirement Income and Investments	$17,397.7	$17,412.4
Protection	2,806.3	2,758.1
Corporate and Other	1,117.8	692.1

Total assets	$21,321.8	$20,862.6

6.	Subsequent Event

On April 15, 2004, we entered into two reinsurance agreements with Union Fidelity Life Insurance Company (together, the “Reinsurance Agreements”) pursuant to which we ceded, effective as of January 1, 2004, liabilities under our structured settlement contracts, which had reserves of $0.3 billion, and our variable annuity contracts, which had general account reserves of $2.5 billion and separate account reserves of $7.7 billion. These contracts represent substantially all of the Company’s structured settlement and variable annuity contracts that were in force as of December 31, 2003.

There is no adjustment to goodwill as the reinsurance transactions do not constitute a business, however, as the transactions represent a significant portion of our operations, we are required to test goodwill for impairment in the quarter in which the transactions occur. We are currently in the process of testing goodwill for impairment and a charge, if any, would be recorded in the three months ended June 30, 2004.

Concurrently with the consummation of the Reinsurance Agreements, we paid a dividend to our shareholders consisting of cash and securities. A portion of this dividend, together with amounts paid by certain of our affiliates, was used by GE Financial Assurance Holdings, Inc. to make a capital contribution to UFLIC. The aggregate value of the dividend, using the fair market value of the securities as of our 2004 first quarter close, was $420 million. We are currently in the process of determining the fair market value of the securities as of the dividend payment date and will disclose this information in a subsequent report.

Item 2.	Management’s Discussion of Financial Condition and of Results of Operations .

Overview

Income before income taxes and cumulative effect of change in accounting principle for the first three months of 2004 were $9.3 million, a $27.0 million, or 74.4% decrease from the first three months of 2003. The decline in earnings was primarily a result of lower realized investment gains and lower net investment income in the first three months of 2004 compared to the first three months of 2003. Also contributing to the decline was an increase in renewal and trail commissions (which are not deferred), resulting in an increase in underwriting, acquisition and insurance expenses, net of deferrals, in the first three months of 2004 compared to the first three months of 2003.

Operating Results

Net investment income decreased $8.8 million, or 6.4%, to $129.1 million for the first three months of 2004 from $137.9 million for the first three months of 2003. The decrease was primarily the result of lower levels of average invested assets ($11,197.3 million in the first three months of 2004 as compared to $11,819.4 million in the first three months of 2003). Also contributing to the decrease was a decline in the weighted average investment yields to 4.64% for the first three months of 2004 from 4.69% for the first three months of 2003.

Net realized investment gains decreased $17.9 million to $1.1 million, or 94.2%, for the first three months of 2004 from $19.0 million for the first three months of 2003. For 2004, gross gains and (losses) were $2.1 million and $(1.0) million, respectively. There were no impairment losses recognized for the first three months of 2004. For 2003, gross gains and (losses) were $28.8 million and $(9.8) million, respectively. Impairment losses recognized for the first three months of 2003 were $2.8 million.

Variable product fees increased $6.6 million, or 27.6%, to $30.5 million for the first three months of 2004 from $23.9 million for the first three months of 2003. The increase in variable product fees primarily resulted from an increase in the daily average separate account values as a result of the increase in the equity markets.

Interest credited decreased $5.9 million, or 5.7%, to $97.6 million in the first three months of 2004 from $103.5 million in the first three months of 2003. This decrease was primarily attributable to the decline in the institutional stable value product liabilities.

Benefits and other changes in policy reserves include both activity related to future policy benefits on long-duration life and health products as well as claim costs incurred during the year under these contracts. Benefits and other changes in policy reserves increased $4.9 million, or 9.4%, to $57.3 million in the first three months of 2004 from $52.4 million in the first three months of 2003. The increase primarily relates to higher levels of claims experience on our life insurance products and higher benefits paid on our annuity products.

Underwriting, acquisition and insurance expenses, net of deferrals increased $9.3 million, or 38.4%, to $33.5 million in the first three months of 2004 from $24.2 million in the first three months of 2003. The increase was primarily due to an increase in renewal and trail commissions (which are not deferred), for the first three months of 2004 compared to the first three months of 2003.

Amortization of deferred acquisition costs and intangibles was $34.5 million for the first three months of 2004 and 2003. Deferred acquisition costs include costs and expenses, which vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs and the bonus feature of a certain variable annuity product. Under U.S. GAAP, these costs are deferred and recognized, over time, in relation to either premiums or gross profits underlying the contracts.

Provision for income taxes decreased $8.6 million, or 75.4%, to $2.8 million for the first three months of 2004 from $11.4 million for the comparable period in 2003. The effective tax rate of 30.1% for the first three months of 2004 was 1.3 percentage points lower than the effective tax rate of 31.4% for the comparable period in 2003. This decrease is primarily attributable to accumulated benefits from our state income tax filings.

Financial Condition

Total investments. Total investments increased $240.9 million, or 2.1% at March 31, 2004 from December 31, 2003. This increase was primarily due to an increase in unrealized investment securities gains resulting from changes in interest rates and credit spreads. Also contributing to the increase was an increase in securities lending in the first three months of 2004.

Investment securities comprise mainly investment grade debt securities. Investment securities were $9,767.9 million, including gross unrealized gains and (losses) of $427.8 million and ($44.5) million, respectively at March 31, 2004 and $9,666.7 million, including gross unrealized gains and (losses) of $278.7 million and ($71.1) million, respectively, at December 31, 2003. Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

We regularly review investment securities for impairment based on criteria that includes the extent to which cost exceeds market value, the duration of that market decline, and the financial health and specific prospects for the issuer. Of securities where carrying value exceeds fair value at March 31, 2004, approximately $15.0 million is at risk of being charged to earnings in the succeeding twelve months. There were no impairment losses recognized for the first three months of 2004. Impairment losses recognized for the first three months of 2003 were $2.8 million ($1.8 million after tax).

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contractholders. As of March 31, 2004, we held $8,192.3 million of separate account assets. The increase of $157.4 million, or 2.0%, from $8,034.9 million at December 31, 2003 was related primarily to favorable market performance of the underlying securities.

Future annuity and contract benefits. Future annuity and contract benefits decreased $175.9 million to $10,065.3 million at March 31, 2004 from $10,241.2 million at December 31, 2003. The decrease was primarily attributable to a decline in Guaranteed Investment Contract (“GIC”) liabilities, which resulted from scheduled maturities and management strategy. The decrease was also attributable to surrenders outpacing new sales of the fixed account investment option in variable annuities.

Liability for policy and contract claims. Liability for policy and contract claims increased $144.1 million, to $186.7 million at March 31, 2004 from $42.6 million at December 31, 2003. The increase was primarily attributable to pending GIC maturities and interest payments.

Other liabilities. Other liabilities increased $140.9 million, to $540.3 million at March 31, 2004 from $399.4 million at December 31, 2003. The increase was primarily attributable to the timing of settlement of trades related to investments resulting in increased balances payable to brokers.

Liquidity

For the three months ended March 31, 2004 and 2003 cash flows provided by (used in) operating and certain financing activities were $(74.3) million and $167.6 million, respectively. These amounts include net cash used in financing activities relating to investment contract issuances accounted for as deposit liabilities under U.S. GAAP and redemptions of $173.4 million and $8.9 million, respectively. We maintain a committed credit line with an indirect parent, GNA Corporation, of $500 million to provide liquidity to meet normal variation in cash. There was no amount outstanding as of March 31, 2004.

General Electric Capital Corporation, an indirect parent of the Company, has agreed to guarantee our obligations under specified funding agreements that were issued prior to November 18, 2003 and certain renewals with a final maturity on or before June 30, 2005. As of March 31, 2004, the aggregate amount outstanding of these funding agreements was approximately $1,175 million, of which those with put option notice periods of 90 days was $875 million, and those with put option notice periods of 30 days was $200 million.

Forward-Looking Statements

This document includes statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current beliefs or expectations and are inherently subject to significant uncertainties and changes in circumstances, many of which are beyond management’s control. Actual results may differ materially from these expectations due to potential downturns and volatility in equity markets, potential deviations from our assumptions regarding the future persistency of our contracts and other changes in global political, economic, business, competitive, market and regulatory factors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information omitted in accordance with general instructions H(2)(c).

Item 4.	Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2004 and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Lega l Proceedings

We, like other insurance companies, are involved in lawsuits, including class action lawsuits. In some class action and other lawsuits involving insurance companies, substantial damages have been sought and/or material settlement payments have been made. Except for the McBride case and the Allen/Maynard cases described below, the ultimate outcome of which, and any effect on us, cannot be determined at this time, management believes that at the present time there are no pending or threatened lawsuits that are reasonably likely to have a material adverse impact on our Condensed, Consolidated Financial Statements.

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

In addition, we were named as a defendant in three lawsuits brought by individuals claiming that William Maynard, one of our former dedicated sales specialists, and Anthony Allen, one of our former independent producers, converted customer monies and engaged in various fraudulent acts. All three cases, Monger v. Allen, Maynard, and GELAAC (filed October 24,2003), Warfel v. Allen, Maynard, adventure Publishing, and GELAAC (filed February 6, 2004), and Hanrick v. Allen, Maynard and GELAAC (filed March 10, 2004), are in their preliminary stages and are pending the state court of Cumberland County, North Carolina. The suits allege that GELAAC failed to properly supervise Allen and Maynard and that GELAAC is responsible for Allen and Maynard’s conduct. Specifically, Monger alleges conversion, negligence, fraudulent misrepresentation, constructive fraud, unfair and deceptive trade practices, violations of the Investment Company Act of 1940 and negligent supervision. Warfel alleges breach of contract, conversion, breach of fiduciary duty, fraud, constructive fraud, negligent misrepresentation, negligent supervision and unfair and deceptive trade practices. Hanrick alleges conversion, negligence, fraudulent misrepresentation, constructive fraud, unfair and deceptive trade practices, and negligent supervision. Each plaintiff seeks actual or specified damages, treble damages and punitive damages of an unspecified amount.

In October 2003, Allen and Maynard were arrested and charged with conversion by the Cumberland County, North Carolina authorities for allegedly failing to remit $30,000 in premium they received from a client to GELAAC. Allen has also been indicted by the Cumberland County, North Carolina authorities for converting the funds of numerous other individuals. The ultimate outcome, and any effect on us, of these suits, and any related or similar future suits or claims arising with respect to other similarly situated individuals cannot be determined at this time.

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

b. Reports on Form 8-K during the quarter ended March 31, 2004.

None

SIGN ATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE LIFE AND ANNUITY ASSURANCE COMPANY
(Registrant)

Date: May 4, 2004	By:	/s/ Kelly L. Groh

Kelly L. Groh
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2004	By:	/s/ John E. Karaffa

John E. Karaffa,
Vice President and Controller
(Principal Accounting Officer)