Form 10-Q
period 2004-06-30
GE LIFE & ANNUITY ASSURANCE CO
filed 2004-08-02
CIK 1156124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-69620

GE Life and Annuity Assurance Company

(Exact Name of Registrant as Specified in its Charter)

Delaware	54-0283385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6610 West Broad Street Richmond, Virginia	23230
(Address of Principal Executive Offices)	(Zip Code)

(804) 281-6000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐. No ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☒.

At August 2, 2004, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of GE Life and Annuity Assurance Company is not publicly traded.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statements of Current and Retained Earnings

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Net investment income	$84.4	$137.1	$213.5	$275.0
Net realized investment gains (losses)	2.0	(3.5)	3.1	15.5
Premiums	26.5	24.9	52.5	50.4
Cost of insurance	31.7	33.5	68.1	70.8
Variable product fees	(26.9)	25.8	3.6	49.7
Other income	1.3	9.9	10.4	17.2

Total revenues	119.0	227.7	351.2	478.6

Benefits and expenses:
Interest credited	49.8	103.1	147.4	206.6
Benefits and other changes in policy reserves	36.2	52.5	93.5	104.9
Underwriting, acquisition and insurance expenses, net of deferrals	1.8	28.5	35.3	52.7
Amortization of deferred acquisition costs and intangibles	43.4	30.9	77.9	65.4

Total benefits and expenses	131.2	215.0	354.1	429.6

Income (loss) before income taxes and cumulative effect of change in accounting principle	(12.2)	12.7	(2.9)	49.0
Provision (benefit) for income taxes	(162.6)	3.0	(159.8)	14.4

Income before cumulative effect of change in accounting principle	150.4	9.7	156.9	34.6
Cumulative effect of change in accounting principle, net of tax	—	—	0.7	—

Net income	$150.4	$9.7	$157.6	$34.6

Retained earnings at beginning of period	534.9	542.5	527.7	517.6
Dividends declared	(403.6)	—	(403.6)	—

Retained earnings at end of period	$281.7	$552.2	$281.7	$552.2

See Notes to Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Balance Sheets

(Dollar amounts in millions, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$6,912.5	$9,640.7
Equity securities available-for-sale, at fair value	23.9	26.0
Mortgage loans, net of valuation allowance	1,201.2	1,262.3
Policy loans	142.9	138.5
Short-term investments	14.9	99.6
Other invested assets	526.8	162.1

Total investments	8,822.2	11,329.2
Cash and cash equivalents	46.3	12.4
Accrued investment income	80.5	127.8
Deferred acquisition costs	226.8	897.0
Goodwill	57.5	117.3
Intangible assets	148.4	144.6
Reinsurance recoverable	2,835.1	160.7
Other assets	212.3	38.7
Deferred income tax asset	71.1	—
Separate account assets	8,190.1	8,034.9

Total assets	$20,690.3	$20,862.6

Liabilities and Shareholder’s Interest
Liabilities:
Future annuity and contract benefits	$9,873.1	$10,241.2
Liability for policy and contract claims	72.9	42.6
Other policyholder liabilities	234.6	147.8
Other liabilities	825.3	399.4
Deferred income tax liability	—	174.7
Separate account liabilities	8,190.1	8,034.9

Total liabilities	19,196.0	19,040.6

Shareholder’s interest:
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Additional paid-in capital	1,060.6	1,060.6
Net unrealized investment gains	7.0	87.7
Derivatives qualifying as hedges	(0.6)	0.4

Accumulated nonowner changes in shareholder’s interest:	6.4	88.1
Retained earnings	281.7	527.7

Total shareholder’s interest	1,494.3	1,822.0

Total liabilities and shareholder’s interest	$20,690.3	$20,862.6

See Notes to Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows From Operating Activities
Net income	$157.6	$34.6
Adjustments to reconcile net income to net cash from operating activities:
Change in reserves	154.9	235.3
Deferred income taxes	(214.9)	20.1
Other, net	(61.8)	(9.1)

Net cash from operating activities	35.8	280.9

Cash Flows From Investing Activities
Short-term investment activity, net	84.7	278.0
Proceeds from sales, and maturities of investment securities and other invested assets	827.1	2,069.9
Principal collected on mortgage and policy loans	148.5	110.1
Purchases of investment securities and other invested assets	(606.6)	(2,398.9)
Mortgage and policy loan originations	(145.1)	(219.7)

Net cash from investing activities	308.6	(160.6)

Cash Flows From Financing Activities
Proceeds from issuance of investment contracts	538.6	1,779.7
Redemption and benefit payments on investment contracts	(812.5)	(1,896.0)
Proceeds from short-term borrowings	153.7	164.1
Payments on short-term borrowings	(159.9)	(168.1)
Cash dividends to shareholders	(30.4)	—

Net cash from financing activities	(310.5)	(120.3)

Increase in Cash and Cash Equivalents	33.9	—
Cash and Cash Equivalents at Beginning of Period	12.4	—

Cash and Cash Equivalents at End of Period	$46.3	$—

See Notes to Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The accompanying condensed, consolidated quarterly financial statements represent GE Life and Annuity Assurance Company and its consolidated subsidiary, Assigned Settlement, Inc. (the “Company”, “we”, “us”, or “our” unless the context otherwise` requires). All significant intercompany transactions have been eliminated.

We principally offer annuity contracts, guaranteed investment contracts, funding agreements, and life insurance policies. We do business in the District of Columbia and all states, except New York.

We label our quarterly information using a calendar convention, that is, first quarter is consistently labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. It is our practice to establish actual interim closing dates using a “fiscal” calendar, which requires our businesses to close their books on a Saturday in order to normalize the potentially disruptive effects of quarterly closings on business processes. The effects of this practice are modest and only exist within a reporting year.

The accompanying condensed, consolidated quarterly financial statements are unaudited and have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC “). These condensed, consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the financial position, results of operations, and cash flow for the periods presented. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2003, contained in our Annual Report on Form 10-K, as of December 31, 2003. (SEC File Number 333-69620). Certain prior year amounts have been reclassified to conform with the current year presentation.

2.	Change in Ownership

On May 24, 2004, GE Financial Assurance Holdings, Inc. (“GEFAHI”) transferred substantially all of its assets to Genworth Financial, Inc. (“Genworth”), including all of the outstanding capital stock of GNA Corporation (“GNA”), our indirect parent, and 800 shares of our common stock that GEFAHI had held directly. As a result, we became an indirect, wholly-owned subsidiary of Genworth. On May 25, 2004, Genworth’s Class A common stock began trading on The New York Stock Exchange. Approximately 30% of Genworth’s common stock is now owned by public shareholders. GEFAHI continues to own approximately 70% of Genworth’s common stock.

On May 31, 2004, (1) Genworth contributed to GNA and GNA in turn contributed to General Electric Capital Assurance Company (“GECA”) 800 shares of our common stock and (2) Federal Home Life Insurance Company paid a dividend to GECA consisting of 2,378 shares of our common stock. As a result of the foregoing contribution and dividend, we became a direct, wholly-owned subsidiary of GECA while remaining an indirect, wholly-owned subsidiary of Genworth.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

3.	Nonowner Changes in Shareholder’s Interest

A summary of changes in shareholder’s interest that do not result directly from transactions with our shareholder follows:

	Three Months Ended June 30,
(In millions)	2004	2003
Net income	$150.4	$9.7
Unrealized gains (losses) on investment securities – net	(163.1)	76.6
Derivatives qualifying as hedges, net	(2.4)	2.3

Total	$(15.1)	$88.6

	Six Months Ended June 30,
(In millions)	2004	2003
Net income	$157.6	$34.6
Unrealized gains (losses) on investment securities – net	(80.7)	133.2
Derivatives qualifying as hedges, net	(1.0)	3.7

Total	$75.9	$171.5

4.	Recent Accounting Pronouncements

On January 1, 2004 we adopted American Institute of Certified Public Accountants Statement of Position 03-1 (“SOP 03-1”), Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 provides guidance on separate account presentation and valuation, accounting for sales inducements and classification and valuation of long-duration contract liabilities. Prior to adopting SOP 03-1, we held guaranteed minimum death benefits (“GMDB”) reserves. On January 1, 2004, the cumulative effect of change in accounting principle related to adopting SOP 03-1 was a $0.7 million benefit, net of taxes, for the change in reserves, less additional amortization of deferred acquisition costs, on variable annuity contracts with GMDBs.

As described in Note 6, on April 15, 2004 we reinsured our in-force variable annuity contracts, excluding the GE Retirement Answer product (“GERA™”), to an affiliate, effective as of January 1, 2004. We have continued to sell variable annuities and are retaining that business for our own account. This reinsurance transaction for the separate account of the variable annuity is structured as modified coinsurance. As such, the separate account assets remain with us, and essentially all separate account assets and liabilities relate to variable annuity contracts. Excluding this reinsurance block, the separate account liabilities include both variable annuity and variable life insurance contracts. Investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder for assets allocated to the separate account option. Our variable contracts also include fixed accounts, which are accounted for and recognized as general account assets and liabilities. Essentially all of our separate account guarantees are death benefits.

Our variable annuity contracts provide for a GMDB, which provides a minimum account value to be paid on the annuitant’s death. Our contractholders have the option to purchase, at an additional charge, a GMDB

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

rider that provides for enhanced death benefits. The minimum death benefit that we contractually guarantee to be paid on the annuitant’s death is either one of the following specified amounts or, in some cases, the greater of one or more of these amounts, with appropriate adjustment for amounts withdrawn from the policy, if any: (a) current account value, (b) return of premium, which is no less than net deposits made to the contract, (c) the highest contract value on a specified anniversary date (“ratchet”), (d) premium accumulated at a stated rate (“roll-up”), or (e) higher of the ratchet and roll-up. In addition, the company offers an Earnings Protection Rider (EPR), which pays a death benefit up to 40% of the gain in the contract. As well, GERA™, a variable deferred annuity, also provides for a GMDB.

The total account value (excluding the block of business reinsured through the transaction mentioned above) of our variable annuities with GMDBs, which includes both separate account and fixed account assets, was approximately $203.3 million and $592.9 million at January 1 and June 30, 2004, respectively, with related death benefit exposure (or net amount at risk) of approximately $0.0 million and $4.9 million at January 1 and June 30, 2004, respectively. The death benefit exposure for the EPR was $0.0 and $0.3 million at January 1, and June 30, 2004, respectively.

The following table presents our variable annuity exposure, net of reinsurance, by GMDB type at June 30, 2004:

	Account Value	Net Amount at Risk (a)
(Dollar amounts in millions)
Return of Premium	$366.8	$0.8
Ratchet	70.7	0.9
Roll-up	85.2	1.7
Ratchet & Roll-up	70.2	1.5

Total	$592.9	$4.9

(a)	Net amount at risk represents the guaranteed minimum death benefit exposure, in excess of the current account value, if all contractholders died at the balance sheet date.

The average attained age, of our variable annuity contractholders with GMDBs, weighted by net amount at risk, is 64 years of age as of June 30, 2004.

The liability for our GMDBs and EPR on variable annuity contracts net of reinsurance was $0.5 million at June 30, 2004. Benefits paid for GMDB and EPR, were $0.0 net of reinsurance, for the six months ended June 30, 2004. Incurred GMDB and EPR, net of reinsurance, was $0.5 million for the six months ended June 30, 2004.

The GMDB and EPR liability is determined by estimating the expected value of death benefits in excess of the projected account value (or death benefit up to the 40% of the gain in the contract for EPR) and recognizing the excess ratably over the accumulation period based on total expected assessments. We regularly evaluate estimates used and adjust the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions were used to determine the variable annuity GMDB and EPR liability at June 30, 2004: data used was 100 stochastically generated investment performance scenarios; geometric mean equity growth assumed to be 9.5% and volatility assumed to be 20% for the portion of account value invested in equity securities; mortality assumed to be 95% of the 1983 Basic Table mortality; lapse rates, which vary by contract type and duration, assumed to range from 1% to 25% and correspond closely to lapse rates used for deferred acquisition cost amortization; and discount rate assumed to be 8%.

The assets supporting the separate accounts of the variable contracts are primarily mutual fund equity securities and are reflected in our Condensed, Consolidated Balance Sheet at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contactholders for mortality, administrative, and other services are included in revenues. Changes in liabilities

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

for minimum guarantees are included in benefits and other changes in policy reserves. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Condensed, Consolidated Statement of Current and Retained Earnings. There were no gains or losses on transfers of assets from the general account to the separate account.

We defer sales inducements for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value upon making a deposit, and for fixed annuities with crediting rates higher than the contract’s expected ongoing crediting rates for periods after the inducement. Our sales inducement deferred prior to the adoption of SOP 03-1, which we included in unamortized deferred acquisition costs, were reinsured effective January 1, 2004. For the six months ended June 30, 2004, we deferred new sales inducements of $3.7 million. Deferred sales inducements are reported as separate intangible assets and amortized in benefits and other changes in policy reserves using the same methodology and assumptions used to amortize deferred acquisition costs. For the six months ended June 30, 2004, we amortized sales inducements of $0.0 million.

5.	Operating Segment Information

During the fourth quarter of 2003, we redefined our operating segments. Management realigned the business on a product line and market basis to intensify its focus on return on equity, optimum deployment of capital and distribution effectiveness. As a result of this change, our operations are conducted under two reporting segments corresponding to customer needs: Retirement Income and Investments and Protection. We also have a Corporate and Other segment. Prior to this change, our three reporting segments were Total Annuities, Life, and All Other. The Retirement Income and Investments segment provides investment products that include fixed and variable deferred annuities, guaranteed investment contracts and funding agreements, and variable life insurance. The Protection segment includes universal life insurance, interest sensitive life insurance and accident and health insurance. The Corporate and Other segment consists primarily of net realized investment gains (losses), interest and other financing expenses.

The following is a summary of operating segment activity:

	Three Months Ended June 30,
(In millions)	2004	2003
Revenues
Retirement Income and Investments	$9.6	$139.1
Protection	91.4	96.0
Corporate and Other	18.0	(7.4)

Total revenues	$119.0	$227.7

Income (loss) before income taxes and cumulative change in accounting principle
Retirement Income and Investments	$(42.9)	$15.6
Protection	14.0	1.8
Corporate and Other	16.7	(4.7)

Income (loss) before income taxes and cumulative effect of change in accounting principle	$(12.2)	$12.7

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
(In millions)	2004	2003
Revenues
Retirement Income and Investments	$137.6	$275.1
Protection	187.0	195.5
Corporate and Other	26.6	8.0

Total revenues	$351.2	$478.6

Income (loss) before income taxes and cumulative effect of change in accounting principle
Retirement Income and Investments	$(43.8)	$25.9
Protection	21.8	10.8
Corporate and Other	19.1	12.3

Income (loss) before income taxes and cumulative effect of change in accounting principle	$(2.9)	$49.0

The following is a summary of assets by operating segment:

(In millions)	June 30, 2004	December 31, 2003
Assets
Retirement Income and Investments	$16,692.0	$17,412.4
Protection	2,830.1	2,758.1
Corporate and Other	1,168.2	692.1

Total assets	$20,690.3	$20,862.6

6.	Reinsurance

On April 15, 2004, we entered into reinsurance transactions (“Reinsurance Transactions”) in which we ceded to Union Fidelity Life Insurance Company (“UFLIC”), an affiliate, substantially all of our in-force blocks of variable annuities and structured settlements. Our in-force variable annuity contracts, excluding the GERA™ product that was not reinsured, had aggregate general account reserves of $2.5 billion as of January 1, 2004. Our in-force structured settlements reinsured had aggregate policyholder reserves of $0.3 billion as of January 1, 2004. The Reinsurance Transactions were completed and accounted for at book value. We transferred investment assets to UFLIC in exchange for the reinsurance recoverable asset from UFLIC in the amount of $2.1 billion at January 1, 2004. We retained the assets that are attributable to the separate account portion of the variable annuity business and will make any payments with respect to that separate account portion directly from these assets. The Reinsurance Transactions will be reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit. Under these reinsurance agreements, we continue to perform various management, administration and support services and receive an expense allowance from UFLIC to reimburse us for costs we incur to service the reinsured blocks. Actual costs and expense allowance amounts will be determined by expense studies to be conducted periodically.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

Although we are not relieved of our primary obligations to the contractholders, the Reinsurance Transactions transfer the future financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under these reinsurance agreements, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee will administer the trust accounts and we will be permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC

Concurrently with the consummation of the Reinsurance Transactions, we paid a dividend to our shareholders consisting of cash and securities. A portion of this dividend, together with amounts paid by certain of our affiliates, was used by GE Financial Assurance Holdings, Inc. to make a capital contribution to UFLIC. The aggregate value of the dividend was $403.6 million, consisting of cash in the amount of $30.4 million and securities in the amount of $373.2 million.

As part of the Reinsurance Transactions, we were not able to transfer any goodwill as the Reinsurance Transactions do not constitute the disposition of a business. However, as the reinsurance transactions represent a significant portion of our operations, we were required to test goodwill for impairment and recognized an impairment charge of $59.8 million in the Retirement Income & Investment reporting unit for the three months ended June 30, 2004 as a result of the Reinsurance Transactions. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003

Operating Results

Net investment income decreased $52.7 million, or 38.4%, to $84.4 million for the three months ended June 30, 2004 from $137.1 million for the comparable 2003 period. The decrease was primarily the result of the reinsurance transactions, which resulted in the transfer of investment income on assets backing general account reserves for variable annuities and structured settlements, effective January 1, 2004. Net investment income in the amount of $28.8 million was recognized in the three months ended March 31, 2004 and subsequently ceded upon the execution of the reinsurance transactions in the second quarter 2004.

Net realized investment gains(losses) increased $5.5 million to $2.0 million for the three months ended June 30, 2004 from a loss of $(3.5) million for the comparable 2003 period. For 2004, gross realized investment gains and (losses) were $3.3 million and $(1.3) million, respectively. For 2003, gross realized gains and (losses) were $12.9 million and $(16.4) million, respectively. There were no impairment losses recognized in the three month period ended June 30, 2004. Impairment losses recognized as part of gross realized losses in the three months ended June 30, 2003 were $11.6 million.

Premiums increased $1.6 million, or 6.4%, to $26.5 million for the three months ended June 30, 2004 from $24.9 million in the comparable 2003 period. The increase in premiums was due primarily to higher sales of our Medicare supplement product.

Cost of insurance decreased $1.8 million, or 5.4% to $31.7 million for the three months ended June 30, 2004 from $33.5 million in the comparable 2003 period. The decrease was primarily due to the runoff of certain universal life policies.

Variable product fees decreased $52.7 million to $(26.9) million for the three months ended June 30, 2004 from $25.8 million in the comparable 2003 period. The decrease in variable product fees was due primarily to the reinsurance transactions, which ceded the majority of variable annuities in-force at December 31, 2003. Variable product fees in the amount of $29.0 million were recognized in the three months ended March 31, 2004 and subsequently ceded on April 15, 2004, effective as of January 1, 2004.

Other income decreased $8.6 million, or 86.9%, to $1.3 million for the three months ended June 30, 2004 from $9.9 million in the comparable 2003 period. The decrease was due primarily to the reinsurance transactions, which ceded the majority of variable annuities in-force at December 31, 2003. Other income, which includes surrender fees, in the amount of $6.0 million were recognized in the three months ended March 31, 2004 and subsequently ceded in the second quarter 2004.

Interest credited decreased $53.3 million, or 51.7%, to $49.8 million in the three months ended June 30, 2004 from $103.1 million in the comparable 2003 period. The decrease was primarily due to the reinsurance transactions executed during the second quarter 2004. Interest credited to variable annuities and structured settlements in the amounts of $19.0 million and $3.6 million, respectively, were recognized in the three months ended March 31, 2004 and subsequently ceded in the second quarter 2004. Also contributing to the decrease was a decline in the institutional stable value product liabilities, resulting in a decrease of interest credited in the amount of $10.1 million during the second quarter of 2004.

Benefits and other changes in policy reserves include both activity related to future policy benefits on long-duration life and health products as well as claim costs incurred during the year under these contracts. Benefits and other changes in policy reserves decreased $16.3 million, or 31.0%, to $36.2 million in the three months ended June 30, 2004 from $52.5 million in the comparable 2003 period. The decrease was primarily due to the reinsurance transactions executed during the second quarter 2004. Benefits and other changes in policy reserves in the amount of $8.8 million were recognized in the three months ended March 31, 2004 and subsequently ceded in the second quarter 2004. Also contributing to the decrease were lower levels of claims experience on our life insurance policies.

Underwriting, acquisition and insurance expenses, net of deferrals decreased $26.7 million, or 93.7%, to $1.8 million in the three months ended June 30, 2004 from $28.5 million in the comparable 2003 period. The decrease was primarily due to the reinsurance transactions executed in the second quarter 2004. Underwriting, acquisition and insurance expenses in the amount of $9.8 million were recognized in the three months ended March 31, 2004 and subsequently ceded in the second quarter 2004. Also contributing to the decrease was a decline in legal fees and acquisition expenses in the Protection segment.

Amortization of deferred acquisition costs and intangibles increased $12.5 million, or 40.4%, to $43.4 million for the three months ended June 30, 2004, from $30.9 million in the comparable 2003 period. Deferred acquisition costs include costs and expenses, which vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs and the bonus feature of a certain variable annuity product. Under U.S. GAAP, these costs are deferred and recognized, over time, in relation to either premiums or gross profits underlying the contracts. The increase was due to the reinsurance transactions executed in the second quarter 2004. As a result of these reinsurance transactions, we recognized a goodwill impairment of $59.8 million in the three months ended June 30, 2004, which was partially offset by the $25.9 million in amortization of deferred acquisition costs and intangibles which were recognized in the three months ended March 31, 2004 and subsequently ceded in the second quarter 2004.

Provision (benefit) for income taxes decreased $165.6 million to a benefit of $162.6 million for the three months ended June 30, 2004 from an expense of $3.0 million for the comparable 2003 period. The decrease in tax provision was primarily attributable to the tax benefit associated with the reinsurance transactions. The reinsurance transactions were completed and accounted for at book value. The reinsurance transactions will be reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit for the three months ended June 30, 2004.

Income (loss) before income taxes and cumulative effect of change in accounting principle decreased $24.9 million to a loss of $12.2 million for the three months ended from $12.7 million in the comparable 2003 period. The decrease in income was primarily due to the goodwill impairment charge of $59.8 million as a result of the reinsurance transaction in the three months ended June 30, 2004. The decrease in income resulting from goodwill impairment was partially offset by higher income from our Protection segment and higher realized gains in our Corporate segment. The decline in income in the Retirement Income and Investments segment was due primarily to the $59.8 million goodwill impairment change offset by income attributable to recording the effect of the reinsurance transaction of $12.8 million. The increase of $12.2 million in our Protection segment was primarily due to lower legal and acquisition expenses. The increase in our Corporate segment is primarily due to no impairment losses recognized in the second quarter 2004 compared to impairment losses of $11.6 million recognized in the second quarter 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003

Operating Results

Net investment income decreased $61.5 million, or 22.4%, to $213.5 million for the first six months of 2004 from $275.0 million for the first six months of 2003. Of the decrease, $47.1 million was the result of the reinsurance transactions executed in the second quarter 2004. Also contributing to the decrease was a decline in the average invested assets as a result of lower levels of institutional stable value products.

Net realized investment gains (losses) decreased $12.4 million, or 80.0%, to $3.1 million, for the first six months of 2004 from $15.5 million for the first six months of 2003. For 2004, gross gains and (losses) were $5.4 million and $(2.3) million, respectively. For 2003, gross realized investment gains and (losses) were $41.7 million and $(26.2)

million, respectively. The decline in gross realized investment gains and gross realized losses is primarily due to lower portfolio turnover for the six months ended June 30, 2004. There were no impairment losses recognized for the first six months of 2004. Impairment losses recognized for the first six months 2003 were $14.4 million ($9.4 million after taxes).

Premiums increased $2.1 million, or 4.2%, to $52.5 million for the first six months ended June 30, 2004 from $50.4 million in the comparable 2003 period. The increase in premiums was primarily due to higher sales of our Medicare supplement product.

Cost of insurance decreased $2.7 million, or 3.8% to $68.1 million for the first six months ended June 30, 2004 from $70.8 million in the comparable 2003 period. The decrease was primarily due to the runoff of certain universal life policies.

Variable product fees decreased $46.1 million, or 92.8%, to $3.6 million for the first six months of 2004 from $49.7 million for the first six months of 2003. The decrease in variable product fees was primarily due to the reinsurance transactions executed during the second quarter 2004.

Other income decreased $6.8 million, or 39.5%, to $10.4 million for the six months ended June 30, 2004 from $17.2 million in the comparable 2003 period. The decrease was due primarily from the reinsurance transactions, which ceded the majority of variable annuities in-force at December 31, 2003.

Interest credited decreased $59.2 million, or 28.7%, to $147.4 million in the first six months of 2004 from $206.6 million in the first six months of 2003. The decrease was primarily due to the reinsurance transactions executed during the second quarter 2004. Also contributing to the decrease was the decline in the institutional stable value product liabilities.

Benefits and other changes in policy reserves decreased $11.4 million, or 10.9%, to $93.5 million in the first six months of 2004 from $104.9 million in the first six months of 2003. The decrease was primarily due to the reinsurance transactions executed during the second quarter 2004.

Underwriting, acquisition and insurance expenses, net of deferrals decreased $17.4 million, or 33.0%, to $35.3 million in the first six months of 2004 from $52.7 million in the first six months of 2003. The decrease was primarily due to the reinsurance transactions executed during the second quarter 2004. Also contributing to the decrease was a decline in legal fees and acquisition expenses in the Protection segment.

Amortization of deferred acquisition costs and intangibles increased $12.5 million, or 19.1%, to $77.9 for the first six months of 2004 from $65.4 in the first six months of 2003. The increase was due to the reinsurance transactions executed in the second quarter 2004. As a result of these reinsurance transactions, we recognized a goodwill impairment of $59.8 million in the three and six months ended June 30, 2004, which was partially offset by a decline in amortization of deferred acquisition costs associated with ceded variable annuities in the second quarter 2004.

Provision (benefit) for income taxes decreased $174.2 million to a benefit of $159.8 million for the first six months of 2004 from an expense of $14.4 million in the first six months of 2003. The decrease in tax provision was primarily attributable to the tax benefit associated with the reinsurance transactions. The reinsurance transactions were completed and accounted for at book value. The reinsurance transactions will be reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit for the six months ended June 30, 2004.

Income (loss) before income taxes and cumulative change in accounting principle decreased $51.9 million, or to a loss of $2.9 million for the first six months of 2004 from $49.0 million for the first six months of 2003. The decrease in income was primarily due to a goodwill impairment charge of $59.8 as a result of the reinsurance transaction in the three months ended June 30, 2004. This decrease was partially offset by lower legal and acquisition expenses in the Protection segment.

Financial Condition

Total investments. Total investments decreased $2,507.0 million, or 22.1%, to $8,822.2 million at June 30, 2004 from $11,329.2 million at December 31, 2003. This decrease was primarily due to the reinsurance transactions with UFLIC, which transferred assets backing the general account portion of the ceded variable annuities and structured settlements. Also contributing to the decrease were investments paid as a dividend in the amount of $373.2 million

Investment securities comprise mainly investment grade debt securities. Investment securities were $6,936.4 million, including gross unrealized gains and (losses) of $129.2 million and ($99.8) million, respectively at June 30, 2004 and $9,666.7 million, including gross unrealized gains and (losses) of $278.7 million and ($71.1) million, respectively, at December 31, 2003.

We regularly review investment securities for impairment based on criteria that includes the extent to which cost exceeds market value, the duration of that market decline, and the financial health and specific prospects for the issuer. Of securities where carrying value exceeds fair value at June 30, 2004, approximately $10 million is at risk of being charged to earnings in the succeeding twelve months. There were no impairment losses recognized for the first six months of 2004. Impairment losses recognized for the first six months of 2003 were $14.4 million ($9.4 million after tax).

We engage in certain securities lending transactions, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturities in the Condensed, Consolidated Balance Sheet.

Cash collateral received on securities lending transactions is invested in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Non-cash collateral, such as a security received by us, is not reflected in our assets in the Condensed, Consolidated Balance Sheet as we have no right to sell or repledge the collateral. The fair value of collateral held and included in other invested assets was $465.4 million and $102.7 million at June 30, 2004 and December 31, 2003, respectively.

Deferred acquisition costs. Deferred acquisition costs decreased $670.2 million to $226.8 million at June 30, 2004 from $897.0 million at December 31, 2003. The decrease was primarily attributable to the reinsurance transactions executed during the second quarter 2004.

Reinsurance recoverable. Reinsurance recoverable increased $2,674.4 million to $2,835.1 million at June 30, 2004 from $160.7 million at December 31, 2003. The increase was primarily attributable to the reinsurance transactions executed during the second quarter 2004.

Deferred income tax asset. Deferred income tax asset increased $245.8 million to $71.1 million at June 30, 2004 from a deferred tax liability of $174.7 million at December 31, 2003. The increase was primarily attributable to the reinsurance transactions executed during the second quarter 2004. The reinsurance transactions will be reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contractholders. As of June 30, 2004, we held $8,190.1 million of separate account assets. The increase of $155.2 million, or 1.9%, from $8,034.9 million at December 31, 2003 was related primarily to favorable market performance of the underlying securities. This increase was partially offset by benefits paid exceeding new deposits for the six months ended June 30, 2004. .

Future annuity and contract benefits. Future annuity and contract benefits decreased $368.1 million to $9,873.1 million at June 30, 2004 from $10,241.2 million at December 31, 2003. The decrease was primarily attributable to a decline in institutional stable value product liabilities, which resulted from scheduled maturities and management strategy. The decrease was also attributable to the reinsurance transactions executed in the second quarter of 2004. The transactions transferred future annuity and contract benefits related to structured settlements in the amount of $128.9 million.

Other liabilities. Other liabilities increased $425.9 million, to $825.3 million at June 30, 2004 from $399.4 million at December 31, 2003. The increase was primarily due to increases in the securities lending program and amounts due to brokers.

Liquidity and Capital Resources

For the six months ended June 30, 2004 and 2003 cash flows provided from operating and certain financing activities were $(238.1) million and $164.6 million, respectively. For the six months ended June 30, 2004, net cash used in financing activities relating to investment contract issuances accounted for as deposit liabilities under U.S. GAAP and redemptions were $538.6 million and $812.5 million, respectively. We maintain a committed credit line with an indirect parent, GNA Corporation, of $500.0 million to provide liquidity to meet normal variation in cash. There was no amount outstanding as of June 30, 2004.

As an insurance business, cash flows from operating and financing activities, as premiums and deposits collected from our insurance and investment products net of redemptions and benefits paid, are invested if positive and investments are used if negative. Net cash from investing activities was $308.6 million and $(160.6) million for the six months ended June 30, 2004 and 2003, respectively. The increase was primarily the result of lower cash from operating activities and a decrease of cash provided by financing activities.

As of June 30, 2004 we had approximately $1,175.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days but can be less than 30 days. GE Capital has agreed to guarantee our obligations under certain annually renewable funding agreements that were issued prior to November 18, 2003, and certain renewals with a final maturity on or before June 30, 2005. This guarantee covers our obligation to contractholders and requires us to reimburse GE Capital for any such payments made to contractholders under the guarantee. As of June 30, 2004, the aggregate amount outstanding of funding agreements guaranteed by GE Capital was approximately $1,075.0 million. As of June 30, 2004, our funding agreements with put option notice periods of 90 days were $575.0 million and those with put option notice periods of 30 days were $50.0 million.

Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the following:

Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, unexpected changes in mortality and morbidity rates, accelerated amortization of deferred acquisition costs and present value of future profits, impairment of the value of goodwill, insufficiency of reserves, illiquid investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory actions, political or economic instability and the threat of terrorism.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information omitted in accordance with General Instructions H (2)(c).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2004

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class actions. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, claims payment and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary duties to customers. In our investment-related operations, we are or may become subject to litigation involving commercial disputes with counterparties or others and class action and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers or breached fiduciary or other duties to customers. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, state insurance regulatory authorities and other authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance, investment and other laws and regulations.

Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages. Given the large or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, an adverse outcome in certain matters in addition to those described below could have a material adverse effect on our financial condition or results of operations.

We were named as a defendant in a lawsuit, McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co., related to the sale of universal life insurance policies. The complaint was filed on November 1, 2000, in Georgia state court as a class action on behalf of all persons who purchased certain of our universal life insurance policies and alleges improper practices in connection with the sale and administration of universal life policies. The plaintiffs sought unspecified compensatory and punitive damages. On December 1, 2000, we removed the case to the U.S. District Court for the Middle District of Georgia. No class has been certified. We have vigorously denied liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003, to settle the case on a nationwide class action basis. The settlement provides benefits to the class, and allows us to continue to serve our customers’ needs undistracted by disruptions caused by litigation. The settlement documents have been finalized and submitted to the court for approval. The court has preliminarily approved the settlement and will hold a final fairness hearing on August 12, 2004 to determine whether to give final approval to the settlement. In the third quarter of 2003, we accrued $50 million in reserves relating to this litigation, which represents our best estimate of bringing this matter to conclusion. The precise amount of payments in this matter cannot be estimated because they are dependent upon court approval of the class and related settlement, the number of individuals who ultimately will seek relief in the claim form process of any approved class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms and the nature of the relief to which they are entitled. Additionally, class members may elect to exclude themselves from the class action settlement. We were recently named as a defendant in one lawsuit brought by three such individuals. However, we cannot determine at this point whether or how many other class members who have excluded themselves from the class action will initiate individual actions against us, or the effect of such suits or claims, including one pending case, on our financial condition, results of operations or reputation.

In addition, we were named as a defendant in five lawsuits brought by individuals claiming that William Maynard, one of our former dedicated sales specialists, and Anthony Allen, one of our former independent producers, converted customer monies and engaged in various fraudulent acts. All five cases, Monger v. Allen, Maynard, and GE Life and Annuity Assurance Company (“GELAAC”) (filed October 24, 2003), Warfel v. Allen, Maynard, adVenture Publishing, and GELAAC (filed February 6, 2004), Hanrick v. Allen, Maynard and GELAAC (filed March 10, 2004), Modlin v. Allen, et al. (filed June 17, 2004), and Clark v. Allen, et al. (filed June 25, 2004), are in their preliminary stages and are pending the state court of Cumberland County, North Carolina. The suits allege that GELAAC failed to properly supervise Allen and Maynard and that GELAAC is responsible for Allen’s and Maynard’s conduct. Specifically, Monger alleges conversion, negligence, fraudulent misrepresentation, constructive fraud, unfair and deceptive trade practices, violations of the Investment Company Act of 1940 and negligent supervision. Warfel alleges breach of contract, conversion, breach of fiduciary duty, fraud, constructive fraud, negligent misrepresentation, negligent supervision and unfair and deceptive trade practices. Hanrick alleges conversion, negligence, fraudulent misrepresentation, constructive fraud, unfair and deceptive trade practices, and negligent supervision. Modlin and Clark make similar allegations. The total amount allegedly invested by the plaintiffs in all three actions is approximately $2.5 million. The plaintiff in Monger seeks damages of $1.2 million, the plaintiff in Warfel seeks damages of $1.4 million, the plaintiff in Hanrick seeks damages of $650,000, the plaintiffs in Modlin and Clark seek unspecified compensatory damages. In addition, each plaintiff seeks treble damages, as well as punitive damages of an unspecified amount. In October, 2003, Allen and Maynard were arrested and charged with conversion in Cumberland County, North Carolina for allegedly failing to remit $30,000 in premiums that they received from a client to GELAAC. Allen has also been indicted in Cumberland County, North Carolina for converting the funds of numerous other individuals. Although we cannot determine the ultimate outcome of these suits, we do not believe they will have a material effect on our financial condition or results of operations. However, we cannot determine whether any related or similar suits or claims will be asserted against us in the future, or the effect of such suits or claims on our financial condition, results of operations or reputation.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K during the quarter ended June 30, 2004.

On April 15, 2004, we filed a current report on Form 8-K reporting that we entered into two reinsurance agreements with Union Fidelity Life Insurance Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE LIFE AND ANNUITY ASSURANCE COMPANY (Registrant)

Date: August 2, 2004	By:	/s/ Kelly L. Groh
Kelly L. Groh, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2004	By:	/s/ John E. Karaffa
John E. Karaffa, Vice President and Controller (Principal Accounting Officer)