Form 10-Q
period 2004-09-30
GE LIFE & ANNUITY ASSURANCE CO
filed 2004-10-29
CIK 1156124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

At October 29, 2004, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of GE Life and Annuity Assurance Company is not publicly traded.

		Page
PART I – FINANCIAL INFORMATION

Item 1	Condensed, Consolidated Financial Statements

	Condensed, Consolidated Statements of Current and Retained Earnings for the three and nine months ended September 30, 2004 and September 30, 2003 (Unaudited)	1

	Condensed, Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003	2

	Condensed, Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003 (Unaudited)	3

	Notes to Condensed, Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

PART I - FINANCIAL INFORMATION

Item 1. Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statements of Current and Retained Earnings

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Net investment income	$100.0	$135.4	$313.5	$410.0
Net realized investment gains (losses)	4.0	(5.6)	7.1	10.3
Premiums	25.0	30.2	77.5	80.6
Cost of insurance	35.8	31.2	103.9	102.0
Variable product fees	2.5	27.9	6.1	77.6
Other income	7.2	8.0	17.6	25.2

Total revenues	174.5	227.1	525.7	705.7

Benefits and expenses:
Interest credited	71.8	102.4	219.2	309.0
Benefits and other changes in policy reserves	48.5	56.8	142.0	161.7
Underwriting, acquisition and insurance expenses, net of deferrals	16.0	70.7	51.3	123.4
Amortization of deferred acquisition costs and intangibles	9.3	34.2	87.2	99.6

Total benefits and expenses	145.6	264.1	499.7	693.7

Income (loss) before income taxes and cumulative effect of change in accounting principle	28.9	(37.0)	26.0	12.0

Provision (benefit) for income taxes	9.9	(15.1)	(149.9)	(0.7)

Income (loss) before cumulative effect of change in accounting principle	19.0	(21.9)	175.9	12.7

Cumulative effect of change in accounting principle, net of tax	—	—	0.7	—

Net income (loss)	$19.0	$(21.9)	$176.6	$12.7

Retained earnings at beginning of period	281.7	552.2	527.7	517.6

Dividends declared	—	—	(403.6)	—

Retained earnings at end of period	$300.7	$530.3	$300.7	$530.3

See Notes to Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Balance Sheets

(Dollar amounts in millions except share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$7,001.7	$9,640.7
Equity securities available-for-sale, at fair value	23.8	26.0
Mortgage loans, net of valuation allowance	1,182.4	1,262.3
Policy loans	144.8	138.5
Short-term investments	148.4	99.6
Other invested assets	544.1	162.1

Total investments	9,045.2	11,329.2

Cash and cash equivalents	69.1	12.4
Accrued investment income	86.2	127.8
Deferred acquisition costs	240.3	897.0
Goodwill	57.5	117.3
Intangible assets	127.1	144.6
Reinsurance recoverable	2,774.7	160.7
Other assets	70.0	38.7
Deferred income tax asset	10.9	—
Separate account assets	8,061.8	8,034.9

Total assets	$20,542.8	$20,862.6

Liabilities and Shareholder’s Interest
Liabilities:
Future annuity and contract benefits	$9,765.0	$10,241.2
Liability for policy and contract claims	105.1	42.6
Other policyholder liabilities	257.8	147.8
Other liabilities	770.5	399.4
Deferred income tax liability	—	174.7
Separate account liabilities	8,061.8	8,034.9

Total liabilities	18,960.2	19,040.6

Shareholder’s interest:
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Additional paid-in capital	1,060.6	1,060.6
Accumulated nonowner changes in shareholder’s interest:
Net unrealized investment gains	74.7	87.7
Derivatives qualifying as hedges	1.0	0.4

Accumulated nonowner changes in shareholder’s interest	75.7	88.1
Retained earnings	300.7	527.7

Total shareholder’s interest	1,582.6	1,822.0

Total liabilities and shareholder’s interest	$20,542.8	$20,862.6

See Notes to Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statements of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net income	$176.6	$12.7
Adjustments to reconcile net income to net cash from operating activities:
Change in reserves	222.7	396.0
Deferred income taxes	(192.0)	(2.4)
Other, net	74.3	142.2

Net cash from operating activities	281.6	548.5

Cash flows from investing activities
Short-term investment activity, net	(48.7)	53.8
Proceeds from sales, and maturities of investment securities and other invested assets	1,347.7	3,032.8
Principal collected on mortgage and policy loans	193.1	228.5
Purchases of investment securities and other invested assets	(1,087.9)	(3,455.4)
Mortgage and policy loan originations	(172.8)	(374.4)

Net cash from investing activities	231.4	(514.7)

Cash flows from financing activities
Proceeds from issuance of investment contracts	614.9	2,503.9
Redemption and benefit payments on investment contracts	(1,034.6)	(2,501.9)
Proceeds from short-term borrowings	164.1	322.4
Payments on short-term borrowings	(170.3)	(340.5)
Cash dividends to shareholders	(30.4)	—

Net cash from financing activities	(456.3)	(16.1)

Net change in cash and cash equivalents	56.7	17.7
Cash and cash equivalents at beginning of period	12.4	—

Cash and cash equivalents at end of period	$69.1	$17.7

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

We principally offer annuity contracts, guaranteed investment contracts, funding agreements, Medicare supplement insurance and life insurance policies. We do business in all states, except New York, and in the District of Columbia.

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

The accompanying condensed, consolidated quarterly financial statements are unaudited and have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC ”). These condensed, consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the financial position, results of operations, and cash flow for the periods presented. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2003, contained in our Annual Report on Form 10-K, as of December 31, 2003. (SEC File Number 333-69620). Certain prior year amounts have been reclassified to conform with the current year presentation.

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

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

3. Nonowner Changes in Shareholder’s Interest

A summary of changes in shareholder’s interest that do not result directly from transactions with our shareholder follows:

	Three Months Ended September 30,
(In millions)	2004	2003
Net income (loss)	$19.0	$(21.9)
Unrealized gains (losses) on investment securities – net	67.7	(68.1)
Derivatives qualifying as hedges, net	1.6	(5.4)

Total	$88.3	$(95.4)

	Nine Months Ended September 30,
(In millions)	2004	2003
Net income	$176.6	$12.7
Unrealized gains (losses) on investment securities – net	(13.0)	65.1
Derivatives qualifying as hedges, net	0.6	(1.7)

Total	$164.2	$76.1

4. Recent Accounting Pronouncements

On January 1, 2004 we adopted American Institute of Certified Public Accountants Statement of Position 03-1 (“SOP 03-1”), Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 provides guidance on separate account presentation and valuation, accounting for sales inducements to contractholders and classification and valuation of long-duration contract liabilities. The cumulative effect of change in accounting principle related to adopting SOP 03-1 was a $0.7 million benefit, net of taxes, for the change in reserves, less additional amortization of deferred acquisition costs, on variable annuity contracts with guaranteed minimum death benefits..

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

Our variable annuity contracts provide for a guaranteed minimum death benefit (“GMDB”), which provides a minimum account value to be paid on the annuitant’s death. Our contractholders have the option to purchase,

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

at an additional charge, a GMDB rider that provides for enhanced death benefits. The minimum death benefit that we contractually guarantee to be paid on the annuitant’s death is either one of the following specified amounts or, in some cases, the greater of one or more of these amounts, with appropriate adjustment for amounts withdrawn from the policy, if any: (a) current account value, (b) return of premium, which is no less than net deposits made to the contract, (c) the highest contract value on a specified anniversary date (“ratchet”), (d) premium accumulated at a stated rate (“roll-up”), or (e) higher of the ratchet and roll-up. In addition, the Company offers an Earnings Protection Rider (EPR), which pays a death benefit up to 40% of the gain in the contract. GERA™, a variable deferred annuity and two variable annuity riders, the Guaranteed Income Advantage and Principal Protection Advantage, also provides for a GMDB.

The total account value (excluding the block of business reinsured through the transaction mentioned above) of our variable annuities with GMDBs, which includes both separate account and fixed account assets, was approximately $203.3 million and $770.4 million at January 1 and September 30, 2004, respectively, with related death benefit exposure (or net amount at risk) of approximately $0.0 million and $6.2 million at January 1 and September 30, 2004, respectively. The death benefit exposure for the EPR was $0.0 and $0.4 million at January 1, and September 30, 2004, respectively.

The following table presents our variable annuity exposure, net of reinsurance, by GMDB type at September 30, 2004:

	Account Value	Net Amount at Risk (a)
(Dollar amounts in millions)
Return of Premium	$445.8	$0.7
Ratchet	107.7	1.0
Roll-up	126.3	2.3
Ratchet & Roll-up	90.6	2.2

Total	$770.4	$6.2

(a)	Net amount at risk represents the guaranteed minimum death benefit exposure, in excess of the current account value, if all contractholders died at September 30, 2004.

The average attained age of our variable annuity contractholders with GMDBs, weighted by net amount at risk, is 63 years of age as of September 30, 2004.

The liability for our GMDBs and EPR on variable annuity contracts net of reinsurance was $0.3 million at September 30, 2004. Benefits paid for GMDB and EPR were $0.0, net of reinsurance, for the nine months ended September 30, 2004. Incurred GMDB and EPR, net of reinsurance, was $0.3 million for the nine months ended September 30, 2004.

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

The following assumptions were used to determine the variable annuity GMDB and EPR liability at September 30, 2004: data used was 1,000 stochastically generated investment performance scenarios; geometric mean equity growth assumed to be 8.9% and volatility assumed to be 20% for the portion of account value invested in equity securities; mortality assumed to be 95% of the 1983 Basic Table mortality; lapse rates, which vary by contract type and duration, assumed to range from 1% to 25% and correspond closely to lapse rates used for deferred acquisition cost amortization; and discount rate assumed to be 8%.

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

We defer sales inducements to contractholders for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value upon making a deposit, and for fixed annuities with crediting rates higher than the contract’s expected ongoing crediting rates for periods after the inducement. Our sales inducements to contractholders deferred prior to the adoption of SOP 03-1, which we included in unamortized deferred acquisition costs, were reinsured effective January 1, 2004. For the nine months ended September 30, 2004, we deferred new sales inducements to contractholders of $4.7 million. Deferred sales inducements to contractholders are reported as separate intangible assets and amortized in benefits and other changes in policy reserves using the same methodology and assumptions used to amortize deferred acquisition costs. For the nine months ended September 30, 2004, we amortized sales inducements to contractholders of $0.0 million.

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

The following is a summary of operating segment activity:

	Three Months Ended September 30,
(In millions)	2004	2003
Revenues
Retirement Income and Investments	$68.1	$139.1
Protection	95.0	96.7
Corporate and Other	11.4	(8.7)

Total revenues	$174.5	$227.1

Income (loss) before income taxes and cumulative change in accounting principle
Retirement Income and Investments	$8.4	$16.8
Protection	10.6	3.8
Corporate and Other	9.9	(57.6)

Income (loss) before income taxes and cumulative effect of change in accounting principle	$28.9	$(37.0)

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2004	2003
Revenues
Retirement Income and Investments	$205.7	$414.2
Protection	282.0	292.2
Corporate and Other	38.0	(0.7)

Total revenues	$525.7	$705.7

Income (loss) before income taxes and cumulative effect of change in accounting principle
Retirement Income and Investments	$(35.4)	$42.7
Protection	32.4	14.6
Corporate and Other	29.0	(45.3)

Income before income taxes and cumulative effect of change in accounting principle	$26.0	$12.0

The following is a summary of assets by operating segment:

(In millions)	September 30, 2004	December 31, 2003

Assets
Retirement Income and Investments	$16,328.4	$17,412.4
Protection	2,775.4	2,758.1
Corporate and Other	1,439.0	692.1

Total assets	$20,542.8	$20,862.6

6. Reinsurance

On April 15, 2004, we entered into reinsurance transactions (“Reinsurance Transactions”) in which we ceded to Union Fidelity Life Insurance Company (“UFLIC”), an affiliate, substantially all of our in-force blocks of variable annuities and structured settlements. Our in-force variable annuity contracts, excluding the GERA™ product that was not reinsured, had aggregate general account reserves of $2.5 billion as of January 1, 2004. Our in-force structured settlements reinsured had aggregate policyholder reserves of $0.3 billion as of January 1, 2004. The Reinsurance Transactions were completed and accounted for at book value. We transferred investment assets to UFLIC in exchange for the reinsurance recoverable asset from UFLIC in the amount of $2.1 billion at January 1, 2004. At September 30, 2004, there were $7.3 billion in retained assets attributable to the separate account portion of the variable annuity business and we will make any payments with respect to that separate account portion directly from these assets. The Reinsurance Transactions will be reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit. Under these reinsurance agreements, we continue to perform various management, administration and support services and receive an expense allowance from UFLIC to reimburse us for costs we incur to service the reinsured blocks. Actual costs and expense allowance amounts will be determined by expense studies to be conducted periodically.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements

(Unaudited)

Although we are not relieved of our primary obligations to the contractholders, the Reinsurance Transactions transfer the future financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under these reinsurance agreements, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee will administer the trust accounts and we will be permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC.

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

As part of the Reinsurance Transactions, we were not able to transfer any goodwill, as the Reinsurance Transactions do not constitute the disposition of a business. However, as the reinsurance transactions represent a significant portion of our operations, we were required to test goodwill for impairment and recognized an impairment charge of $59.8 million in the Retirement Income & Investment reporting unit for the three months ended June 30, 2004 as a result of the Reinsurance Transactions. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Operating Results

Net investment income decreased $35.4 million, or 26.1%, to $100.0 million for the three months ended September 30, 2004 from $135.4 million for the comparable 2003 period. The decrease was primarily the result of lower levels of average invested assets due to the reinsurance transactions. Average invested assets for the three months ended September 30, 2004 were $8,876.9 million compared to $12,099.8 million for the three months ended September 30, 2003.

Net realized investment gains(losses) increased $9.6 million to $4.0 million for the three months ended September 30, 2004 from a loss of $(5.6) million for the comparable 2003 period. For 2004, gross realized investment gains and (losses) were $5.4 million and $(1.4) million, respectively. For 2003, gross realized gains and (losses) were $18.4 million and $(24.0) million, respectively. There were no impairment losses recognized in the three month period ended September 30, 2004. Impairment losses recognized as part of gross realized losses in the three months ended September 30, 2003 were $11.4 million.

Premiums decreased $5.2 million, or 17.2%, to $25.0 million for the three months ended September 30, 2004 from $30.2 million in the comparable 2003 period. The decrease was primarily due to lower sales of our Medicare supplement products. Also contributing to the decrease was run-off of a block of whole life policies.

Cost of insurance increased $4.6 million, or 14.7% to $35.8 million for the three months ended September 30, 2004 from $31.2 million in the comparable 2003 period. The increase was primarily due to reclassifications made in 2003 related to reinsured business partially offset by a decrease due to the run-off block of universal life products.

Variable product fees decreased $25.4 million to $2.5 million for the three months ended September 30, 2004 from $27.9 million in the comparable 2003 period. The decrease in variable product fees was due primarily to the reinsurance transactions, which ceded the majority of variable annuities in-force at December 31, 2003. The decrease was partially offset by variable product fees associated with new business not included in the reinsurance transaction.

Other income decreased $0.8 million, or 10.0%, to $7.2 million for the three months ended September 30, 2004 from $8.0 million in the comparable 2003 period. The decrease was due primarily to the reinsurance transactions, which ceded the majority of variable annuities in-force at December 31, 2003. Lower surrender fees associated with variable annuities were partially offset by higher surrender fees associated with universal life in the third quarter 2004 compared to the third quarter 2003.

Interest credited decreased $30.6 million, or 29.9%, to $71.8 million in the three months ended September 30, 2004 from $102.4 million in the comparable 2003 period. The decrease was primarily due to the reinsurance transactions executed during the second quarter 2004. Interest credited to variable annuities and structured settlements decreased by $17.7 million and $3.7 million, respectively, in the third quarter of 2004 compared to the third quarter 2003. Also contributing to the decrease was a decline in the institutional stable value product liabilities, resulting in a decrease of interest credited in the amount of $7.7 million during the third quarter of 2004.

Benefits and other changes in policy reserves include both activity related to future policy benefits on long-duration life and health products as well as claim costs incurred during the year under these contracts. Benefits and other changes in policy reserves decreased $8.3 million, or 14.6%, to $48.5 million in the three months ended September 30, 2004 from $56.8 million in the comparable 2003 period. The decrease was primarily due to excess guaranteed death benefits paid in 2003 relating to certain variable annuities that were reinsured in 2004.

Underwriting, acquisition and insurance expenses, net of deferrals decreased $54.7 million, or 77.4%, to $16.0 million in the three months ended September 30, 2004 from $70.7 million in the comparable 2003 period. The decrease was primarily due to a $50.0 million litigation reserve and additional legal expenses recorded in the third quarter of 2003.

Amortization of deferred acquisition costs and intangibles decreased $24.9 million, or 72.8%, to $9.3 million for the three months ended September 30, 2004, from $34.2 million in the comparable 2003 period. Deferred acquisition costs include costs and expenses, which vary with and are primarily related to the acquisition of insurance and investment contracts. These costs and expenses include commissions, printing, underwriting, policy issuance costs and the bonus feature of a certain variable annuity product. Under U.S. GAAP, these costs are deferred and recognized, over time, in relation to either premiums or gross profits underlying the contracts. The decrease was primarily due to the reinsurance transactions executed in the second quarter 2004. Also contributing to the decrease was lower amortization of deferred acquisition costs and intangibles associated with universal life products in run-off.

Provision (benefit) for income taxes increased $25.0 million to $9.9 million for the three months ended September 30, 2004 from a benefit of $15.1 million for the comparable 2003 period. The effective tax rate decreased to 34.3% for the three months ended September 30, 2004 from 40.8% for the three months ended September 30, 2003. The decrease was primarily due to tax-exempt income and the dividend-received deduction, which each had the effect of decreasing the effective tax rate when applied to pre-tax income in the three months ended September 30, 2004 compared to the effect of increasing the effective tax rate when applied to the pre-tax loss in the three months ended September 30, 2003. The impact of these items was partially offset by an increase in the effective tax rate related to state income taxes.

Income (loss) before income taxes and cumulative effect of change in accounting principle increased $65.9 million to $28.9 million for the three months ended September 30, 2004 from a loss of $37.0 million in the comparable 2003 period. The increase was primarily due to a $50.0 million litigation reserve and additional legal expenses recorded in the third quarter of 2003. Also contributing to the increase were net realized investment gains in the amount of $4.0 million in the third quarter 2004 compared to net realized investment losses of $5.6 million in the third quarter 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Operating Results

Net investment income decreased $96.5 million, or 23.5%, to $313.5 million for the first nine months of 2004 from $410.0 million for the first nine months of 2003. The decrease was primarily the result of lower levels of average invested assets due to the reinsurance transactions. Average invested assets for the nine months ended September 30, 2004 were $9,368.4 million compared to $11,959.6 million for the nine months ended September 30, 2003.

Net realized investment gains (losses) decreased $3.2 million, or 31.1%, to $7.1 million, for the first nine months of 2004 from $10.3 million for the first nine months of 2003. For 2004, gross gains and (losses) were $10.8 million and $(3.7) million, respectively. For 2003, gross realized investment gains and (losses) were $60.1 million and $(49.8) million, respectively. The decline in gross realized investment gains and gross realized (losses) is primarily due to lower portfolio turnover for the nine months ended September 30, 2004. There were no impairment losses recognized for the first nine months of 2004. Impairment losses recognized for the first nine months 2003 were $26.0 million ($16.9 million after taxes).

Premiums decreased $3.1 million, or 3.8%, to $77.5 million for the first nine months ended September 30, 2004 from $80.6 million in the comparable 2003 period. The decrease was primarily attributable to the run-off of a block of whole life policies. Also contributing to the decrease was lower premiums from our Medicare supplement product.

Cost of insurance increased $1.9 million, or 1.9% to $103.9 million for the first nine months ended September 30, 2004 from $102.0 million in the comparable 2003 period. The increase was primarily due to reclassifications made in 2003 related to reinsured business partially offset by a decrease due to the run-off block of universal life products.

Variable product fees decreased $71.5 million, or 92.1%, to $6.1 million for the first nine months of 2004 from $77.6 million for the first nine months of 2003. The decrease in variable product fees was primarily due to the reinsurance transactions executed during the second quarter 2004.

Other income decreased $7.6 million, or 30.2%, to $17.6 million for the nine months ended September 30, 2004 from $25.2 million in the comparable 2003 period. The decrease in other income, which includes surrender fees, was due primarily from the reinsurance transactions, which ceded the majority of variable annuities in-force at December 31, 2003.

Interest credited decreased $89.8 million, or 29.1%, to $219.2 million in the first nine months of 2004 from $309.0 million in the first nine months of 2003. The decrease was primarily due to the reinsurance transactions executed during the second quarter 2004. Also contributing to the decrease was the decline in the institutional stable value product liabilities.

Benefits and other changes in policy reserves decreased $19.7 million, or 12.2%, to $142.0 million in the first nine months of 2004 from $161.7 million in the first nine months of 2003. The decrease was primarily due to excess guaranteed death benefits paid in 2003 relating to certain variable annuities that were reinsured in 2004.

Underwriting, acquisition and insurance expenses, net of deferrals decreased $72.1 million, or 58.4%, to $51.3 million in the first nine months of 2004 from $123.4 million in the first nine months of 2003. The decrease was primarily due a $50.0 million litigation reserve recorded in 2003. Also contributing to the decrease was the reinsurance transactions executed during the second quarter 2004.

Amortization of deferred acquisition costs and intangibles increased $12.4 million, or 12.5%, to $87.2 for the first nine months of 2004 from $99.6 in the first nine months of 2003. The increase was due to the reinsurance transactions executed in the second quarter 2004. As a result of these reinsurance transactions, we recognized a goodwill impairment of $59.8 million in the nine months ended September 30, 2004, which was partially offset by a decline in amortization of deferred acquisition costs associated with ceded variable annuities.

Benefit for income taxes increased $149.2 million to a benefit of $149.9 million for the first nine months of 2004 from a benefit of $0.7 million in the first nine months of 2003. The increase in tax benefit was primarily attributable to the tax benefit associated with the Reinsurance Transaction. The Reinsurance Transaction was completed and accounted for at book value. The Reinsurance Transaction will be reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit for the nine months ended September 30, 2004. The tax benefit related to the Reinsurance Transaction was partially offset by tax expense related to an impairment charge on Goodwill.

Income (loss) before income taxes and cumulative change in accounting principle increased $14.0 million to $26.0 million for the first nine months of 2004 from $12.0 million in the first nine months of 2003. The increase in income was primarily due to higher legal and professional fees including a $50 million litigation reserve recorded in the nine months ended September 30, 2003, partially offset by a goodwill impairment charge in the nine months ended September 30, 2004.

Financial Condition

Total investments. Total investments decreased $2,284.0 million, or 20.2%, to $9,045.2 million at September 30, 2004 from $11,329.2 million at December 31, 2003. This decrease was primarily due to the reinsurance transactions with UFLIC, which transferred assets backing the general account portion of the ceded variable annuities and structured settlements. Also contributing to the decrease were investments paid as a dividend in the amount of $373.2 million.

Investment securities comprise mainly investment grade debt securities. Investment securities were $7,025.5 million, including gross unrealized gains and (losses) of $203.6 million and ($46.0) million, respectively at September 30, 2004 and $9,666.7 million, including gross unrealized gains and (losses) of $278.7 million and ($71.1) million, respectively, at December 31, 2003.

We regularly review investment securities for impairment based on criteria that includes the extent to which cost exceeds market value, the duration of that market decline, and the financial health and specific prospects for the issuer. Of securities where carrying value exceeds fair value at September 30, 2004, approximately $10 million is at risk of being charged to earnings in the succeeding twelve months. There were no impairment losses recognized for the first nine months of 2004. Impairment losses recognized for the first nine months of 2003 were $25.8 million ($16.8 million after tax).

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

Cash collateral received on securities lending transactions is invested in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Non-cash collateral, such as a security received by us, is not reflected in our assets in the Condensed, Consolidated Balance Sheet as we have not repledged or sold the collateral. The fair value of collateral held and included in other invested assets was $484.9 million and $102.7 million at September 30, 2004 and December 31, 2003, respectively.

Deferred acquisition costs. Deferred acquisition costs decreased $656.7 million to $240.3 million at September 30, 2004 from $897.0 million at December 31, 2003. The decrease was primarily attributable to the reinsurance transactions executed during the second quarter 2004.

Reinsurance recoverable. Reinsurance recoverable increased $2,614.0 million to $2,774.7 million at September 30, 2004 from $160.7 million at December 31, 2003. The increase was primarily attributable to the reinsurance transactions executed during the second quarter 2004.

Deferred income tax asset. Deferred income tax asset increased $185.6 million to $10.9 million at September 30, 2004 from a deferred tax liability of $174.7 million at December 31, 2003. The increase was primarily attributable to the reinsurance transactions executed during the second quarter 2004. The reinsurance transactions will be reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contractholders. As of September 30, 2004, we held $8,061.8 million of separate account assets. The increase of $26.9 million, or 0.3%, from $8,034.9 million at December 31, 2003 was related primarily to favorable market performance of the underlying securities. This increase was partially offset by benefits paid exceeding new deposits for the nine months ended September 30, 2004.

Future annuity and contract benefits. Future annuity and contract benefits decreased $476.2 million to $9,765.0 million at September 30, 2004 from $10,241.2 million at December 31, 2003. The decrease was primarily attributable to a decline in institutional stable value product liabilities, which resulted from scheduled maturities and management strategy of reducing floating rate funding agreements. The decrease was also attributable to the reinsurance transactions executed in the second quarter of 2004. The transactions transferred future annuity and contract benefits related to structured settlements in the amount of $128.9 million.

Other liabilities. Other liabilities increased $371.1 million to $770.5 million at September 30, 2004 from $399.4 million at December 31, 2003. The increase was primarily due to increases in the securities lending program and amounts due to brokers.

Liquidity and Capital Resources

For the nine months ended September 30, 2004 and 2003 cash flows provided from operating and certain financing activities were $(138.1) million and $550.5 million, respectively. For the nine months ended September 30, 2004, net cash used in financing activities relating to investment contract issuances accounted for as deposit liabilities under U.S. GAAP and redemptions were $614.9 million and $1,034.6 million, respectively. We maintain a committed credit line with an indirect parent, GNA Corporation, of $500.0 million to provide liquidity to meet normal variation in cash. There was no amount outstanding as of September 30, 2004.

As an insurance business, cash flows from operating and financing activities, as premiums and deposits collected from our insurance and investment products net of redemptions and benefits paid, are invested if positive and investments are used if negative. Net cash from investing activities was $231.4 million and $(514.7) million for the nine months ended September 30, 2004 and 2003, respectively. The increase was primarily the result of lower cash from operating activities and a decrease of cash provided by financing activities.

As of September 30, 2004 we had approximately $1,175.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days but can be less than 30 days. GE Capital has agreed to guarantee our obligations under certain annually renewable funding agreements that were issued prior to November 18, 2003, and certain renewals with a final maturity on or before June 30, 2005. This guarantee covers our obligation to contractholders and requires us to reimburse GE Capital for any such payments made to contractholders under the guarantee. As of September 30, 2004, the aggregate amount outstanding of funding agreements guaranteed by GE Capital was approximately $975.0 million. As of September 30, 2004, our funding agreements with put option notice periods of 90 days were $525.0 million and those with put option notice periods of 30 days were $50.0 million.

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

Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, unexpected changes in mortality and morbidity rates, accelerated amortization of deferred acquisition costs and present value of future profits, impairment of the value of goodwill, decreases in the volume of mortgage originations, insufficiency of reserves, illiquid investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory actions or investigations, political or economic instability and the threat of terrorism.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Information omitted in accordance with General Instructions H (2)(c).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2004

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to legal and regulatory actions in the ordinary course of our businesses, including class actions. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payment and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. In our investment-related operations, we are or may become subject to litigation involving commercial disputes with counterparties or others and class action and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers or breached fiduciary or other duties to customers. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. In addition, state insurance regulatory authorities and other authorities regularly make inquiries and conduct investigations concerning our compliance with applicable insurance, investment and other laws and regulations.

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

We were named as a defendant in a lawsuit, McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co., related to the sale of universal life insurance policies. The complaint was filed on November 1, 2000, in Georgia state court as a class action on behalf of all persons who purchased certain of our universal life insurance policies and alleges improper practices in connection with the sale and administration of universal life policies. The plaintiffs sought unspecified compensatory and punitive damages. On December 1, 2000, we removed the case to the U.S. District Court for the Middle District of Georgia. We have vigorously denied liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003, to settle the case on a nationwide class action basis. The settlement provides benefits to the class, and allows us to continue to serve our customers’ needs undistracted by disruptions caused by litigation. The court gave final approval to the settlement on August 12, 2004. In the third quarter of 2003, we accrued $50 million in reserves relating to this litigation, which represents our best estimate of bringing this matter to conclusion. The precise amount of payments in this matter cannot be estimated because they are dependent upon the number of individuals who ultimately will seek relief in the claim form process of the class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms and the nature of the relief to which they are entitled. That process is currently underway. In addition, approximately 650 class members elected to exclude themselves from the class action settlement. We have been named as a defendant in five lawsuits brought by 41 such individuals. However, we cannot determine at this point whether or how many other class members who have excluded themselves from the class action will initiate individual actions against us, or the effect of such suits or claims, including the five pending cases, on our financial condition, results of operations or reputation.

In addition, we were named as a defendant in five lawsuits brought by individuals claiming that William Maynard, one of our former dedicated sales specialists, and Anthony Allen, one of our former independent producers, converted customer monies and engaged in various fraudulent acts. The five cases are, Monger v. Allen, Maynard, and GE Life and Annuity Assurance Company (“GELAAC”) (filed October 24, 2003), Warfel v. Allen, Maynard, adVenture Publishing, and GELAAC (filed February 6, 2004), Hanrick v. Allen, Maynard and GELAAC (filed March 10, 2004), Modlin v. Allen, et al. (filed June 17, 2004), and Clark v. Allen, et al. (filed June 25, 2004). The Monger and Hanrick cases have been settled. The remaining three cases are in their preliminary stages and are pending in the state court of Cumberland County, North Carolina. The suits allege that GELAAC failed to properly supervise Allen and Maynard and that GELAAC is responsible for Allen’s and Maynard’s conduct. Specifically, Warfel alleges breach of contract, conversion, breach of fiduciary duty, fraud, constructive fraud, negligent misrepresentation, negligent supervision and unfair and deceptive trade practices. Modlin and Clark make similar allegations. The total amount allegedly invested by the plaintiffs in the three unresolved actions is approximately $883,000. The plaintiff in Warfel seeks damages of $1.4 million and the plaintiffs in Modlin and Clark seek unspecified compensatory damages. In addition, each plaintiff seeks treble damages, as well as punitive damages of an unspecified amount. In October 2003, Allen and Maynard were arrested and charged with conversion in Cumberland County, North Carolina for allegedly failing to remit $30,000 in premiums that they received from a client to GELAAC. Allen has also been indicted in Cumberland County, North Carolina for converting the funds of numerous other individuals. Although we cannot determine the ultimate outcome of these suits, we do not believe they will have a material effect on our financial condition or results of operations. However, we cannot determine whether any related or similar suits or claims will be asserted against us in the future, or the effect of such suits or claims on our financial condition, results of operations or reputation.

Regulatory Developments

With respect to the New York State Attorney General’s recent industry-wide investigation regarding the practice of paying “contingent commissions” to insurance brokers, we have not received a subpoena or other inquiry from the New York State Attorney General. In general, however, we are subject to various regulatory inquiries from state and federal regulators and other authorities. Some of these inquiries are specific to us, and others are generally applicable to business practices in the industry in which we operate. The industry-wide inquiries include those regarding distribution and service provider compensation arrangements, market timing and late trading in variable annuity contracts, and variable annuity sales practices/exchanges. We have received and responded to such inquiries and follow-up inquiries, and will continue to be responsive. Our responses include our response to a New York State Attorney General subpoena received in the fall of 2003 regarding market timing and late trading in variable products and mutual funds, with respect to which we have not received any follow-up from the New York State Attorney General. We have also responded to the Securities and Exchange Commission’s, NASD’s, and state regulators’ general requests, examination requests, subpoenas and/or follow-up requests, on these industry-wide inquiries. These and potentially other inquiries, investigations and/or legal actions may continue in the future and could result in legal precedents and/or new industry-wide regulation or practices that could adversely affect our business.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 31.1	Certification of Pamela S. Schutz

Exhibit 31.2	Certification of J. Kevin Helmintoller

Exhibit 32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Pamela S. Schutz

Exhibit 32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – J. Kevin Helmintoller

b.	Reports on Form 8-K during the quarter ended September 30, 2004.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE LIFE AND ANNUITY ASSURANCE COMPANY
(Registrant)

Date: October 29, 2004	By:	/s/ J. Kevin Helmintoller
J. Kevin Helmintoller,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)