Form 10-K
period 2004-12-31
GE LIFE & ANNUITY ASSURANCE CO
filed 2005-03-01
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

At February 28, 2005, 25,651 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000.00 per share were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at February 28, 2005. None.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

PART I

Item 1. Business

GE Life and Annuity Assurance Company (the “Company”, “we”, “us”, or “our” unless context otherwise requires) is a stock life insurance company operating under a charter granted by the Commonwealth of Virginia on March 21, 1871 as The Life Insurance Company of Virginia. General Electric Capital Corporation (“GE Capital”) acquired us from Aon Corporation on April 1, 1996. GE Capital subsequently contributed us to its wholly owned subsidiary, GE Financial Assurance Holdings, Inc., (“GEFAHI”) and ultimately the majority of the outstanding common stock to General Electric Capital Assurance Company (“GECA” or “GE Capital Assurance”). As part of an internal reorganization of GE Financial Assurance’s insurance subsidiaries, the Harvest Life Insurance Company (“Harvest”) merged into us on January 1, 1999. At this time we were renamed GE Life and Annuity Assurance Company. Harvest’s former parent, Federal Home Life Insurance Company (“Federal”), received our common stock in exchange for its interest in Harvest.

On May 24, 2004, GEFAHI transferred substantially all of its assets to Genworth Financial, Inc. (“Genworth”), including all of the outstanding capital stock of GNA Corporation (“GNA”), our indirect parent and 800 shares of our common stock that GEFAHI had held directly. As a result, we became an indirect, wholly-owned subsidiary of Genworth. On May 25, 2004, Genworth’s Class A common stock began trading on The New York Stock Exchange. Approximately 30% of Genworth’s common stock is now owned by public shareholders. GEFAHI continues to own approximately 70% of Genworth’s common stock.

On May 31, 2004, (1) Genworth contributed to GNA and GNA in turn contributed to GECA 800 shares of our common stock and (2) Federal paid a dividend to GECA consisting of 2,378 shares of our common stock. As a result of the foregoing contribution and dividend, we became a direct, wholly-owned subsidiary of GECA while remaining an indirect, wholly-owned subsidiary of Genworth.

We principally offer annuity contracts, guaranteed investment contracts, funding agreements, Medicare supplement insurance and life insurance policies. We do business in all states, except New York, and in the District of Columbia. Our principal offices are located at 6610 West Broad Street, Richmond, Virginia 23230.

We are one of a number of subsidiaries of Genworth, a company that, through its subsidiaries, provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products, primarily in North America. Our product offerings are divided along two segments of consumer needs: (1) Retirement Income and Investments and (2) Protection. We also have a Corporate and Other segment, which consists primarily of net realized investment gains (losses), interest and other financing expenses and unallocated corporate income, expenses and income taxes.

Our financial information, including the information contained in this report filed on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to the above mentioned reports, will be made available upon request. Alternatively, reports filed with the United States Securities and Exchange Commission (“SEC”) may be viewed or obtained at the SEC Public Reference Room in Washington, D.C., or at the SEC’s Internet site at www.sec.gov.

Strategy

We believe that changes in demographics such as the increased number of baby boomers entering middle and late middle age, longer life expectancies due to healthy lifestyles and medical advances and the reduction in government and employer-sponsored benefit programs have increased and will continue to increase, the demand for innovative products and services to solve financial needs and challenges. Our strategy is designed to take advantage of these trends by offering a broad array of insurance and investment products and services to meet key consumer financial needs at each stage of life.

Operating Segments

During 2003, we redefined our operating segments. Management realigned the business on a product line and market basis to intensify its focus on return on equity, optimum deployment of capital and distribution effectiveness. As a result of this change, our operations are conducted under two reporting segments corresponding to customer needs: 1) Retirement Income and Investments and 2) Protection.

We also have a Corporate and Other segment, which consists primarily of net realized investment gains (losses), interest and other financing expenses and unallocated corporate income, expenses and income taxes.

Retirement Income and Investments Segment

We offer deferred annuities (variable and fixed) and variable life insurance to a broad range of individual consumers who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income and seek to protect against outliving their assets. We also offer guaranteed investment contracts (“GICs”) and funding agreements as investment products to qualified institutional buyers.

Protection Segment

Our Protection segment includes universal life insurance, interest-sensitive whole life insurance and Medicare supplement insurance. Life insurance products provide protection against financial hardship after the death of an insured by providing cash payment to the beneficiaries of the policyholder. Medicare supplement insurance provides coverage for Medicare-qualified expenses that are not covered by Medicare because of applicable deductibles or maximum limits.

Item 2. Properties.

We conduct our business from various facilities, all of which are leased except for one building in Richmond, Virginia, which we own.

Item 3. Legal Proceedings.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. This scrutiny includes the commencement of investigations and other proceedings by the New York State Attorney General and other governmental authorities relating to allegations of improper conduct in connection with the payment of, and the failure to disclose, contingent commissions by insurance companies to insurance brokers and agents, the solicitation and provision of fictitious or inflated quotes and the use of inducements to brokers or companies in the sale of insurance products. We have not received a subpoena or inquiry from the State of New York with respect to these matters. As part of industry-wide inquiries in this regard, we have received inquiries and informational requests from federal and state regulatory authorities. We are cooperating with these regulatory authorities in connection with their inquiries.

Recent industry-wide inquiries also include those regarding market timing and late trading in variable annuity contracts, variable annuity sales practices/exchanges and electronic communication document retention practices. In this regard, we responded in late 2003 to a New York State Attorney General subpoena regarding market timing and late trading in variable products and mutual funds. We have not received any further inquiries from the New York State Attorney General regarding this matter.

Although we do not believe that the current investigations and proceedings will have a material adverse effect on our business, financial condition or results of operations, we cannot assure you that this will be the case. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In any event, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation.

In our investment-related operations, we are subject to, and may become subject to further litigation involving commercial disputes with counterparties or others and class action and other litigation alleging, among other things, that we made improper or inadequate disclosures in connection with the sale of assets and annuity and investment products or charged excessive or impermissible fees on these products, recommended unsuitable products to customers or breached fiduciary or other duties to customers. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships.

We were named as a defendant in a lawsuit, McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co., related to the sale of universal life insurance policies. The complaint was filed on November 1, 2000, in Georgia state court, as a class action on behalf of all persons who purchased certain universal life insurance policies and alleges improper practices in connection with the sale and administration of universal life policies. The plaintiffs sought unspecified compensatory and punitive damages. On December 1, 2000, we removed the case to the U.S. District Court for the Middle District of Georgia. We have vigorously denied liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003 to settle the case on a nationwide class basis. The settlement provides benefits to the class, and allows us to continue to serve our customers’ needs undistracted by disruptions caused by litigation. The court gave final approval to the settlement on August 12, 2004. In the third quarter of 2003, we accrued $50 million in reserves relating to this litigation, which represents our best estimate of bringing this matter to conclusion. The precise amount of payments in this matter cannot be estimated because they are dependent upon the number of individuals who ultimately will seek relief in the claim form process of the class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms and the nature of the relief to which they are entitled. That process is currently underway. In addition, approximately 650 class members elected to exclude themselves from the class action settlement. In the fourth quarter of 2004, we reached an agreement in principle to settle the threatened claims of policyholders who had excluded approximately 512 policies from the class action settlement. At that time, we accrued a reserve for the settlement in principle. We have also been named as a defendant in six lawsuits brought by 67 class members who elected to exclude themselves from the class action settlement. We cannot determine at this point whether or how many other class members who have excluded themselves from the class action will initiate individual actions against us, or the effect of such suits or claims, including the six pending lawsuits, on our financial condition, results of operations or business reputation.

In addition, we were named as a defendant in five lawsuits brought by individuals claiming that William Maynard, one of our former dedicated sales specialists, and Anthony Allen, one of our former independent producers, converted customer monies and engaged in various fraudulent acts. The five cases are, Monger v. Allen, Maynard, and GE Life and Annuity Assurance Company (“GELAAC”) (filed October 24, 2003), Warfel v. Allen, Maynard, adVenture Publishing, and GELAAC (filed February 6, 2004), Hanrick v. Allen, Maynard and GELAAC (filed March 10, 2004), Modlin v. Allen, et al. (filed June 17, 2004), and Clark v. Allen, 66 et al. (filed June 25, 2004). The Monger and Hanrick cases have been settled. The remaining three cases are in their preliminary stages and are pending in the state court of Cumberland County, North Carolina. The suits allege that GELAAC failed to properly supervise Allen and Maynard and that GELAAC is responsible for Allen’s and Maynard’s conduct. Specifically, Monger alleged conversion, negligence, fraudulent misrepresentation, constructive fraud, unfair and deceptive trade practices, violations of the Investment Company Act of 1940 and negligent supervision. Warfel alleged breach of contract, conversion, breach of fiduciary duty, fraud, constructive fraud, negligent misrepresentation, negligent supervision and unfair and deceptive trade practices. Hanrick alleged conversion, negligence, fraudulent misrepresentation, constructive fraud, unfair and deceptive trade practices and negligent supervision. Modlin and Clark make similar allegations. The total amount allegedly invested by the plaintiffs in the three unresolved actions is approximately $883,000. The plaintiff in Warfel seeks damages of $1.4 million and the plaintiffs in Modlin and Clark seek unspecified compensatory damages. In addition, each plaintiff seeks treble damages, as well as punitive damages of an unspecified amount. Additionally, in the fourth quarter of 2004, we reached an agreement in principle to settle the threatened claims of a putative class of individuals who had dealings with Allen and Maynard. At that time we accrued a reserve for the settlement in principle. In October 2003, Allen and Maynard were arrested and charged with conversion in Cumberland County, North Carolina for allegedly failing to remit $30,000 in premiums that they received from a client to GELAAC. Allen has also been indicted in Cumberland County, North Carolina for converting the funds of numerous other individuals. We cannot determine the ultimate outcome of these suits or whether any related or similar suits or claims will be asserted against us in the future, or the effect of such suits or claims on our financial condition, results of operations or reputation.

Item 4. Submission of Matters to a Vote of Security Holders.

Information omitted in accordance with General Instruction I (2)(c).

PART II

Item 5. Market For the Registrant’s Common Equity and Related Shareholder Matters

At December 31, 2004, all of our common stock, our sole class of common equity on the date hereof, is owned by GE Capital Assurance. Accordingly, there is no public trading market for our common equity.

As previously discussed, our ability to pay dividends is restricted by state insurance law.

Item 6. Selected Financial Data

Information omitted in accordance with General Instruction I (2)(a).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of the consolidated financial condition and results of our operations should be read in conjunction with our Consolidated Financial Statements and the notes thereto included herein.

Cautionary note regarding forward-looking statements

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

Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, unexpected changes in mortality and morbidity rates, accelerated amortization of deferred acquisition costs and present value of future profits, impairment of the value of goodwill, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, illiquidity of investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory actions or investigations, political or economic instability and the threat of terrorism, terrorist acts, unexpected changes in mortality, morbidity and unemployment rates, accelerated amortization of deferred acquisition costs and present value of future profits, goodwill impairments, medical advances such as genetic mapping research, unexpected changes in persistency rates, increases in statutory reserve requirements and changes in tax and securities laws.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Operating Results

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Overview.    Net income in 2004 was $199.4 million, a $179.7 million increase from 2003. The increase is primarily due to a tax benefit increase of $140.2 million resulting primarily from reinsurance transactions entered into in 2004, in which we ceded to Union Fidelity Life Insurance Company (“UFLIC”), an affiliate, substantially all of our in-force blocks of variable annuities and structured settlements. The reinsurance transactions with UFLIC were completed and accounted for at book value and will be reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit for the year ended December 31, 2004. Also contributing to the increase was a $50.0 million litigation reserve in 2003 and an increase in investment income of $42.0 million in our corporate and other segment associated with an increase in invested assets not allocated to the operating segments. These amounts were partially offset by a goodwill impairment charge of $59.8 million in 2004 resulting from the reinsurance transactions with UFLIC.

Net investment income.    Net investment income decreased $117.0 million, or 21.7%, to $421.0 million in 2004 from $538.0 million in 2003. The decrease was primarily a result of a $2,554.9 million, or 21.7%, decline in average invested assets. The decline in average invested assets was due primarily to the reinsurance transactions with UFLIC. Also contributing to the decrease in average invested assets was a decline in outstanding institutional stable value liabilities.

Net realized investment gains.    Net realized investment gains (losses) consist of gross realized investment gains and gross realized investment (losses), including charges related to impairments. Net realized investment gains (losses) increased $1.8 million to $5.7 million in 2004 from $3.9 million in 2003. For 2004, gross realized gains and (losses) were $10.7 million and $(5.0) million, respectively. Realized losses for 2004 included $0.9 million of impairments that were primarily attributable to fixed-maturity and equity securities. For 2003, gross realized gains and (losses) were $80.2 million and $(76.3) million, respectively. Realized losses for 2003 included $26.4 million of impairments, primarily attributable to fixed-maturity and equity securities.

Premiums.    Premiums decreased $7.2 million, or 6.9% to $96.8 million in 2004 from $104.0 million in 2003. The decrease was primarily due to our Medicare supplement product. Medicare supplement premiums were down $8.3 million in 2004 driven by a reduction in due premiums offset by growth in new business and in-force premium rate actions.

Cost of Insurance.    Cost of insurance decreased $10.9 million, or 7.1% to $142.2 million in 2004 from $153.1 million in 2003. The decrease was due primarily to a decline of universal life policies in-force.

Variable product fees.    Variable product fees decreased $96.9 million to $9.4 million in 2004 from $106.3 million in 2003. The decrease in variable product fees was primarily due to the reinsurance transactions with UFLIC in which we ceded, effective January 1, 2004, the majority of our in-force variable annuities.

Other income.    Other income decreased $10.7 million, or 30.1%, to $24.8 million in 2004 from $35.5 million in 2003. The decrease was due primarily to lower surrender fees attributable to the reinsurance transactions with UFLIC.

Interest credited.    Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited decreased $119.4 million, or 29.1%, to $291.2 million for 2004 from $410.6 million for 2003. This decrease was primarily the result of an $84.5 million decrease attributable to the reinsurance transactions with UFLIC and a $33.2 million decrease attributable to institutional stable value products. This decrease was due to a combination of a decrease in liabilities and reduced crediting rates on book with the maturity of higher cost liabilities and the addition of new business with lower crediting rates.

Benefits and other changes in policy reserves.    Benefits and other changes in policy reserves decreased $62.9 million, or 25.6%, to $182.8 million in 2004 from $245.7 million in 2003. The decrease was primarily a result of a $46.7 million decrease attributable to the reinsurance transactions with UFLIC and a $16.3 million reserve strengthening in 2003 related to whole life products.

Underwriting, Acquisition and Insurance Expenses, net of deferrals.    Underwriting, acquisition and insurance expenses, net of deferrals, decreased $85.8 million, or 57.6%, to $63.2 million in 2004 from $149.0 million in the prior year. This decrease was primarily the result of a $50.0 million reserve accrual in 2003 associated with a class action lawsuit settlement agreed to in principle and a $30.0 million decrease attributable to the reinsurance transactions with UFLIC.

Amortization of deferred acquisition costs and intangibles.    Amortization of deferred acquisition costs and intangibles decreased $11.6 million, or 9.8%, to $107.3 million in 2004 from $118.9 million in 2003. The decrease is primarily the result of a $74.0 million decrease attributable to the reinsurance transactions with UFLIC, which was partially offset by a $59.8 million goodwill impairment charge, also as a result of the reinsurance transactions with UFLIC.

Provision (benefit) for income taxes.    Benefit for income taxes increased $140.2 million to a benefit of $(143.3) million for the year ended December 31, 2004 from a benefit of $(3.1) million for the year ended December 31, 2003. The increase in tax benefit was primarily attributable to the tax benefit associated with the reinsurance transactions with UFLIC. The reinsurance transactions with UFLIC were completed and accounted for at book value. These transactions will be reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit for the year ended December 31, 2004. The tax benefit relates primarily to the reinsurance transaction with UFLIC.

Capital Resources and Liquidity

Consolidated Balance Sheet

Total Investments.    Total investments decreased $2,478.6 million, or 21.9%, to $8,850.6 million at December 31, 2004 from $11,329.2 million at December 31, 2003. The decrease was primarily a result of the transfer of invested assets associated with the reinsurance transactions with UFLIC and lower invested assets due to a decline in outstanding institutional stable value liabilities, which was partially offset by an increase in invested assets in our Corporate and Other segment. The change in investments due to the reinsurance transactions with UFLIC, institutional stable value liabilities and corporate segment was $(2,728.5) million, $(354.4) million and $635.5 million, respectively. The increase in investments in our corporate segment was due primarily to an increase in the securities lending program.

Investment securities comprise mainly investment grade debt securities. Fixed maturities and equity securities were $7,028.0 million, including gross unrealized gains and losses of $192.6 million and $(41.2) million, respectively at December 31, 2004 ($9,666.7 million, including gross unrealized gains and losses of $278.7 million and $(71.1) million, respectively, as of December 31, 2003). Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

Impairment of Investment Securities.    We regularly review each investment security for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security position is in an unrealized loss position and for fixed maturity securities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance, risk and management teams as well as the portfolio management and research capabilities of GE Asset Management, Inc.(“GEAM”) as well as other third party asset managers, as appropriate. Our qualitative review attempts to identify those issuers with a greater than 50% chance of default in the coming twelve months. These securities are characterized as “at-risk” of impairment. As of December 31, 2004, securities “at risk” of impairment had aggregate unrealized losses of approximately $10.0 million.

For fixed maturity securities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect to either collect principal and interest in accordance with the contractual terms of the instruments or to recover based on underlying collateral values and considering events such as payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based on the difference between the book value of the security and its fair value. Fair value is based on quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

During 2004, 2003 and 2002, we recognized impairment losses of $0.9 million, $26.4 million and $77.4 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the normal course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, at December 31,

	Less than 12 Months
2004 (Dollar amounts in millions)	Amortized cost or cost	Fair value	Unrealized losses	% Below cost	# of securities
Description of Securities
Fixed maturities:
U.S. government and agency	$7.2	$7.2	$—	—	4
Non - U.S. government	2.9	2.9	—	—	3
U.S. corporate	505.2	494.5	(10.7)	2.1%	104
Non-U.S. corporate	131.2	129.0	(2.2)	1.7%	30
Asset Backed	222.8	221.6	(1.2)	0.5%	38
Mortgage Backed	477.2	470.9	(6.3)	1.3%	76

Total temporarily impaired securities	$1,346.5	$1,326.1	$(20.4)	1.5%	255

% Underwater – Fixed maturities
< 20% Underwater	$1,344.7	$1,324.8	$(19.9)	1.5%	253
20-50% Underwater	1.8	1.3	(0.5)	27.8%	2
> 50% Underwater	—	—	—	—	—

Total fixed maturities	$1,346.5	$1,326.1	$(20.4)	1.5%	255

Investment Grade	$1,220.4	$1,203.8	$(16.6)	1.4%	223
Below Investment Grade	106.5	103.0	(3.5)	3.3%	26
Not rated	19.6	19.3	(0.3)	1.5%	6

Total	$1,346.5	$1,326.1	$(20.4)	1.5%	255

	12 Months or More
2004 (Dollar amounts in millions)	Amortized cost or cost	Fair value	Unrealized losses	% Below cost	# of securities
Description of Securities
Fixed maturities:

U.S. corporate	$285.6	$267.0	$(18.6)	6.5%	29
State and municipal	0.3	0.3	—	—	1
Non-U.S. corporate	18.0	17.3	(0.7)	3.9%	4
Asset Backed	1.6	1.6	—	—	1
Mortgage Backed	57.6	56.1	(1.5)	2.6%	20

Total temporarily impaired securities	$363.1	$342.3	$(20.8)	5.7%	55

% Underwater – Fixed maturities
< 20% Underwater	$338.2	$323.5	$(14.7)	4.3%	51
20-50% Underwater	24.9	18.8	(6.1)	24.5%	4
> 50% Underwater	—	—	—	—	—

Total fixed maturities	$363.1	$342.3	$(20.8)	5.7%	55

Investment Grade	$220.0	$208.2	$(11.8)	5.4%	40
Below Investment Grade	143.1	134.1	(9.0)	6.3%	15
Not rated equities	—	—	—	—	—

Total	$363.1	$342.3	$(20.8)	5.7%	55

The investment securities at December 31, 2004 in an unrealized loss position for less than twelve months, account for $20.4 million or 49% of the total unrealized losses. Of the securities in this category, there was no security with an unrealized loss in excess of $5.0 million.

The investment securities in an unrealized loss position for twelve months or more account for $20.8 million or 51% of the total unrealized losses. There are 35 fixed maturity securities in three industry groups that account for $14.0 million or 67% of the unrealized losses in this category.

Twenty-two of these 35 securities are in the finance and insurance sector. Within this sector, no single issuer has unrealized losses greater than $5 million. The unrealized losses of the securities are due to a higher interest rate environment for the quarter ended December 31, 2004.

Six of these 35 securities are in the transportation sector and are related to the airline industry. For those airline securities, which we have previously impaired, we expect to recover our carrying amount based upon underlying aircraft collateral values.

The remaining 7 of these 35 securities are in the consumer non-cyclical sector. There is one issuer, comprising of one security, which represents $7 million. No other single issuer of fixed maturities in this sector has an unrealized loss greater than $5 million.

Separate Account Assets and Liabilities.    Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contract holders. As of December 31, 2004, we held $8,636.7 million of separate account assets. The increase of $601.8 million, or 7.5%, from $8,034.9 million at December 31, 2003 was related primarily to the favorable market performance of the underlying securities, which was partially offset by death, surrender and other benefits outpacing new deposits.

Future Annuity and Contract Benefits.    Future annuity and contract benefits decreased $636.6 million, to $9,604.6 million at December 31, 2004 from $10,241.2 million at December 31, 2003. The decrease is primarily attributable to a decline in the institutional stable value product liability, which resulted from maturities outpacing sales. Also contributing to the decline in future annuity and contract benefits was the recapture of previously assumed structured settlement liabilities resulting from the reinsurance transactions with UFLIC.

Statement of Changes in Stockholder’s Interest

Stockholder’s interest decreased $232.0 million to $1,590.0 million at December 31, 2004 from $1,822.0 million at December 31, 2003. The decrease was primarily attributable to dividends paid in the amount of $419.1 million and a decline in net unrealized gains on invested securities of $15.7 million, which was partially offset by current year net income of $199.4 million.

Interest Rate Management

Fluctuations in market interest rates may have a significant effect on our sales of insurance and investment products and our margins on these products. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. In our Retirement Income and Investments and Protection segments, low market interest rates may reduce the spreads between the amounts we credit to policyholders and contractholders and the yield we earn on the investments that support these obligations. In response to the unusually low interest rates that have prevailed during the last several years, we have reduced the guaranteed minimum crediting rates on newly issued fixed annuity contracts and have reduced crediting rates on in-force contracts where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on our spreads and profitability on these products. A gradual increase in interest rates generally would have a favorable effect on the profitability of these products. However, rapidly rising interest rates also could result in reduced persistency in our spread-based retail products as contractholders shift assets into higher yielding investments.

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

We have managed our exposure to changes in interest rates, in part, by monitoring and managing the duration of our investment portfolio assets with the duration of our liabilities. Established practices require that derivative financial instruments relate to specific asset or liability transactions or to currency exposure, if any. Market fluctuations could negatively affect the business. Significant changes in equity market performance expose insurance companies to the risk of not earning anticipated policy fees from variable products, accelerating amortization of deferred acquisition costs, or requiring additional liabilities for death benefits exceeding the policyholder account balance. If the equity markets fail to improve, we may recognize additional amortization of deferred acquisition costs. Market fluctuations may also increase trade volumes that could expose insurers to gains or We are exposed to prepayment risk in certain of our business activities, such as in our investment portfolio and annuities activities. We use swaptions to mitigate prepayment risk. These swaptions are governed by the credit risk policies described below and are transacted in either exchange-traded or over-the-counter markets.

Counterparty credit risk is managed on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as a result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or termination in the event either party is downgraded below A3 or A-.

Equity Markets

Equity market volatility may discourage purchases of separate account products, such as variable annuities and variable life, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. Equity market volatility also affects the value of the assets in our separate accounts, which, in turn, affects our earnings from fee-based products. After several years of declines, equity markets increased in 2003 and 2004, and we expect that increases or relative stability in equity markets could have a favorable impact on our sales of variable products and our earnings from those products. The potential impact of volatile equity markets on our results has been significantly reduced as a result of our reinsurance arrangements with UFLIC, pursuant to which we reinsured, effective as of January 1, 2004, substantially all of our in-force blocks of variable annuities. We retain variable annuities sold after January 1, 2004 for our own account, subject to third-party reinsurance transactions in the ordinary course of business, and therefore we bear the risk of any adverse impact of future equity market fluctuations on those annuities.

Liquidity

The principal liquidity requirements for our insurance operations are our contractual obligations to contract holders and annuitants. Contractual obligations include payments of claims under outstanding insurance policies and annuities, contract withdrawals and surrender benefits. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. We maintain a committed credit line with an indirect parent, GNA, of $500 million to provide liquidity to meet normal variation in cash requirements.

For the years ended December 31, 2004, 2003 and 2002 cash flows from operating activities were $447.7 million, $527.6 million and $375.3 million, respectively, and cash flows from financing activities were $(767.1) million, $(959.2) million and $(659.5) million, respectively. These amounts include net cash from financing activities relating to investment contract issuances and redemptions of $(731.6) million, $(937.8) million and $(617.5) million for the years ended December 31, 2004, 2003 and 2002, respectively.

As an insurance business, cash flows from operating and financing activities, as premiums and deposits collected from our insurance and investment products net of redemptions and benefits paid, are invested if positive and investments are redeemed if negative. Net cash from investing activities was $333.4 million, $444.0 million and $284.2 million for the year ended December 31, 2004, 2003 and 2002, respectively. The decrease in cash from investing activities for the year ended December 31, 2004 was primarily the result of a decrease of cash used in financing activities.

As of December 31, 2004, we had approximately $1,108.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days. Of the $1,108.0 million aggregate amount outstanding as of December 31, 2004, $458.0 million had put option features, none of which were less than 90 days. GE Capital has guaranteed certain obligations under floating-rate funding agreements with a final maturity on or before June 30, 2005. This guarantee covers our obligations to contractholders and requires us to reimburse GE Capital for any payments made to contractholders under the guarantee. As of December 31, 2004, GE Capital’s guarantee covered $858.0 million of outstanding floating-rate funding agreements.

The nature and quality of the various types of investments purchased by a life insurance company must comply with the statutes and regulations imposed by the various jurisdictions in which those entities are incorporated. Following is a breakdown of the credit quality of our fixed maturity portfolio at December 31, 2004.

BBB/Baa or above	91.2%
BB/Ba and below	8.6%
Not Rated	0.2%

Total portfolio	100.0%

Certain of our products contain provisions for charges for surrender of, or withdrawals from, the policy. At December 31, 2004 and December 31, 2003, approximately 64.8% and 67.2%, respectively, of our annuity contracts were subject to surrender charges or contained non-surrender provisions.

As of December 31, 2004, we had approximately $2,109.7 million of guaranteed investment contracts (“GICs”). Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plan participants prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed-maturity generally ranging from two to six years. Contracts provide for early termination by the contractholder but subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits or the earned surplus are deemed extraordinary and require formal state insurance department approval. We are able to pay $67.2 million in dividends in 2005 without obtaining regulatory approval.

Off-balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. We have not used securitization transactions to provide us with additional liquidity and we do not anticipate using securitization transactions for that purpose in the future. The transactions involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2004 and 2003, were $297.9 million and $349.8 million respectively.

There were no securitization transactions in 2004 and 2003. Securitization transactions resulted in net gains, before taxes, of approximately $5.8 million for the year ended December 31, 2002.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with GEAM and with General Motors Acceptance Corporation. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

Support.    Financial support is provided under credit support agreements, in which our direct parent, Genworth Financial, provides limited recourse for a maximum of $119 million of credit losses in such entities. We do not provide any such recourse. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital.

Under FIN 46, Consolidation of Variable Interest Entities, new consolidation criteria is applied to certain SPE’s, which are defined as “Variable Interest Entities”. Additional information about entities that fall within the scope of FIN 46 is provided in Note 11.

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

Insurance liabilities and reserves.    We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with industry practice and U.S. GAAP. Many factors can affect these reserves, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the reserves we establish are necessarily based on extensive estimates, assumptions and our analysis of historical experience. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision that the ultimate amounts that we will pay for actual claims or the timing of those payments will be consistent with our reserve assumptions.

Insurance reserves differ for long- and short-duration insurance policies and annuity contracts. Measurement of long-duration insurance reserves (such as guaranteed renewable term life, whole life and long-term care insurance policies) is based on approved actuarial methods, but necessarily includes assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments. Short-duration contracts are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Deferred acquisition costs.    Deferred acquisition costs (“DAC”) represents costs which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts that are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. DAC is subsequently amortized to income, over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits.

The amortization of DAC for traditional long-duration insurance products, including guaranteed renewable term life, is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions established when the contract or policy is issued about mortality, morbidity, lapse rates, expenses, and future yield on related investments. Amortization for annuity contracts without significant mortality risk and investment and universal life products is based on estimated gross profits and is adjusted as those estimates are revised. The DAC amortization methodology for our variable products (variable annuities and variable universal life insurance) includes a long-term equity market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5%, we assume a reversion to this mean over a 3- to 7-year period, subject to the imposition of ceilings and floors. The assumed returns over this reversion period are limited to the 85th percentile of historical market performance.

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For other products, if the benefit reserves plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.

Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity, withdrawals or lapses, may cause us to increase the amortization of DAC or to record a charge to increase benefit reserves. In recent years, the portion of estimated product margins required to amortize DAC and has increased in most lines of our business, with the most significant impact on investment products, primarily as the result of lower investment returns.

Present value of future profits.    In conjunction with the acquisition of a block of life insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called the present value of future profits (“PVFP”) represents the actuarially estimated present value of future cash flows from the acquired policies. PVFP is amortized, net of accreted interest, in a manner similar to the amortization of DAC. We regularly review our assumptions and periodically test PVFP for recoverability in a manner similar to our treatment of DAC.

Goodwill impairment.    Goodwill resulting from acquisitions is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgment. To the extent the carrying amount of goodwill exceeds its fair value, an impairment charge to income would be recorded.

Valuation of investment securities.    We obtain values for actively traded securities from external pricing services. For infrequently traded securities, we obtain quotes from brokers or we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

Impairment of investment securities.    We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Our quantitative criteria include length of time and amount that each security position is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. We actively perform comprehensive market research, monitor market conditions and segment our investments by credit risk in order to minimize impairment risks.

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies related to revenue recognition, financial instruments and consolidation policy require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Certain of these matters are among topics currently under reexamination by accounting standard setters and regulators. Although no specific conclusion reached by these standard setters appear likely to cause a material change in our accounting policies, outcomes cannot be predicted with confidence. Also see Note 1, Summary of Significant Accounting Policies, which discusses accounting policies that we must select when there are acceptable alternatives.

New Accounting Standards

See Note 1 (t) to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Interest Rate Management

Information about potential effects of market risk and changes in interest rates on us are discussed in the Interest Rate Management section of Item 7.

Item 8. Financial Statements and Supplementary Data

Contents

GE Life and Annuity Assurance Company

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

GE Life and Annuity Assurance Company:

We have audited the accompanying consolidated balance sheets of GE Life and Annuity Assurance Company and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder’s interest, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GE Life and Annuity Assurance Company and subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004 and its method of accounting for goodwill and other intangible assets in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GE Life and Annuity Assurance Company and subsidiary’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 12, 2005

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Consolidated Statements of Income

(Dollar amounts in millions)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Net investment income	$421.0	$538.0	$600.2
Net realized investment gains	5.7	3.9	55.3
Premiums	96.8	104.0	105.3
Cost of insurance	142.2	153.1	125.8
Variable product fees	9.4	106.3	113.9
Other income	24.8	35.5	44.9

Total revenues	699.9	940.8	1,045.4

Benefits and expenses:
Interest credited	291.2	410.6	462.1
Benefits and other changes in policy reserves	182.8	245.7	178.2
Underwriting, acquisition and insurance expenses, net of deferrals	63.2	149.0	99.3
Amortization of deferred acquisition costs and intangibles	107.3	118.9	147.1

Total benefits and expenses	644.5	924.2	886.7

Income before income taxes and cumulative effect of change in accounting principle	55.4	16.6	158.7
Provision (benefit) for income taxes	(143.3)	(3.1)	42.9

Income before cumulative effect of change in accounting principle	198.7	19.7	115.8
Cumulative effect of change in accounting principle, net of tax of $0.4 million	0.7	—	—

Net income	$199.4	$19.7	$115.8

See Notes to Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

(Dollar amounts in millions, except share amounts)

	December 31,
	2004	2003
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$7,001.2	$9,640.7
Equity securities available-for-sale, at fair value Common stock	26.8	24.7
Preferred stock, non-redeemable	—	1.3
Mortgage loans, net of valuation allowance of $10.4 at December 31, 2004 and 2003	1,207.7	1,262.3
Policy loans	148.4	138.5
Short-term investments	—	99.6
Other invested assets	466.5	162.1

Total investments	8,850.6	11,329.2
Cash and cash equivalents	26.4	12.4
Accrued investment income	81.5	127.8
Deferred acquisition costs	248.1	897.0
Goodwill	57.5	117.3
Intangible assets	120.6	144.6
Reinsurance recoverable	2,753.8	160.7
Deferred income tax asset	5.9	—
Other assets	51.5	38.7
Separate account assets	8,636.7	8,034.9

Total assets	$20,832.6	$20,862.6

Liabilities and Stockholder’s Interest
Liabilities:
Future annuity and contract benefits	$9,604.6	$10,241.2
Liability for policy and contract claims	89.4	42.6
Other policyholder liabilities	235.9	147.8
Other liabilities	676.0	399.4
Deferred income tax liability	—	174.7
Separate account liabilities	8,636.7	8,034.9

Total liabilities	19,242.6	19,040.6

Stockholder’s interest:
Net unrealized investment gains	72.0	87.7
Derivatives qualifying as hedges	3.3	0.4

Accumulated non-owner changes in stockholder’s interest	75.3	88.1
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	1,061.1	1,060.6
Retained earnings	308.0	527.7

Total stockholder’s interest	1,590.0	1,822.0

Total liabilities and stockholder’s interest	$20,832.6	$20,862.6

See Notes to Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Consolidated Statements of Stockholder’s Interest

(Dollar amounts in millions, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Non-owner Changes In Equity	Retained Earnings	Total Stockholder’s Interest
	Share	Amount	Share	Amount
Balances at January 1, 2002	120,000	$120.0	25,651	$25.6	$1,050.7	$(25.5)	$411.4	$1,582.2
Changes other than transactions with stockholders:
Net income	—	—	—	—	—	—	115.8	115.8
Net unrealized gains on investment securities (a)	—	—	—	—	—	5.4	—	5.4
Derivatives qualifying as hedges (b)	—	—	—	—	—	10.4	—	10.4

Total changes other than transactions with stockholders								131.6
Cash dividends declared and paid	—	—	—	—	—	—	(9.6)	(9.6)

Balances at December 31, 2002	120,000	$120.0	25,651	$25.6	$1,050.7	$(9.7)	$517.6	$1,704.2

Changes other than transactions with stockholders:
Net income	—	—	—	—	—	—	19.7	19.7
Net unrealized gains on investment securities (a)	—	—	—	—	—	99.7	—	99.7
Derivatives qualifying as hedges (b)	—	—	—	—	—	(1.9)	—	(1.9)

Total changes other than transactions with stockholders								117.5
Contributed capital	—	—	—	—	9.9	—	—	9.9
Cash dividends declared and paid	—	—	—	—	—	—	(9.6)	(9.6)

Balances at December 31, 2003	120,000	$120.0	25,651	$25.6	$1,060.6	$88.1	$527.7	$1,822.0

Changes other than transactions with stockholder:
Net income	—	—	—	—	—	—	199.4	199.4
Net unrealized gains on investment securities (a)	—	—	—	—	—	(15.7)	—	(15.7)
Derivatives qualifying as hedges (b)	—	—	—	—	—	2.9	—	2.9

Total changes other than transactions with stockholders								186.6
Contributed capital	—	—	—	—	0.5	—	—	0.5
Cash dividends declared and paid	—	—	—	—	—	—	(40.0)	(40.0)
Non-cash dividend declared and paid	—	—	—	—	—	—	(379.1)	(379.1)

Balances at December 31, 2004	120,000	$120.0	25,651	$25.6	$1,061.1	$75.3	$308.0	1,590.0

(a)	Presented net of deferred taxes of $8.6, $(55.9) and $(1.8) in 2004, 2003 and 2002, respectively.
(b)	Presented net of deferred taxes of $(1.6), $1.0 and $(5.9) in 2004, 2003 and 2002, respectively.

See Notes to Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollar amounts in millions)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$199.4	$19.7	$115.8
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	(0.7)	—	—
Change in future policy benefits	341.1	407.5	413.2
Net realized investments gains	(5.7)	(3.9)	(55.3)
Amortization of investment premiums and discounts	28.3	46.5	29.9
Acquisition costs deferred	(89.1)	(167.7)	(116.3)
Amortization of deferred acquisition costs and intangibles	107.3	118.9	147.1
Deferred income taxes	(174.0)	18.3	21.8
Change in certain assets:
Decrease (increase) in:
Accrued investment income	26.6	32.6	48.0
Other, net	(21.1)	(39.8)	6.6
Change in certain liabilities:
Increase (decrease) in:
Policy and contract claims	64.2	(183.9)	27.9
Other policyholder liabilities	88.6	(59.6)	117.0
Other liabilities	(117.2)	339.0	(380.4)

Net cash from operating activities	447.7	527.6	375.3

Cash flows from investing activities:
Short-term investment activity, net	99.6	178.4	(237.5)
Proceeds from sales and maturities of investment securities and other invested assets	1,741.2	4,328.8	6,087.4
Principal collected on mortgage and policy loans	217.5	268.6	151.2
Purchases of investment securities and other invested assets	(1,498.4)	(3,819.5)	(5,464.1)
Mortgage loan originations and increase in policy loans	(226.5)	(512.3)	(252.8)

Net cash from investing activities	333.4	444.0	284.2

Cash flows from financing activities:
Proceeds from issuance of investment contracts	1,293.0	3,107.0	3,495.1
Redemption and benefit payments on investment contracts	(2,024.6)	(4,044.8)	(4,112.6)
Proceeds from short-term borrowings	251.4	346.5	388.4
Payments on short-term borrowings	(246.9)	(358.3)	(420.8)
Cash dividends to stockholders	(40.0)	(9.6)	(9.6)

Net cash from financing activities	(767.1)	(959.2)	(659.5)

Net change in cash and cash equivalents	14.0	12.4	—
Cash and cash equivalents at beginning of year	12.4	—	—

Cash and cash equivalents at end of year	$26.4	$12.4	$—

See Notes to Consolidated Financial Statements.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

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

GE Life and Annuity Assurance Company (the “Company”, “we”, “us”, or “our” unless context otherwise requires) is a stock life insurance company operating under a charter granted by the Commonwealth of Virginia on March 21, 1871 as The Life Insurance Company of Virginia. General Electric Capital Corporation (“GE Capital”) acquired us from Aon Corporation on April 1, 1996. GE Capital subsequently contributed us to its wholly owned subsidiary, GE Financial Assurance Holdings, Inc., (“GEFAHI”) and ultimately the majority of the outstanding common stock to General Electric Capital Assurance Company (“GECA”). As part of an internal reorganization of GE Financial Assurance’s insurance subsidiaries, the Harvest Life Insurance Company (“Harvest”) merged into us on January 1, 1999. At this time we were renamed GE Life and Annuity Assurance Company. Harvest’s former parent, Federal Home Life Insurance Company (“Federal”), received our common stock in exchange for its interest in Harvest.

On May 24, 2004, GEFAHI transferred substantially all of its assets to Genworth Financial, Inc. (“Genworth”), including all of the outstanding capital stock of GNA Corporation (“GNA”), our indirect parent and 800 shares of our common stock that GEFAHI had held directly. As a result, we became an indirect, wholly-owned subsidiary of Genworth. On May 25, 2004, Genworth’s Class A common stock began trading on The New York Stock Exchange. Approximately 30% of Genworth’s common stock is now owned by public stockholders. GEFAHI continues to own approximately 70% of Genworth’s common stock.

On May 31, 2004, (1) Genworth contributed to GNA and GNA in turn contributed to GECA 800 shares of our common stock and (2) Federal paid a dividend to GECA consisting of 2,378 shares of our common stock. As a result of the foregoing contribution and dividend, we became a direct, wholly-owned subsidiary of GECA while remaining an indirect, wholly-owned subsidiary of Genworth.

(b) Basis of Presentation

These consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

(c) Products

Our product offerings are divided along two major segments of consumer needs: (i) Retirement Income and Investments and (ii) Protection.

Retirement Income and Investments deferred annuities (variable and fixed) and variable life insurance products are investment vehicles and insurance contracts intended for contractholders who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income and seek to protect against outliving

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

their assets. Our guaranteed investment contracts (“GICs”) and funding agreements are investment contracts sold to qualified institutional buyers.

Protection products are intended to provide protection against financial hardship primarily after the death of an insured and to protect income and assets from other adverse economic impacts of significant health care costs. Our principal product lines under the Protection segment are universal life insurance, interest-sensitive whole life) and Medicare supplement insurance.

We distribute our products through three primary channels: financial intermediaries (banks, securities brokerage firms and independent broker/dealers), independent producers (brokerage general agencies, affluent market producer groups and specialized brokers) and dedicated sales specialists (affiliated networks of both accountants and personal financial advisors).

(d) Premiums

For traditional long-duration insurance contracts, we report premiums as earned when due.

For short-duration insurance contracts, we report premiums as revenue over the terms of the related insurance policies on a pro-rata basis or in proportion to expected claims.

Premiums received under annuity contracts without significant mortality risk and premiums received on investment and universal life products are not reported as revenues but rather as deposits and are included in liabilities for future annuity and contract benefits.

(e) Net Investment Income and Net Realized Investment Gains and Losses

Investment income is recorded when earned. Realized investment gains and losses are calculated on the basis of specific identification.

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective or prospective method. Under the retrospective method, used for mortgage-backed and asset-backed securities of high credit quality (ratings equal to or greater than AA or that are U.S. Agency backed) which cannot be contractually prepaid, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return. As of December 31, 2004, all our mortgage-backed and asset-backed securities that have had subsequent revisions in yield, cash flow or prepayment assumptions were accounted for under the retrospective method.

(f) Policy Fees and Other Income

Policy fees and other income consists primarily of insurance charges assessed on universal life contracts, fees assessed against policyholder account values and surrender fee income. Charges to policyholder accounts for universal life cost of insurance is recognized as revenue when due. Variable product fees are charged to variable annuity and variable life policyholders based upon the daily net assets of the policyholder’s account values and

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

are recognized as revenue when charged. Policy surrender fees are recognized as income when the policy is surrendered.

(g) Cash and Cash Equivalents

Certificates, money market funds and other time deposits with original maturities of less than 90 days are considered cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Items with maturities greater than 90 days but less than a year are included in short-term investments.

(h) Investment Securities

We have designated all of our investment securities as available-for-sale and report them in our Consolidated Balance Sheets at fair value. We obtain values for actively traded securities from external pricing services. For infrequently traded securities, we obtain quotes from brokers, or we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”) and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated nonowner changes in stockholder’s interest and accordingly, have no effect on net income.

We regularly review investment securities for impairment in accordance with our policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security position is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance, risk and asset management teams as well as the portfolio management and research capabilities of GE Asset Management, Inc. (“GEAM”) and other third party asset managers, as appropriate. We actively perform comprehensive market research, monitor market conditions and segment our investments by credit risk in order to minimize impairment risks. The risks inherent in reviewing the impairment of any investment security include the risk that market results may differ from expectations; facts and circumstances may change in the future and differ from estimates and assumptions; or we may later decide to sell an investment security before it recovers in value as a result of changed circumstances. If we change our estimate to conclude that a decline in the value of an investment security is other than temporary, we will reflect a charge for the impairment in the period our estimate changes.

(i) Securities Lending Activity

We engage in certain securities lending transactions, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and therefore, continue to report such securities as fixed maturities in the Consolidated Balance Sheets.

Cash collateral received on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Non-cash collateral, such as a security received by us, is not reflected in our assets in the Consolidated Balance Sheets, as we have not or repledged or sold the collateral. The fair value of collateral held and included in other invested assets was

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

$406.9 million and $102.7 million at December 31, 2004 and 2003, respectively. We had non-cash collateral of $23.8 million and $0 at December 31, 2004 and 2003, respectively.

(j) Mortgage and Policy Loans

Mortgage and policy loans are stated at their unpaid principal balance. Mortgage loans are stated net of an allowance for estimated uncollectible amounts. The allowance for losses is determined primarily on the basis of management’s best estimate of probable losses, including specific allowances for known troubled loans, if any.

(k) Short-term Investments

Short-term investments are stated at amortized cost, which approximates fair value. Equity securities (including seed money for new mutual fund portfolios) are stated at fair value. Investments in limited partnerships are generally accounted for under the equity method of accounting. Real estate is included in other invested assets and is stated, generally, at cost less accumulated depreciation. Other long-term investments are stated generally at amortized cost.

(l) Deferred Acquisition Costs

Acquisition costs include costs which vary with and are primarily related to the acquisition of insurance and investment contracts. Such costs are deferred and amortized as follows:

Long-Duration Contracts—Acquisition costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Amortization for traditional long-duration insurance products is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions regarding mortality, morbidity, lapse rates, expenses and future yield on related investments established when the contract or policy is issued. Amortization for annuity contracts without significant mortality risk and investment and universal life products is based on estimated gross profits and is adjusted as those estimates are revised.

Short-Duration Contracts—Acquisition costs consist primarily of commissions and premium taxes and are amortized ratably over the terms of the underlying policies.

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For other products, if the benefit reserve plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.

(m) Intangible Assets

Present Value of Future Profits—In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called PVFP, represents the actuarially estimated present value of future cash flows from the acquired policies. PVFP is amortized, net of accreted interest, in a manner similar to the amortization of DAC.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves.

Deferred Sales Inducements to Contractholders—We defer sales inducements to contractholders for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value upon making a deposit. Our sales inducements to contractholders deferred prior to the adoption of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-1 (“SOP 03-1”), Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which we included in unamortized deferred acquisition costs, were reinsured effective January 1, 2004.

Other Intangible Assets—We amortize the costs of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment at least annually based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested at least annually for impairment and written down to fair value as required.

Software—Purchased software and certain application development costs related to internally developed software are capitalized, above de minimus thresholds. When the software is ready for its intended use, the amounts capitalized are amortized over the expected useful life, not to exceed 5 years.

(n) Goodwill

Goodwill is not amortized but is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows to establish fair values. When available and as appropriate, we use comparative market multiples to corroborate discounted cash flow results. When a business within a reporting unit is disposed of, goodwill is allocated to the business using the relative fair value methodology to measure the gain or loss on disposal.

(o) Reinsurance

Premium revenue, benefits, underwriting, acquisition and insurance expenses are reported net of the amounts relating to reinsurance ceded to other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies.

(p) Separate Accounts

The separate account assets represent funds for which the investment income and investment gains and losses accrue directly to the variable annuity contract holders and variable life policyholders. We assess mortality

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

risk fees and administration charges on the assets in the separate account. The separate account assets are carried at fair value and are at least equal to the liabilities that represent the policyholders’ equity in those assets.

(q) Future Annuity and Contract Benefits

Future annuity and contract benefits consist of the liability for investment contracts, insurance contracts and accident and health contracts. Investment contract liabilities are generally equal to the policyholder’s current account value. The liability for life insurance and accident and health contracts is calculated based upon actuarial assumptions as to mortality, morbidity, interest, expense and withdrawals, with experience adjustments for adverse deviation where appropriate.

(r) Liability for Policy and Contract Claims

The liability for policy and contract claims represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of (a) claims that have been reported to the insurer, (b) claims related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated, and (c) claim adjustment expenses. Claim adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process, and adjust claims.

Management considers the liability for policy and contract claims provided to be satisfactory to cover the losses that have occurred. Management monitors actual experience, and where circumstances warrant, will revise its assumptions. The methods of determining such estimates and establishing the reserves are reviewed continuously and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses greater or less than the liability for policy and contract claims provided.

(s) Income Taxes

For periods prior to 2004, we filed a consolidated life insurance federal income tax return with our parent, GECA, and its other life insurance affiliates. We were subject to a tax-sharing agreement, as approved by state insurance regulators, which allocated taxes on a separate company basis but provided benefit for current utilization of losses and credits. Intercompany balances were settled at least annually.

For the period beginning January 1, 2004, and ending on the date of the transfer of our outstanding capital stock from GEFAHI to Genworth, we will be included in the consolidated federal income tax return of General Electric Corporation (“GE”). During this period, we will be subject to a tax-sharing arrangement that allocates tax on a separate company basis, but provides benefit for current utilization of losses and credits. Intercompany balances will be settled at least annually.

Subsequent to the transfer of our outstanding capital stock from GEFAHI to Genworth, we will file a consolidated life insurance federal income tax return with our parent, GECA, and its other life insurance affiliates. We will be subject to a separate tax-sharing agreement, as approved by state insurance regulators, which will allocate taxes on a separate company basis but will provide benefit for current utilization of losses and credits. Intercompany balances will be settled at least annually.

Deferred federal taxes are provided for temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at the enacted tax rates expected to be in effect when taxes are actually paid or recovered.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(t) Accounting Changes

On January 1, 2004 we adopted AICPA Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 provides guidance on separate account presentation and valuation, accounting for sales inducements to contractholders and classification and valuation of long-duration contract liabilities. The cumulative effect of change in accounting principle related to adopting SOP 03-1 was a $0.7 million benefit, net of taxes, for the change in reserves, less additional amortization of deferred acquisition costs, on variable annuity contracts with guaranteed minimum death benefits.

As described in Note 5, on April 15, 2004 we reinsured our in-force variable annuity contracts, excluding the GE Retirement Answer product (“GERA™”), to Union Fidelity Life Insurance Company (“UFLIC”), effective as of January 1, 2004. We have continued to sell variable annuities and are retaining that business for our own account. This reinsurance transaction for the separate account of the variable annuity is structured as modified coinsurance. As such, the separate account assets remain with us, and essentially all separate account assets and liabilities relate to variable annuity contracts. Excluding this reinsurance block, the separate account liabilities include both variable annuity and variable life insurance contracts. Investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contractholder for assets allocated to the separate account option. Our variable contracts also include fixed accounts, which are accounted for and recognized as general account assets and liabilities. Essentially all of our separate account guarantees are death benefits.

Our variable annuity contracts provide for a guaranteed minimum death benefit (“GMDB”), which provides a minimum account value to be paid on the annuitant’s death. Our contractholders have the option to purchase, at an additional charge, a GMDB rider that provides for enhanced death benefits. The minimum death benefit that we contractually guarantee to be paid on receipt of proof of the annuitant’s death is either one of the following specified amounts or, in some cases, the greater of one or more of these amounts: (a) current account value, (b) return of premium, which is no less than net deposits made to the contract reduced by any amounts withdrawn from the policy, (c) the highest contract value on a specified anniversary date (“ratchet”), adjusted for subsequent premiums and withdrawals, if any, or (d) premium accumulated at a stated interest rate (“roll-up”), adjusted for any amounts withdrawn from the policy. In addition, we offer an Earnings Protection Rider (EPR), which pays a death benefit up to 40% of the gain in the contract. GERA, a variable deferred annuity and two variable annuity riders, the Guaranteed Income Advantage and Principal Protection Advantage, also provide for a GMDB. Essentially all of our separate account guarantees are death benefits.

The total account value (excluding the block of business reinsured through the transaction mentioned above) of our variable annuities with GMDBs, including both separate account and fixed account assets, is approximately $203.3 million and $992.7 million at January 1 and December 31, 2004, respectively, with related death benefit exposure (or net amount at risk) of approximately $0 and $0.9 million at January 1 and December 31, 2004, respectively. The death benefit exposure for the EPR was $0 and $2.5 million at January 1, and December 31, 2004, respectively.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

The following table presents our variable annuity exposure, net of reinsurance, by GMDB type at December 31, 2004:

(Dollar amounts in millions)	Account Value	Net Amount at Risk (a)
Return of premium	$551.5	$0.2
Ratchet	149.5	0.2
Roll-up	174.3	0.3
Ratchet and roll-up	117.4	0.2

Total	$992.7	$0.9

(a)	Net amount at risk represents the guaranteed minimum death benefit exposure, in excess of the current account value, if all contractholders died on December 31, 2004.

The average attained age of our variable annuity contractholders with GMDBs, weighted by net amount at risk, is 63.4 years of age as of December 31, 2004.

The liability for our GMDBs and EPR on variable annuity contracts net of reinsurance is $0.5 million at December 31, 2004. Benefits paid for GMDB and EPR were $0.1 million, net of reinsurance, for the year ended December 31, 2004. Incurred GMDB and EPR, net of reinsurance, is $0.6 million for the year ended December 31, 2004.

The GMDB and EPR liability is determined by estimating the expected value of death benefits in excess of the projected account value (or death benefit up to the 40% of the gain in the contract for EPR) and recognizing the excess ratably over the accumulation period based on total expected assessments. We regularly evaluate estimates used and adjust the additional liability balance, with a related charge or credit to benefits and other changes in policy reserves, if actual experience or other evidence suggests that earlier assumptions should be revised.

The following assumptions were used to determine the variable annuity GMDB and EPR liability at December 31, 2004: data used was 1,000 stochastically generated investment performance scenarios; geometric mean equity growth assumed to be 8.9% and volatility assumed to be 20% for the portion of account value invested in equity securities; mortality assumed to be 95% of the 1983 Basic Table mortality; lapse rates, which vary by contract type and duration, assumed to range from 1% to 25% and correspond closely to lapse rates used for deferred acquisition cost amortization; and discount rate assumed to be 8%.

The assets supporting the separate accounts of the variable contracts are primarily mutual fund equity securities and are reflected in our Consolidated Balance Sheet at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contactholders for mortality, administrative, and other services are included in revenues. Changes in liabilities for minimum guarantees are included in benefits and other changes in policy reserves.

Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Consolidated Statement of Income. There were no gains or losses on transfers of assets from the general account to the separate account.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

We defer sales inducements to contractholders for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value upon making a deposit, and for fixed annuities with crediting rates higher than the contract’s expected ongoing crediting rates for periods after the inducement. Our sales inducements to contractholders deferred prior to the adoption of SOP 03-1, which we included in unamortized deferred acquisition costs, were reinsured effective January 1, 2004. At December 31, 2004 the unamortized sales inducements to contractholders balance was $5.3 million. Deferred sales inducements to contractholders are reported as a separate intangible asset and amortized in benefits and other changes in policy reserves using the same methodology and assumptions used to amortize deferred acquisition costs. For the year ended December 31, 2004, we deferred new sales inducements to contractholders of $5.5 million, and we amortized sales inducements to contractholders of $0.2 million.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which we adopted on July 1, 2003. No special purpose entities (“SPEs”), or assets previously sold to qualifying SPEs (“QSPEs”), were required to be consolidated on our books.

(2) Investment Securities

(a) General

For the years ended December 31, 2004, 2003 and 2002 the sources of our investment income were as follows:

(Dollar amounts in millions)	2004	2003	2002
Fixed maturities	$360.9	$467.2	$528.8
Equity securities	0.1	(0.1)	0.8
Mortgage loans	77.1	81.8	73.2
Policy loans	7.5	10.8	6.3
Other investments	(16.8)	(10.4)	0.6

Gross investment income	428.8	549.3	609.7
Investment expenses	(7.8)	(11.3)	(9.5)

Net investment income	$421.0	$538.0	$600.2

For the years ended December 31, 2004, 2003 and 2002, gross realized investment gains and losses from the sales of investment securities available-for-sale were as follows:

(Dollar amounts in millions)	2004	2003	2002
Gross realized investments:
Gains	$10.7	$80.2	$181.1
Losses, including impairments (a)	(5.0)	(76.3)	(125.8)

Net realized investments gains	$5.7	$3.9	$55.3

(a)	Impairments were $(0.9) million, $(26.4) million and $(77.4) million in 2004, 2003 and 2002 respectively.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

Net unrealized gains and losses on investment securities and other invested assets classified as available-for-sale are reduced by deferred income taxes and adjustments to PVFP and deferred acquisition costs that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities and other invested assets reflected as a separate component of stockholder’s interest as of December 31, 2004, 2003 and 2002 are summarized as follows:

(Dollar amounts in millions)	2004	2003	2002
Net unrealized gains (losses) on available-for-sale investment securities and other invested assets before adjustments:
Fixed maturities	$145.4	$204.6	$18.6
Equity securities	6.0	3.0	(9.7)

Subtotal	151.4	207.6	8.9

Adjustments to the present value of future profits and Deferred acquisitions costs	(40.7)	(72.6)	(29.5)
Deferred income taxes	(38.7)	(47.3)	8.6

Net unrealized gains (losses) on available-for-sale investment securities	$72.0	$87.7	$(12.0)

The change in the net unrealized gains (losses) on investment securities reported in accumulated non-owner changes in equity is as follows:

	2004	2003	2002
(Dollar amounts in millions)
Net unrealized gains (losses) on investment securities as of January 1	$87.7	$(12.0)	$(17.4)

Unrealized gains on investment arising during the period:
Unrealized gain on investment securities	(52.5)	201.2	99.2
Adjustment to deferred acquisition costs	19.7	(10.7)	(31.8)
Adjustment to present value of future profits	12.2	(32.4)	(23.1)
Provision for deferred income taxes	8.6	(55.9)	(3.0)

Unrealized gains (losses) on investment securities	(12.0)	102.2	41.3
Reclassification adjustments to net realized investment gains (losses) net of deferred taxes of $2.0, $1.4 and $19.4	(3.7)	(2.5)	(35.9)

Net unrealized gains (losses) on investment securities as of December 31	$72.0	$87.7	$(12.0)

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

At December 31, 2004 and 2003, the amortized cost, gross unrealized gains and losses and fair values of our fixed maturities and equity securities available-for-sale were as follows:

2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollar amounts in millions)
Fixed maturities:
U.S. government and agency	$51.5	$0.9	$—	$52.4
State and municipal	0.7	—	—	0.7
Non-U.S. government	97.9	7.5	—	105.4
U.S. corporate	3,935.8	134.1	(29.3)	4,040.6
Non-U.S. corporate	782.7	23.0	(2.9)	802.8
Mortgage-backed	1,311.1	16.4	(7.8)	1,319.7
Asset-backed	676.1	4.7	(1.2)	679.6

Total fixed maturities	6,855.8	186.6	(41.2)	7,001.2
Common stocks and non-redeemable preferred stocks	20.8	6.0	—	26.8

Total available-for-sale securities	$6,876.6	$192.6	$(41.2)	$7,028.0

2003	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
(Dollar amounts in millions)
Fixed maturities:
U.S. government and agency	$17.5	$0.6	$(0.1)	$18.0
State and municipal	0.9	—	—	0.9
Non-U.S. government	67.8	4.9	(0.1)	72.6
U.S. corporate	5,437.3	194.9	(48.9)	5,583.3
Non-U.S. corporate	874.5	27.2	(8.2)	893.5
Mortgage-backed	1,819.1	33.6	(9.5)	1,843.2
Asset-backed	1,219.0	14.5	(4.3)	1,229.2

Total fixed maturities	9,436.1	275.7	(71.1)	9,640.7
Common stocks and non-redeemable preferred stocks	23.0	3.0	—	26.0

Total available-for-sale securities	$9,459.1	$278.7	$(71.1)	$9,666.7

We regularly review each investment security for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative measures include length of time and amount that each security position is in an unrealized loss position and for fixed maturity securities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance, risk, and asset management teams as well as the portfolio management and research capabilities of GEAM and other third party asset managers, as appropriate. Our qualitative review attempts to identify those issuers with a greater than 50% chance of default in the coming twelve months. These securities are characterized as “at-risk” of impairment. As of December 31, 2004, securities “at risk” of impairment had aggregate unrealized losses of approximately $10.0 million.

For fixed maturity securities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect to either collect principal and interest in accordance with the contractual terms of the instruments or to recover based on underlying collateral values and considering events such as payment

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based on the difference between the book value of the security and its fair value. Fair value is based on quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

During 2004, 2003 and 2002, we recognized impairment losses of $0.9 million, $26.4 million and $77.4 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the normal course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, on a historical basis, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, at December 31,

	Less than 12 Months
2004	Amortized cost or cost	Fair value	Unrealized losses	% Below cost	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. government and agency	$7.2	$7.2	$—	—	4
Non - U.S. government.	2.9	2.9	—	—	3
U.S. corporate	505.2	494.5	(10.7)	2.1%	104
Non-U.S. corporate.	131.2	129.0	(2.2)	1.7%	30
Asset Backed	222.8	221.6	(1.2)	0.5%	38
Mortgage Backed	477.2	470.9	(6.3)	1.3%	76

Total temporarily impaired securities	$1,346.5	$1,326.1	$(20.4)	1.5%	255

% Underwater – Fixed maturities
< 20% Underwater	$1,344.7	$1,324.8	$(19.9)	1.5%	253
20-50% Underwater	1.8	1.3	(0.5)	27.8%	2
> 50% Underwater	—	—	—	—	—

Total fixed maturities	$1,346.5	$1,326.1	$(20.4)	1.5%	255

Investment Grade.	$1,220.4	$1,203.8	$(16.6)	1.4%	223
Below Investment Grade	106.5	103.0	(3.5)	3.3%	26
Not rated	19.6	19.3	(0.3)	1.5%	6

Total	$1,346.5	$1,326.1	$(20.4)	1.5%	255

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

	12 Months or More
2004	Amortized cost or cost	Fair value	Unrealized losses	% Below cost	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. corporate	$285.6	$267.0	$(18.6)	6.5%	29
State and municipal	0.3	0.3	—	—	1
Non-U.S. corporate.	18.0	17.3	(0.7)	3.9%	4
Asset Backed	1.6	1.6	—	—	1
Mortgage Backed	57.6	56.1	(1.5)	2.6%	20

Total temporarily impaired securities	$363.1	$342.3	$(20.8)	5.7%	55

% Underwater – Fixed maturities
< 20% Underwater	$338.2	$323.5	$(14.7)	4.3%	51
20-50% Underwater	24.9	18.8	(6.1)	24.5%	4
> 50% Underwater	—	—	—	—	—

Total fixed maturities	$363.1	$342.3	$(20.8)	5.7%	55

Investment Grade.	$220.0	$208.2	$(11.8)	5.4%	40
Below Investment Grade	143.1	134.1	(9.0)	6.3%	15
Not rated equities	—	—	—	—	—

Total	$363.1	$342.3	$(20.8)	5.7%	55

	Less than 12 Months
2003	Amortized cost or cost	Fair value	Unrealized losses	% Below cost	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. corporate	$1,039.4	$1,009.2	$(30.2)	2.9%	129
U.S. government and agencies	7.2	7.1	(0.1)	1.4%	2
Non - U.S. government.	14.2	14.1	(0.1)	0.7%	4
State and municipal	0.9	0.9	—	—	2
Non-U.S. corporate.	177.3	172.4	(4.9)	2.8%	41
Asset Backed	224.1	220.2	(3.9)	1.7%	22
Mortgage Backed	560.3	550.9	(9.4)	1.7%	79

Total temporarily impaired securities	$2,023.4	$1,974.8	$(48.6)	2.4%	279

% Underwater – Fixed maturities
< 20% Underwater	$2,023.3	$1,974.8	$(48.5)	2.4%	277
20-50% Underwater	—	—	—	—	—
> 50% Underwater	0.1	—	(0.1)	100%	2

Total fixed maturities	$2,023.4	$1,974.8	$(48.6)	2.4%	279

Investment Grade	$1,905.1	$1,862.7	$(42.4)	2.2%	257
Below Investment Grade	118.3	112.1	(6.2)	5.2%	22
Not rated equities	—	—	—	—	—

Total	$2,023.4	$1,974.8	$(48.6)	2.4%	279

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

	12 Months or More
2003	Amortized cost or cost	Fair value	Unrealized losses	% Below cost	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. corporate	$268.2	$249.5	$(18.7)	7.0%	37
Non-U.S. corporate	46.1	42.8	(3.3)	7.2%	4
Asset Backed	75.4	75.0	(0.4)	0.5%	6
Mortgage Backed	3.9	3.8	(0.1)	2.6%	6

Total temporarily impaired securities	$393.6	$371.1	$(22.5)	5.7%	53

% Underwater – Fixed maturities
< 20% Underwater	$370.7	$353.2	$(17.5)	4.7%	47
20-50% Underwater	22.9	17.9	(5.0)	21.8%	6
> 50% Underwater	—	—	—	—	—

Total fixed maturities	$393.6	$371.1	$(22.5)	5.7%	53

Investment Grade	$282.9	$273.0	$(9.9)	3.5%	29
Below Investment Grade	110.7	98.1	(12.6)	11.4%	24
Not rated equities	—	—	—	—	—

Total	$393.6	$371.1	$(22.5)	5.7%	53

The investment securities at December 31, 2004 in an unrealized loss position for less than twelve months, account for $20.4 million or 49% of the total unrealized losses. Of the securities in this category, there was no security with an unrealized loss in excess of $5.0 million.

The investment securities in an unrealized loss position for twelve months or more account for $20.8 million or 51% of the total unrealized losses. There are 35 fixed maturity securities in three industry groups that account for $14.0 million or 67% of the unrealized losses in this category.

Twenty-two of these 35 securities are in the finance and insurance sector. Within this sector, no single issuer has unrealized losses greater than $5.0 million. The unrealized losses of the securities are due to a higher interest rate environment for the quarter ended December 31, 2004.

Six of these 35 securities are in the transportation sector and are related to the airline industry. For those airline securities, which we have previously impaired, we expect to recover our carrying amount based upon underlying aircraft collateral values.

The remaining 7 of these 35 securities are in the consumer non-cyclical sector. There is one issuer, comprising of one security, which represents $7 million. No other single issuer of fixed maturities in this sector has an unrealized loss greater than $5 million.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

The scheduled maturity distribution of the fixed maturity portfolio at December 31, 2004 follows. Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in millions)	Amortized cost	Fair value
Due in one year less	$411.5	$413.7
Due after one year through five years	1,886.2	1,938.3
Due after five years through ten years	1,603.9	1,662.9
Due after ten years	967.0	987.0

Subtotals	4,868.6	5,001.9
Mortgage-backed securities	1,311.1	1,319.7
Asset-backed securities	676.1	679.6

Totals	$6,855.8	$7,001.2

As of December 31, 2004, $828.2 million of our investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

As required by law, we have amounts invested, with governmental authorities and banks for the protection of policyholders, of $5.6 million and $5.7 million as of December 31, 2004 and 2003, respectively.

As of December 31, 2004, securities issued by finance and insurance, utilities and energy and consumer—non cyclical industry groups represented approximately 35%, 17% and 12% of our domestic and foreign corporate fixed maturities portfolio, respectively. No other industry group comprises more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2004, we did not hold any fixed maturity securities, which individually exceeded 10% of stockholder’s interest.

The Securities Valuation Office of the National Association of Insurance Commissioners (NAIC) evaluates bond investments of U.S. insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations.” The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade (rated “Baa3” or higher by Moody’s, or rated “BBB-” or higher by S&P) by such rating organizations. NAIC designations 3 through 6 include bonds considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P).

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

The following table presents our fixed maturities by NAIC and/or equivalent ratings of the Nationally Recognized Statistical Rating Organizations, as well as the percentage, based upon estimated fair value, that each designation comprises. Our non-U.S. fixed maturities generally are not rated by the NAIC and are shown based upon the equivalent rating of the Nationally Recognized Statistical Rating Organizations. Similarly, certain privately placed fixed maturities that are not rated by the Nationally Recognized Statistical Rating Organizations are shown based upon their NAIC designation. Certain fixed maturities, primarily non-U.S. fixed maturities, are not rated by the NAIC or the Nationally Recognized Statistical Rating Organizations and are so designated.

		As of December 31,
(Dollar amounts in millions)		2004			2003
NAIC Rating	Rating Agency Equivalent Designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Dollar amounts in millions)
1	Aaa/Aa/A	$3,982.0	$4,025.0	57.5%	$5,719.0	$5,805.7	60.2%
2	Baa	2,279.0	2,361.7	33.7%	2,951.8	3,059.4	31.7%
3	Ba	408.2	430.9	6.2%	460.5	481.6	5.0%
4	B	135.6	135.5	1.9%	161.7	158.2	1.6%
5	Caa and lower	30.7	26.9	0.4%	101.5	91.8	1.0%
6	In or near default	7.1	7.8	0.1%	40.6	43.0	0.5%
Not rated	Not rated	13.2	13.4	0.2%	1.0	1.0	—

	Total fixed maturities	$6,855.8	$7,001.2	100.0%	$9,436.1	$9,640.7	100.0%

We have limited partnership commitments outstanding of $0.4 million and $7.4 million at December 31, 2004 and December 31, 2003, respectively.

(b) Mortgage and Real Estate Portfolio

For the years ended December 31, 2004 and 2003, respectively, we originated $28.0 million and $44.6 million of mortgages secured by real estate in California, which represents 14% and 9% of our total originations for those years.

We have certain investment commitments to provide fixed-rate loans. The investment commitments, which would be collateralized by related properties of the underlying investments and held for investment purposes, involve varying elements of credit and market risk. We are committed to fund $6.1 million and $0 as of December 31, 2004 and 2003, respectively, in U.S. mortgage loans, which will be held for investment purposes.

“Impaired” loans are defined under U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. That definition excludes, among other things, leases or large groups of smaller-balance homogenous loans and therefore applies principally to our commercial loans.

Under these principles, we have two types of “impaired” loans: loans requiring allowances for losses (none as of December 31, 2004 and 2003) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($0.8 million and $1.2 million as of December 31, 2004 and 2003, respectively). Average investment in impaired loans during December 31, 2004, 2003 and 2002 was $1.1 million, $2.8 million and $5.1 million and interest income earned on these loans while they were considered impaired was $0, $0.1 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

The following table presents the activity in the allowance for losses during the years ended December 31, 2004, 2003 and 2002:

(Dollar amounts in millions)	2004	2003	2002
Balance at January 1	$10.4	$8.9	$18.2
(Benefit) provision (credited) charged to operations	1.0	1.5	(9.3)
Transfers	(0.6)	—	—
Amounts written off, net of recoveries	(0.4)	—	—

Balance at December 31	$10.4	$10.4	$8.9

During 2002, as part of our on-going analysis of exposure to losses arising from mortgage loans, we recognized $11.6 million reduction in its allowance for losses.

The allowance for losses on mortgage loans at December 31, 2004, 2003 and 2002 represented 0.9%, 0.8% and 0.8% of gross mortgage loans, respectively. Non-income producing mortgage loans were $0.8 million and $0 of December 31, 2004 and 2003, respectively.

(3) Deferred Acquisition Costs

Activity impacting deferred acquisition costs for the years ended December 31, 2004, 2003 and 2002 was as follows:

(Dollar amounts in millions)	2004	2003	2002
Unamortized balance at January 1	$923.8	$843.3	$838.2
Cost deferred	89.1	167.7	116.3
Amortization, net	(23.6)	(87.2)	(111.2)
Transfers due to reinsurance transactions with UFLIC	(734.1)	—	—

Unamortized balance at December 31	255.2	923.8	843.3
Cumulative effect of net unrealized investment gains	(7.1)	(26.8)	(16.1)

Balance at December 31	$248.1	$897.0	$827.2

(4) Intangible Assets and Goodwill

At December 31, 2004 and 2003 the gross carrying amount and accumulated amortization of intangibles subject to amortization were as follows:

	2004		2003
(Dollar amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Present value of future profits (“PVFP”)	$123.7	$(27.6)	$508.8	$(380.7)
Capitalized software	31.1	(11.9)	26.2	(10.1)
Deferred sales inducements to contractholders	5.7	(0.4)	—	—
All other	1.0	(1.0)	1.0	(0.6)

Total	$161.5	$(40.9)	$536.0	$(391.4)

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(a) Present Value of Future Profits

The method used by us to value PVFP in connection with acquisitions of life insurance entities is summarized as follows: (1) identify the future gross profits attributable to certain lines of business, (2) identify the risks inherent in realizing those gross profits and (3) discount those gross profits at the rate of return that we must earn in order to accept the inherent risks.

The following table presents the activity in PVFP for the years ended December 31, 2004, 2003 and 2002:

(Dollar amounts in millions)	2004	2003	2002
Unamortized balance at January 1	$173.9	$202.2	$235.1
Interest accreted as 5.2%, 5.4% and 6.0% for December 31, 2004, 2003 and 2002, respectively	7.1	10.2	13.2
Amortization	(27.6)	(38.5)	(46.1)
Amounts transferred in connection with reinsurance transactions with UFLIC	(23.7)	—	—

Unamortized balance December 31	129.7	173.9	202.2
Cumulative effect of net unrealized investment gains	(33.6)	(45.8)	(13.4)

Balance at December 31	$96.1	$128.1	$188.8

The estimated percentage of the December 31, 2004 balance, before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

2005	11.2%
2006	9.7%
2007	8.7%
2008	7.4%
2009	6.8%

(b) Goodwill

As of December 31, 2004 goodwill was comprised of the following:

(Dollar amounts in millions)	Retirement Income & Investments	Protection	Total
Balance at December 31, 2002	$54.8	$52.6	$107.4
Additions	5.0	4.9	9.9

Balance at December 31, 2003	59.8	57.5	117.3
Impairment	59.8	—	59.8

Balance at December 31, 2004	$—	$57.5	$57.5

As a result of the reinsurance transactions with UFLIC described in Note 5, we were not able to transfer any goodwill, as the reinsurance transactions with UFLIC did not constitute the disposition of a business. However, as the reinsurance transactions with UFLIC represented a significant portion of our operations, we were required to test goodwill for impairment and recognized an impairment charge of $59.8 million in the Retirement Income and Investments reporting unit for the year ended December 31, 2004. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(5) Reinsurance

On April 15, 2004, we entered into reinsurance transactions in which we ceded to Union Fidelity Life Insurance Company, an affiliate, substantially all of our in-force blocks of variable annuities and structured settlements. Our in-force variable annuity contracts, excluding the GERA™ product that was not reinsured, had aggregate general account reserves of $2.5 billion as of January 1, 2004. Our in-force structured settlements reinsured had aggregate policyholder reserves of $0.3 billion as of January 1, 2004. At December 31, 2004, the in-force blocks of variable annuities and structured settlements ceded to UFLIC had aggregate policyholder reserves of $2.4 billion and $0.2 billion, respectively. The reinsurance transactions with UFLIC were completed and accounted for at book value. We transferred investment assets to UFLIC in exchange for the reinsurance recoverable asset from UFLIC in the amount of $2.1 billion at January 1, 2004. UFLIC also assumed any benefit or expense resulting from third party reinsurance that we have on this block of business. We have $7.6 billion in retained assets that are attributable to the separate account portion of the variable annuity business and will make any payments with respect to that separate account portion directly from these assets. The reinsurance transactions with UFLIC will be reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit. Under these reinsurance agreements, we continue to perform various management, administration and support services and receive an expense allowance from UFLIC to reimburse us for costs we incur to service the reinsured blocks. Actual costs and expense allowance amounts will be determined by expense studies to be conducted periodically.

Although we are not relieved of our primary obligations to the contractholders, the reinsurance transactions with UFLIC transfer the future financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under these reinsurance agreements, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee will administer the trust accounts and we will be permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC.

Concurrently with the consummation of the reinsurance transactions with UFLIC, we paid a dividend to our stockholders consisting of cash and securities. A portion of this dividend, together with amounts paid by certain of our affiliates, was used by GE Financial Assurance Holdings, Inc. to make a capital contribution to UFLIC. The aggregate value of the dividend was $409.5 million, consisting of cash in the amount of $30.4 million and securities in the amount of $379.1 million.

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

In order to limit the amount of loss retention, certain policy risks are reinsured with other insurance companies. The maximum of individual ordinary life insurance normally retained by any one insured with an issue age up to and including 75 is $1.0 million and for issue ages over 75 is $0.1 million. Certain Medicare supplement insurance policies are reinsured on either a quota share or excess of loss basis. We also use reinsurance for guaranteed minimum death benefit (“GMDB”) options on most of our variable annuity products. We monitor both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers. Other than with UFLIC, at December 31, 2004, we had no significant concentrations of variable annuity net at risk

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

reinsurance with any one reinsurer that could have a material impact on our results of operations. At December 31, 2004, 28.5% of our reinsured life insurance net at risk exposure was with one company.

Net life insurance in force as of December 31 is summarized as follows:

(Dollar amounts in millions)	2004	2003	2002
Direct life insurance in force	$24,723.4	$26,889.2	$28,964.5
Amounts ceded to other companies	(4,045.2)	(4,129.4)	(4,575.9)
Amounts assumed from other companies	1,863.3	1,970.2	2,092.9

Net in force	$22,541.5	$24,730.0	$26,481.5

Percentage of amount assumed to net	8.3%	8.0%	7.9%

The effects of reinsurance on premiums earned for the years ended December 31, 2004, 2003 and 2002 were as follows:

(Dollar amounts in millions)	2004	2003	2002
Direct	$110.8	$122.9	$117.9
Assumed	2.5	2.5	4.8
Ceded	(16.5)	(21.4)	(17.4)

Net premiums earned	$96.8	$104.0	$105.3

Percentage of amount assumed to net	2.6%	2.4%	4.6%

Due to the nature of our insurance contracts, premiums earned approximate premiums written.

Reinsurance recoveries recognized as a reduction of benefits amounted to $1,038.7 million, $77.7 million and $87.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

(b) Insurance Contracts

Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums, based on mortality, morbidity and other assumptions, which were appropriate at the time the policies were issued or acquired. These assumptions are periodically evaluated for potential reserve deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported and claims in the process of settlement. This estimate is based on our experience and the experience of the insurance industry, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

The following chart summarizes the major assumptions underlying our recorded liabilities for future annuity and contract benefits:

	Withdraw Assumption	Mortality/ Morbidity Assumption	Interest Rate Assumption	December 31,
(Dollar amounts in millions)				2003	2004
Investment contracts	N/A	N/A	N/A	$7,419.5	$7,920.2
Limited payment contracts	None	(a)	4.0% -7.6%	51.9	162.4
Traditional life insurance contracts	Company Experience	(b)	6.0% - 7.5%	309.2	324.6
Universal life type contracts	N/A	N/A	N/A	1,769.1	1,780.2
Accident and health	Company Experience	(c)	4.5% - 7.0%	54.9	53.8

Total future annuity and contracts benefits				$9,604.6	$10,241.2

(a)	Either the United States Population Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuity Mortality Table and Company experience.

(b)	Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables and Company experience.

(c)	The 1958 Commissioner’s Standard Ordinary Table, 1964 modified and 1987 Commissioner’s Disability Tables and Company experience.

(7) Income Taxes

The total provision (benefit) for income taxes attributable to continuing operations for the years ended December 31, 2004, 2003 and 2002 consisted of the following components:

(Dollar amounts in millions)	2004	2003	2002
Current federal income tax	$34.2	$(21.4)	$19.8
Deferred federal income tax	(166.6)	18.3	20.8

Subtotal-federal income tax	(132.4)	(3.1)	40.6

Current state income tax	(3.5)	—	1.3
Deferred state income tax	(7.4)	—	1.0

Subtotal-state income tax	(10.9)	—	2.3

Total income tax	$(143.3)	$(3.1)	$42.9

The reconciliation of the federal statutory rate to the effective income tax rate on income from continuing operations for the years ended December 31, 2004, 2003 and 2002 is as follows:

(Dollar amounts in millions)	2004	2003	2002
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	(4.2)	(0.1)	0.5
Non-deductible goodwill amortization	37.8	—	—
Dividends-received deduction	(11.9)	(53.1)	(9.1)
Reinsurance transactions with UFLIC	(315.9)	—	—
Other, net	0.4	(0.8)	0.6

Effective rate	(258.8)%	(19.0)%	27.0%

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

The components of the net deferred income tax asset (liability) at December 31, 2004 and 2003 are as follows:

(Dollar amounts in millions)	2004	2003
Assets:
Insurance reserves amounts	$65.7	$118.9
Investments	—	11.1
Net unrealized losses on investment securities	—	—
Net unrealized losses on derivatives	—	—
Accruals	17.5	21.9
Deferred tax losses	11.0	—
Other	28.8	0.6

Total deferred income tax asset	123.0	152.5

Liabilities:
Net unrealized gains on investment securities	38.7	47.3
Net unrealized gains on derivatives	1.9	0.3
Investments	10.4	—
Present value of future profits	22.4	39.7
Deferred acquisition costs	4.5	234.6
Other	39.2	5.3

Total deferred income tax liability	117.1	327.2

Net deferred income tax asset (liability)	$5.9	$(174.7)

The significant changes in our deferred tax components related to insurance reserves, deferred acquisition costs, present value of future profits and investments are directly attributable to the reinsurance transactions with UFLIC.

Based on our analysis, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable us to realize remaining deferred tax assets. Accordingly, no valuation allowance for deferred tax assets is deemed necessary.

We paid federal and state taxes of $38.1 million for the year ended December 31, 2004. We paid federal and state taxes of $7.3 million for the year ended December 31, 2003. For the year ended December 31, 2002, we received refunds of $16.4 million.

At December 31, 2004 and 2003, the deferred income tax asset was $5.9 million and the deferred income tax liability was $174.7 million, respectively. At December 31, 2004 and 2003, the current income tax receivable was $2.6 million and the current income tax liability was $4.8 million, respectively.

(8) Related Party Transactions

We pay investment advisory fees and other fees to affiliates. Amounts incurred for these items aggregated $19.3 million, $60.7 million and $36.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. We charge affiliates for certain services and for the use of facilities and equipment, which aggregated $14.3 million, $55.6 million and $58.4 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

In May 2002, we entered into an investment management agreement with GEAM under which we paid $6.9 million in 2004 and $10.5 million in 2003 to GEAM as compensation for the investment services.

During 2002, we sold certain assets to an affiliate at a fair value established as if it were an arms-length, third party transaction, which resulted in a gain of $17.6 million.

GE Capital has guaranteed certain obligations under floating-rate funding agreements with a final maturity on or before June 30, 2005. This guarantee covers our obligations to contractholders and requires us to reimburse GE Capital for any payments made to contractholders under the guarantee. As of December 31, 2004, GE Capital’s guarantee covered $858.0 million of outstanding floating-rate funding agreements.

We pay interest on outstanding amounts under a credit funding agreement with GNA Corporation, the parent company of GECA. We have a credit line of $500 million with GNA. Interest expense under this agreement was $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002 respectively. We pay interest at the cost of funds of GNA Corporation, which were 2.2%, 1.3% and 2.0%, as of December 31, 2004, 2003 and 2002, respectively. The amounts outstanding as of December 31, 2004 and 2003 were $10.7 million and $6.3 million, respectively and are included with other liabilities in the Consolidated Balance Sheets.

(9) Litigation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations.

We were named as a defendant in a lawsuit, McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co., related to the sale of universal life insurance policies. The complaint was filed on November 1, 2000, in Georgia state court, as a class action on behalf of all persons who purchased certain universal life insurance policies and alleges improper practices in connection with the sale and administration of universal life policies. The plaintiffs sought unspecified compensatory and punitive damages. On December 1, 2000, we removed the case to the U.S. District Court for the Middle District of Georgia. We have vigorously denied liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003 to settle the case on a nationwide class basis. The settlement provides benefits to the class, and allows us to continue to serve our customers’ needs undistracted by disruptions caused by litigation. The court gave final approval to the settlement on August 12, 2004. In the third quarter of 2003, we accrued $50 million in reserves relating to this litigation, which represents our best estimate of bringing this matter to conclusion. The precise amount of payments in this matter cannot be estimated because they are dependent upon the number of individuals who ultimately will seek relief in the claim form process of the class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms and the nature of the relief to which they are entitled. That process is currently underway. In addition, approximately 650 class members elected to exclude themselves

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

from the class action settlement. In the fourth quarter of 2004, we reached an agreement in principle to settle the threatened claims of policyholders who had excluded approximately 512 policies from the class action settlement. At that time, we accrued a reserve for the settlement in principle. We have also been named as a defendant in six lawsuits brought by 67 class members who elected to exclude themselves from the class action settlement. We cannot determine at this point whether or how many other class members who have excluded themselves from the class action will initiate individual actions against us, or the effect of such suits or claims, including the six pending lawsuits, on our financial condition, results of operations or business reputation.

In addition, we were named as a defendant in five lawsuits brought by individuals claiming that William Maynard, one of our former dedicated sales specialists, and Anthony Allen, one of our former independent producers, converted customer monies and engaged in various fraudulent acts. The five cases are, Monger v. Allen, Maynard, and GE Life and Annuity Assurance Company (“GELAAC”) (filed October 24, 2003), Warfel v. Allen, Maynard, adVenture Publishing, and GELAAC (filed February 6, 2004), Hanrick v. Allen, Maynard and GELAAC (filed March 10, 2004), Modlin v. Allen, et al. (filed June 17, 2004), and Clark v. Allen, 66 et al. (filed June 25, 2004). The Monger and Hanrick cases have been settled. The remaining three cases are in their preliminary stages and are pending in the state court of Cumberland County, North Carolina. The suits allege that GELAAC failed to properly supervise Allen and Maynard and that GELAAC is responsible for Allen’s and Maynard’s conduct. Specifically, Monger alleged conversion, negligence, fraudulent misrepresentation, constructive fraud, unfair and deceptive trade practices, violations of the Investment Company Act of 1940 and negligent supervision. Warfel alleged breach of contract, coversion, breach of fiduciary duty, fraud, constructive fraud, negligent misrepresentation, negligent supervision and unfair and deceptive trade practices. Hanrick alleged conversion, negligence, fraudulent misrepresentation, constructive fraud, unfair and deceptive trade practices and negligent supervision. Modlin and Clark make similar allegations. The total amount allegedly invested by the plaintiffs in the three unresolved actions is approximately $883,000. The plaintiff in Warfel seeks damages of $1.4 million and the plaintiffs in Modlin and Clark seek unspecified compensatory damages. In addition, each plaintiff seeks treble damages, as well as punitive damages of an unspecified amount. Additionally, in the fourth quarter of 2004, we reached an agreement in principle to settle the threatened claims of a putative class of individuals who had dealings with Allen and Maynard. At that time we accrued a reserve for the settlement in principle. In October 2003, Allen and Maynard were arrested and charged with conversion in Cumberland County, North Carolina for allegedly failing to remit $30,000 in premiums that they received from a client to GELAAC. Allen has also been indicted in Cumberland County, North Carolina for converting the funds of numerous other individuals. We cannot determine the ultimate outcome of these suits or any related or similar suits or claims will be asserted against us in the future, or the effect of such suits or claims on our financial condition, results of operations or reputation.

(10) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the Consolidated Financial Statements at fair value are not included in the following disclosure of fair value; such items include cash and cash equivalents, investment securities, separate accounts and derivative financial instruments. Other financial assets and liabilities – those not carried at fair value – are discussed below. Apart from certain of our borrowings and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the financial instrument.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

The bases on which we estimate fair values are as follows:

Mortgage loans.    Based on quoted market prices, recent transactions and/or discounted future cash flows, using rates at which similar loans would have been made to similar borrowers.

Other financial instruments.    Based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates of the cost to terminate or otherwise settle obligations.

Borrowings.    Based on market quotes or comparables.

Investment contract benefits.    Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender value for single premium deferred annuities.

Policy Loans.    Carrying value approximates estimated fair value.

All other instruments.    Based on comparable market transactions, discounted future cash flows, quoted market prices and /or estimates of the cost to terminate or otherwise settle obligations.

The following represents the fair value of financial assets and liabilities at December 31,

	2004				2003
	Assets (Liabilities)				Assets (Liabilities)
(Dollar amounts in millions)	Notional Amount		Carrying Amount	Estimated Fair Value	Notional Amount		Carrying Amount	Estimated Fair Value
Assets:
Mortgage loans	(a	)	$1,207.7	$1,252.4	(a	)	$1,262.3	$1,309.7
Policy Loans	(a	)	148.4	148.4	(a	)	138.5	138.5
Other financial instruments	(a	)	23.1	23.1	(a	)	0.9	0.9
Liabilities:
Borrowings and related instruments:
Borrowings	(a	)	(10.7)	(10.7)	(a	)	(6.3)	(6.3)
Investment contract benefits	(a	)	(7,419.5)	(7,492.6)	(a	)	(7,920.2)	(7,969.9)
Other firm commitments:
Ordinary course of business lending commitments	$31.5		—	—	—		—	—
Commitments to fund limited partnerships	$0.4		—	—	$7.4		—	—

(a)	These financial instruments do not have notional amounts.

A reconciliation of current period changes for the years ended December 31, 2004 and 2003, net of applicable income taxes in the separate component of stockholder’s interest labeled “derivatives qualifying as hedges”, follows:

(Dollar amounts in millions)	2004	2003
Net Other Comprehensive Income Balances as of January 1	$0.4	$2.3
Current period decreases (increases) in fair value - net	2.1	(0.3)
Reclassification to earnings, net	0.8	(1.6)

Balance at December 31	$3.3	$0.4

Hedges of Future Cash Flows

There was $0 of ineffectiveness reported in the twelve months ended December 31, 2004 and 2003 in the fair values of hedge positions. There were no amounts excluded from the measure of effectiveness in the twelve months ended December 31, 2004 and 2003 related to the hedge of future cash flows.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

The $3.3 million, net of taxes, recorded in stockholder’s interest at December 31, 2004 is expected to be reclassified to future income, contemporaneously with and primarily offsetting changes in interest expense and interest income on floating-rate instruments. Of this amount $0.8 million, net of income taxes, is expected to be reclassified to earnings in the year ending December 31, 2005. Actual amounts may vary from this amount as a result of market conditions. The amount of $0.8 million, net of income taxes, was reclassified to earnings in the year ended December 31, 2004. The amount of $(1.6) million, net of income taxes, was reclassified to earnings in the year ended December 31, 2003. No amounts were reclassified to earnings during the year ended December 31, 2004 and 2003 in connection with forecasted transactions that were no longer considered probable of occurring.

Derivatives Not Designated as Hedges

We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting as described in the following paragraph. We will also occasionally receive derivatives in the ordinary course of business. Under SFAS 133, derivatives that do not qualify for hedge accounting are marked to market through earnings.

For certain liabilities, we engage both OTC and exchange traded financial derivatives to hedge the economic risk associated with changes in interest rates, equity prices and equity implied volatility. Although these instruments are considered to be derivatives under SFAS 133, our economic risk is similar to, and managed on the same basis as other equity instruments we hold.

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

The following table summarizes the current balance of assets sold to Special Purpose Entities (“SPEs”) at December 31:

(Dollar amounts in millions)	2004	2003
Assets secured by:
Commercial mortgage loans	$112.7	$137.1
Fixed maturities	86.4	105.4
Other receivables	98.8	107.3

Total assets	$297.9	$349.8

Each of the categories of assets shown in the table above represents portfolios of assets that are highly rated. Examples of each category include: commercial mortgage loans—loans on diversified commercial property; fixed maturities- domestic and foreign, corporate and government securities; other receivables—primarily policy loans.

We evaluate the economic, liquidity and credit risk related to the above SPEs and believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our operations, cash flows, or financial position. Financial support for certain SPE’s is provided under credit support agreements, in which

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

Genworth Financial provides limited recourse for a maximum of $119 million of credit losses in such entities. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital. We may record liabilities, for such guarantees based on our best estimate of probable losses. To date, no SPE has incurred a loss.

Sales of securitized assets to SPEs result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. There were no securitization transactions in 2004 and 2003. Sales resulted in net gains on securitizations of approximately $5.8 million in 2002. The net realized gains and losses are included in net realized gains within our Consolidated Statements of Income

Retained interests and recourse obligations related to such sales that are recognized in our consolidated financial statements are as follows:

	December 31,
	2004		2003
(Dollar amounts in millions)	Cost	Fair Value	Cost	Fair Value
Retained interests - assets	$9.7	$11.5	$14.5	$15.6
Servicing assets	—	—	—	—
Recourse liability	—	—	—	—

Total	$9.7	$11.5	$14.5	$15.6

Retained interest.    When we securitize receivables, we determine fair value based on discounted cash flow models that incorporate, among other things, assumptions including credit losses, prepayment speeds and discount rates. These assumptions are based on our experience, market trends and anticipated performance related to the particular assets securitized. Subsequent to recording retained interests, we review recorded values quarterly in the same manner and using current assumptions.

Servicing assets.    Following a securitization transaction, we retain the responsibility for servicing the receivables, and as such, are entitled to receive an ongoing fee based on the outstanding principal balances of the receivables. There are no servicing assets nor liabilities recorded as the benefits of servicing the assets are adequate to compensate an independent servicer for its servicing responsibilities.

Recourse liability.    As described previously, under credit support agreements we provide recourse for credit losses in special purpose entities. We provide for expected credit losses under these agreements and such amounts approximate fair value.

(12) Restrictions on Dividends

Insurance companies are restricted by state regulations departments as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on the lesser of 10% of the prior year surplus or prior year net gain from operations. Dividends in excess of the prescribed limits or our earned surplus require formal approval from the Commonwealth of Virginia State Corporation Commission, Bureau of Insurance. Based on statutory results as of December 31, 2004, we are able to distribute $67.2 million in dividends in 2005 without obtaining regulatory approval.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

Concurrently with the consummation of the reinsurance transactions with UFLIC, we paid a dividend to our stockholders consisting of cash and securities. A portion of this dividend, together with amounts paid by certain of our affiliates, was used by GE Financial Assurance Holdings, Inc. to make a capital contribution to UFLIC. The aggregate value of the dividend was $409.5 million, consisting of cash in the amount of $30.4 million and securities in the amount of $379.1 million.

In addition to the dividend in connection with the reinsurance transaction with UFLIC, we declared and paid dividends of $9.6 million for each of the years ended December 31, 2004, 2003 and 2002.

(13) Supplementary Financial Data

We file financial statements with state insurance regulatory authorities and the National Association of Insurance Commissioners (“NAIC”) that are prepared on an accounting basis prescribed by such authorities (statutory basis). Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income and stockholder’s interest. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. We have no permitted accounting practices.

For the years ended December 31, 2004, 2003 and 2002, statutory net (loss) income and statutory capital and surplus is summarized below:

(Dollar amounts in millions)	2004	2003	2002
Statutory net income (loss)	$105.8	$(28.0)	$(48.8)
Statutory capital and surplus	$817.2	$562.4	$550.7

The NAIC has adopted Risk Based Capital (“RBC”) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risks. The RBC formula is designated as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor our RBC level. At December 31, 2004 and 2003 we exceeded the minimum required RBC levels.

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

Retirement Income and Investments is comprised of products offered to individuals who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income and seek to protect against outliving their assets and to institutions seeking investment products.

Protection is comprised of products offered to consumers to provide protection against financial hardship after the death of an insured and to protect income and assets from the adverse economic impacts of significant health care costs. See Note (1)(c) for further discussion of our principal product lines within these two segments.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

The following is a summary of industry segment activity for December 31, 2004, 2003 and 2002:

(Dollar amounts in millions) December 31, 2004 – Segment Data	Retirement Income and Investments	Protection	Corporate and Other	Consolidated
Net investment income	$238.5	$140.3	$42.2	$421.0
Net realized investment gains	—	—	5.7	5.7
Premiums	0.4	96.4	—	96.8
Other revenues	40.0	136.4	—	176.4

Total revenues	278.9	373.1	47.9	699.9

Interest credited, benefits and other changes in policy reserves	202.4	271.6	—	474.0
Underwriting, acquisition and insurance expenses, net of deferrals	17.1	31.1	15.0	63.2
Amortization of deferred acquisition costs and intangibles	78.6	28.7	—	107.3

Total benefits and expenses	298.1	331.4	15.0	644.5

Income before income taxes and cumulative effect of change in accounting principle	(19.2)	41.7	32.9	55.4
Provision (benefit) for income taxes	8.2	14.8	(166.3)	(143.3)

Income (loss) before cumulative effect of change in accounting principle	(27.4)	26.9	199.2	198.7
Cumulative effect of change in accounting principle, net of tax	0.7	—	—	0.7

Net income (loss)	$(26.7)	$26.9	$199.2	$199.4

Total assets	$16,742.4	$2,745.7	$1,344.5	$20,832.6

(Dollar amounts in millions) December 31, 2003 – Segment Data	Retirement Income and Investments	Protection	Corporate and Other	Consolidated
Net investment income (loss)	$402.7	$152.5	$(17.2)	$538.0
Net realized investment gains	—	—	3.9	3.9
Premiums	(1.7)	105.7	—	104.0
Other revenues	150.8	143.8	0.3	294.9

Total revenues	551.8	402.0	(13.0)	940.8

Interest credited, benefits and other changes in policy reserves	362.0	294.3	—	656.3
Underwriting, acquisition and insurance expenses, net of deferrals	46.4	55.3	47.3	149.0
Amortization of deferred acquisition costs and intangibles	84.9	34.0	—	118.9

Total benefits and expenses	493.3	383.6	47.3	924.2

Income (loss) before income taxes	58.5	18.4	(60.3)	16.6
Provision (benefit) for income taxes	14.7	6.5	(24.3)	(3.1)

Net income (loss)	$43.8	$11.9	$(36.0)	$19.7

Total assets	$17,412.4	$2,758.1	$692.1	$20,862.6

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

(Dollar amounts in millions) December 31, 2002 – Segment Data	Retirement Income and Investments	Protection	Corporate and Other	Consolidated
Net investment income	$457.1	$160.5	$(17.4)	$600.2
Net realized investment gains	—	—	55.3	55.3
Premiums	1.0	102.3	2.0	105.3
Other revenues	157.3	123.7	3.6	284.6

Total revenues	615.4	386.5	43.5	1,045.4

Interest credited, benefits and other changes in policy reserves	392.6	247.1	0.6	640.3
Underwriting, acquisition and insurance expenses, net of deferrals	37.1	57.8	4.4	99.3
Amortization of deferred acquisition costs and intangibles	113.6	30.6	2.9	147.1

Total benefits and expenses	543.3	335.5	7.9	886.7

Income before income taxes	72.1	51.0	35.6	158.7
Provision (benefit) for income taxes	26.0	18.1	(1.2)	42.9

Net income	$46.1	$32.9	$36.8	$115.8

Total assets	$17,116.4	$2,777.5	$387.1	$20,281.0

(15) Quarterly Financial Data (unaudited)

Summarized quarterly financial data for the years ended December 31, 2004 and 2003 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(Dollar amounts in millions)	2004	2003	2004	2003	2004	2003	2004	2003
Net investment income	$129.1	$137.9	$84.4	$137.1	$100.0	$137.9	$107.5	$125.1

Total revenues	$232.2	$250.9	$119.0	$227.7	$174.5	$227.1	$174.2	$235.1

Earnings (loss) before cumulative effect of change in accounting principle (1)	$6.5	$24.9	$150.4	$9.7	$19.0	$(21.9)	$22.8	$7.0

Net income (loss)	$7.2	$24.9	$150.4	$9.7	$19.0	$(21.9)	$22.8	$7.0

(1)	See note 1 (t) of the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

GE Life and Annuity Assurance Company:

Under the date of February 12, 2005, we reported on the consolidated balance sheets of GE Life and Annuity Assurance Company and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder’s interest, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included herein. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004 and its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

Richmond, Virginia

February 12, 2005

Schedule III

GE LIFE AND ANNUITY ASSURANCE COMPANY

Supplemental Insurance Inforamation

(Dollar amounts in millions)

Segment	Deferred Acquisition Costs	Future Annuity And Contract Benefits & Liability For Policy and Contract Claims	Unearned Premiums	Other Policyholder Liabilities	Premium Revenue
December 31, 2004:
Retirement Income and Investments	$171.0	$7,474.6	$—	$210.7	$0.4
Protection	77.1	2,219.4	24.0	1.2	96.4
Corporate and Other	—	—	—	—	—

Total	$248.1	$9,694.0	$24.0	$211.9	$96.8

December 31, 2003:
Retirement Income and Investments	$817.0	$8,032.8	$—	$120.2	$(1.7)
Protection	80.0	2,251.0	24.8	2.8	105.7
Corporate and Other	—	—	—	—	—

Total	$897.0	$10,283.8	$24.8	$123.0	$104.0

December 31, 2002:
Retirement Income and Investments					$1.0
Protection					102.3
Corporate and Other					2.0

Total					$105.3

Segment	Net Investment Income	Interest Credited & Benefits and Other Changes Policy Reserves	Underwriting, Acquisition and Insurance Expenses, net of deferrals	Amortization of Deferred Acquisition Costs and Intangibles	Premiums Written
December 31, 2004:
Retirement Income and Investments	$238.5	$202.4	$17.1	$78.6	$0.3
Protection	140.3	271.6	31.1	28.7	97.1
Corporate & Other	42.2	—	15.0	—	—

Total	$421.0	$474.0	$63.2	$107.3	$97.4

December 31, 2003:
Retirement Income and Investments	$402.7	$362.0	$46.4	$84.9	$(1.7)
Protection	152.5	294.3	55.3	34.0	105.4
Corporate & Other	(17.2)	—	47.3	—	—

Total	$538.0	$656.3	$149.0	$118.9	$103.7

December 31, 2002:
Retirement Income and Investments	$457.1	$392.6	$37.1	$113.6	$1.0
Protection	160.5	247.1	57.8	30.6	102.1
Corporate & Other	(17.4)	0.6	4.4	2.9	2.0

Total	$600.2	$640.3	$99.3	$147.1	$105.1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2004, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on our management’s assessment of our internal control over financial reporting. This attestation report appears below.

/s/ PAMELA S. SCHUTZ
Pamela S. Schutz
President and Chief Executive Officer

/s/ J. KEVIN HELMINTOLLER
J. Kevin Helmintoller
Senior Vice President and Chief Financial Officer

February 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

GE Life and Annuity Assurance Company:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that GE Life and Annuity Assurance Company and subsidiary (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that GE Life and Annuity Assurance Company and subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, GE Life and Annuity Assurance Company and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GE Life and Annuity Assurance Company and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder’s interest, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004 and its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP

Richmond, Virginia

February 12, 2005

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2004

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information omitted in accordance with General Instructions I (2)(c)

Item 11. Executive Compensation.

Information omitted in accordance with General Instructions I (2)(c)

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder’s Matters.

Information omitted in accordance with General Instructions I (2)(c)

Item 13. Certain Relationships and Related Transactions.

Information omitted in accordance with General Instructions I (2)(c).

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A with regard to the Company’s parent entity, Genworth Financial, Inc. is set forth in Genworth Financial Inc.’s definitive proxy statement or in an amendment to this report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Independent Auditor,” and possibly elsewhere therein. That information is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) 1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2004
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Stockholder’s Interest for each of the years in the three-year period ended December 31, 2004
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004
Notes to Consolidated Financial Statements

(a) 2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
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

Exhibit Number	Description

3 (i)	Amended and Restated Articles of Incorporation of GE Life and Annuity Assurance Company, previously filed as Exhibit 3(a)(i) to Form S-1 filed April 19, 2002 (Commission File No. 333-67902) and incorporated herein by reference.

3 (ii)	Amended and Restated By-Laws of GE Life and Annuity Assurance Company, previously filed as Exhibit 3(b)(i) to Form S-1 filed April 19, 2002 (Commission File No. 333-67902) and incorporated herein by reference.

21	Subsidiaries, Information omitted in accordance with General Instructions I (2)(c)

23	Consent of KPMG LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Pamela S. Schutz

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - J. Kevin Helmintoller

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Pamela S. Schutz

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - J. Kevin Helmintoller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized, in Richmond, Virginia, on this 1st day of March, 2005.

GE LIFE AND ANNUITY ASSURANCE COMPANY

March 1, 2005	By	/s/ JOHN E. KARAFFA
John E. Karaffa
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the date indicated.

Signature	Title	Date

/s/ PAMELA S. SCHUTZ (Pamela S. Schutz)	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2005

/s/ J. KEVIN HELMINTOLLER (J. Kevin Helmintoller)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2005

/s/ JOHN E. KARAFFA (John E. Karaffa)	Vice President and Controller (Principal Accounting Officer)	March 1, 2005

/s/ GEOFFREY S. STIFF (Geoffrey S. Stiff)	Director, Senior Vice President	March 1, 2005

/s/ PAUL A. HALEY (Paul A. Haley)	Director, Senior Vice President	March 1, 2005

/s/ THOMAS M. STINSON (Thomas M. Stinson)	Director, Senior Vice President	March 1, 2005

/s/ BRIAN W. HAYNES (Brian W. Haynes)	Director, Senior Vice President	March 1, 2005

/s/ ROBERT T. METHVEN (Robert T. Methven)	Director, Senior Vice President	March 1, 2005

/s/ LEON E. RODAY (Leon E. Roday )	Director, Senior Vice President	March 1, 2005

/s/ DANIEL C. MUNSON (Daniel C. Munson)	Director, Senior Vice President	March 1, 2005