Form 10-Q
period 2005-03-31
GE LIFE & ANNUITY ASSURANCE CO
filed 2005-05-10
CIK 1156124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 6, 2005, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of GE Life and Annuity Assurance Company is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statement of Current and Retained Earnings

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Net investment income	$107.8	$129.1
Net realized investment gains	3.1	1.1
Premiums	25.0	26.0
Cost of insurance	37.9	36.4
Variable product fees	4.1	30.5
Other income	6.2	9.1

Total revenues	184.1	232.2

Benefits and expenses:
Interest credited	70.9	97.6
Benefits and other changes in policy reserves	51.7	57.3
Underwriting, acquisition and insurance expenses, net of deferrals	21.5	33.5
Amortization of deferred acquisition costs and intangibles	4.0	34.5

Total benefits and expenses	148.1	222.9

Earnings before income taxes and cumulative effect of change in accounting principle	36.0	9.3
Provision for income taxes	9.0	2.8

Earnings before cumulative effect of change in accounting principle	27.0	6.5
Cumulative effect of change in accounting principle, net of tax of $0.4 million	—	0.7

Net earnings	27.0	7.2

Retained earnings at beginning of period	308.0	527.7
Dividends declared	—	—

Retained earnings at end of period	$335.0	$534.9

See Notes to Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statement of Financial Position

(Dollar amounts in millions, except share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$6,407.8	$7,001.2
Equity securities available-for-sale, at fair value	27.8	26.8
Mortgage loans, net of valuation allowance	1,178.7	1,207.7
Policy loans	150.0	148.4
Other invested assets	391.2	466.5

Total investments	8,155.5	8,850.6

Cash and cash equivalents	97.2	26.4
Accrued investment income	86.4	81.5
Deferred acquisition costs	265.5	248.1
Goodwill	57.5	57.5
Intangible assets	137.7	120.6
Reinsurance recoverable	2,701.1	2,753.8
Other assets	251.3	51.5
Deferred tax asset	13.1	5.9
Separate account assets	8,349.6	8,636.7

Total assets	$20,114.9	$20,832.6

Liabilities and Stockholder’s Interest
Liabilities:
Future annuity and contract benefits	$9,085.3	$9,604.6
Liability for policy and contract claims	97.3	89.4
Other policyholder liabilities	271.6	235.9
Other liabilities	731.8	676.0
Separate account liabilities	8,349.6	8,636.7

Total liabilities	18,535.6	19,242.6

Stockholder’s interest:
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Additional paid-in capital	1,061.1	1,061.1

Accumulated non-owner changes in stockholder’s interest:
Net unrealized investment gains	36.5	72.0
Derivatives qualifying as hedges	1.1	3.3

Total accumulated non-owner changes in stockholder’s interest	37.6	75.3
Retained earnings	335.0	308.0

Total stockholder’s interest	1,579.3	1,590.0

Total liabilities and stockholder’s interest	$20,114.9	$20,832.6

See Notes to Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statement of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net earnings	$27.0	$7.2
Adjustments to reconcile net earnings to net cash from operating activities:
Change in reserves	8.4	122.0
Deferred income taxes	13.5	11.0
Other, net	(7.3)	(41.1)

Net cash from operating activities	41.6	99.1

Cash flows from investing activities
Short-term investment activity, net	—	99.6
Proceeds from sales, and maturities of investment securities and other invested assets	636.7	350.2
Principal collected on mortgage and policy loans	50.3	79.9
Purchases of investment securities and other invested assets	(129.8)	(288.7)
Mortgage and policy loan originations	(22.8)	(72.0)

Net cash from investing activities	534.4	169.0

Cash flows from financing activities
Proceeds from issuance of investment contracts	302.7	507.6
Redemption and benefit payments on investment contracts	(797.2)	(681.0)
Proceeds from short-term borrowings	264.4	55.8
Payments on short-term borrowings	(275.1)	(62.0)

Net cash from financing activities	(505.2)	(179.6)

Net change in cash and cash equivalents	70.8	88.5
Cash and cash equivalents at beginning of period	26.4	12.4

Cash and cash equivalents at end of period	$97.2	$100.9

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

The accompanying condensed, consolidated quarterly financial statements are unaudited and have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). These condensed, consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the financial position, results of operations, and cash flow for the periods presented. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2004, contained in our Annual Report on Form 10-K, as of December 31, 2004. (SEC File Number 333-69620). Certain prior year amounts have been reclassified to conform with the current year presentation.

On May 24, 2004, GE Financial Assurance Holdings, Inc. (“GEFAHI”) transferred substantially all of its assets to Genworth Financial, Inc. (“Genworth”), including all of the outstanding capital stock of GNA Corporation (“GNA”), our indirect parent, and 800 shares of our common stock that GEFAHI had held directly. As a result, we became an indirect, wholly-owned subsidiary of Genworth. On May 25, 2004, Genworth’s Class A common stock began trading on The New York Stock Exchange. Approximately 48% of Genworth’s common stock is now owned by public shareholders. GEFAHI continues to own approximately 52% of Genworth’s common stock.

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

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements—(Continued)

(Unaudited)

2.	Non-owner Changes in Stockholder’s Interest

A summary of changes in stockholder’s interest that do not result directly from transactions with our shareholder follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Net earnings	$27.0	$7.2
Unrealized gains (losses) on investment securities—net	(35.5)	82.4
Derivatives qualifying as hedges, net	(2.2)	1.4

Total	$(10.7)	$91.0

3.	Operating Segment Information

Our operations are conducted under two reporting segments corresponding to customer needs: Retirement Income and Investments and Protection. We also have a Corporate and Other segment.

Through our Retirement Income and Investments segment, we offer deferred annuities (variable and fixed) and variable life insurance to a broad range of individual consumers who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income and seek to protect against outliving their assets. We also offer guaranteed investment contracts (“GICs”) and funding agreements as investment products to qualified institutional buyers.

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

The Corporate and Other segment consists primarily of net realized investment gains (losses), interest and other financing expenses.

The following is a summary of operating segment activity:

	Three Months Ended March 31,
(In millions)	2005	2004
Revenues
Retirement Income and Investments	$73.4	$128.0
Protection	94.5	95.6
Corporate and Other	16.2	8.6

Total revenues	$184.1	$232.2

Earnings (loss) before income taxes and cumulative change in accounting principle
Retirement Income and Investments	$17.7	$(0.9)
Protection	11.1	7.8
Corporate and Other	7.2	2.4

Earnings before income taxes and cumulative effect of change in accounting principle	$36.0	$9.3

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements—(Continued)

(Unaudited)

The following is a summary of assets by operating segment:

(In millions)	March 31, 2005	December 31, 2004
Assets

Retirement Income and Investments	$16,159.7	$16,742.4
Protection	2,743.7	2,745.7
Corporate and Other	1,211.5	1,344.5

Total assets	$20,114.9	$20,832.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004

Operating Results

Net investment income decreased $21.3 million, or 16.5%, to $107.8 million for the three months ended March 31, 2005 from $129.1 million in the comparable 2004 period. The decrease was primarily the result of lower levels of average invested assets attributable to reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), an affiliate, executed in the second quarter of 2004, partially offset by an increase in weighted average investment yields. Average invested assets for the three months ended March 31, 2005 were $8,077.6 million compared to $10,985.8 million for the three months ended March 31, 2004. Weighted average investment yields were 5.34% for the first three months of 2005 compared to 4.69% for the first three months of 2004.

Net realized investment gains increased $2.0 million to $3.1 million for the three months ended March 31, 2005 from $1.1 million in the comparable 2004 period. For 2005, gross realized investment gains and (losses) were $8.1 million and $(5.0) million, respectively. For 2004, gross realized gains and (losses) were $2.1 million and $(1.0) million, respectively. Impairment losses recognized as part of gross realized losses in the three months ended March 31, 2005 were $3.7 million. There were no impairment losses recognized in the three month period ended March 31, 2004.

Premiums decreased $1.0 million, or 3.8%, to $25.0 million for the three months ended March 31, 2005 from $26.0 million in the comparable 2004 period. The decrease was primarily attributable to a $1.6 million decline in premiums from a runoff block of whole life policies, partially offset by a $0.7 million increase in sales of our Medicare supplement products.

Cost of insurance increased $1.5 million, or 4.1% to $37.9 million for the three months ended March 31, 2005 from $36.4 million in the comparable 2004 period. The increase was primarily attributable to product guarantees on new variable annuity business and slightly higher cost of insurance related to an aging block of universal life policies.

Variable product fees decreased $26.4 million, or 86.6% to $4.1 million for the three months ended March 31, 2005 from $30.5 million in the comparable 2004 period. The decrease was primarily attributable to a $29.0 million decline related to reinsurance transactions with UFLIC in the second quarter 2004, which ceded the majority of in-force variable annuities. This was partially offset by a $2.6 million increase in variable product fees associated with business excluded from the reinsurance transactions.

Other income decreased $2.9 million, or 31.9%, to $6.2 million for the three months ended March 31, 2005 from $9.1 million in the comparable 2004 period. The decrease was primarily attributable to the reinsurance transactions with UFLIC in the second quarter 2004. Surrender and other fees associated with ceded variable annuities recognized in the first quarter 2004 were $2.4 million. Also contributing to the decrease was a $0.9 million decline in surrender fees from a runoff block of universal life policies, partially offset by a $0.4 million increase in surrender and other fees on variable annuities excluded from the reinsurance transactions.

Interest credited decreased $26.7 million, or 27.4%, to $70.9 million in the three months ended March 31, 2005 from $97.6 million in the comparable 2004 period. The decrease was primarily attributable to a $19.0 million and $3.6 million decline in interest credited to variable annuities and structured settlements, respectively, that were included in the reinsurance transactions with UFLIC executed during the second quarter 2004. Also contributing to the decrease was a $2.3 million decline in interest credited to a runoff block of universal life policies and a $1.4 million decrease attributable to a change in levels of GICs and funding agreements.

Benefits and other changes in policy reserves decreased $5.6 million, or 9.8%, to $51.7 million in the three months ended March 31, 2005 from $57.3 million in the comparable 2004 period. The decrease was primarily attributable to a $6.3 million decline related to variable annuities and structured settlements that were reinsured with UFLIC in the second quarter 2004, partially offset by $0.7 million increase caused by unfavorable mortality for life products.

Underwriting, acquisition and insurance expenses, net of deferrals decreased $12.0 million, or 35.8%, to $21.5 million in the three months ended March 31, 2005 from $33.5 million in the comparable 2004 period. The decrease was primarily attributable to a $13.2 million decline related to variable annuities that were reinsured with UFLIC in the second quarter 2004, partially offset by a $0.9 million increase in renewal commissions for Medicare supplement products.

Amortization of deferred acquisition costs and intangibles decreased $30.5 million, or 88.4%, to $4.0 million for the three months ended March 31, 2005, from $34.5 million in the comparable 2004 period. The decrease was primarily attributable to a $25.9 million decline related to variable annuities that were reinsured with UFLIC in the second quarter 2004. Also contributing to the decrease was a $4.5 million decline related to higher mortality experience on universal life policies in the first quarter 2005.

Provision (benefit) for income taxes increased $6.2 million to $9.0 million for the three months ended March 31, 2005 from $2.8 million for the comparable 2004 period. The increase in tax provision was primarily attributable to an increase in pre-tax book income, which was partially offset by an increase in tax benefits related to dividends received.

Earnings before cumulative effect of change in accounting principle increased $20.5 million to $27.0 million for the three months ended March 31, 2005 from $6.5 million in the comparable 2004 period. The increase was primarily attributable to a $14.2 million increase in our Retirement Income and Investments segment, a $4.2 million increase in our Corporate and Other segment and a $2.1 million increase in our Protection segment.

Financial Condition

Total investments. Total investments decreased $695.1 million, or 7.9%, to $8,155.5 million at March 31, 2005 from $8,850.6 million at December 31, 2004. The decrease was primarily attributable to a decline in investments supporting GICs and funding agreement liabilities. GICs and funding agreements liabilities decreased by $469.2 million, which resulted from scheduled maturities and management strategy of reducing floating-rate funding agreements. Also contributing to the decrease in total investments was a $73.4 million decline in securities lending, a $73.0 million decrease attributable to the timing of security redemptions and related reinvestments and a $68.7 million decline in net unrealized gains.

Investment securities comprise mainly investment grade debt securities. Investment securities were $6,435.6 million, including gross unrealized gains and (losses) of $129.2 million and ($46.5) million, respectively at March 31, 2005 and $7,028.0 million, including gross unrealized gains and (losses) of $192.6 million and ($41.2) million, respectively, at December 31, 2004.

We regularly review investment securities for impairment based on criteria that includes the extent to which cost exceeds market value, the duration of that market decline, and the financial health and specific prospects for the issuer. Of securities where carrying value exceeds fair value at March 31, 2005, approximately $8.0 million is at risk of being charged to earnings in the succeeding twelve months. Impairment losses recognized in the three month period ended March 31, 2005 were $3.7 million ($2.4 million after tax). There were no impairment losses recognized in the three month period ended March 31, 2004.

We engage in certain securities lending transactions, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturities in the Condensed, Consolidated Statements of Financial Position.

Collateral received on securities lending transactions is recorded in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. The fair value of collateral held and included in other invested assets was $333.5 million and $406.9 million at March 31, 2005 and December 31, 2004, respectively.

Other assets. Other assets increased $199.8 million to $251.3 million at March 31, 2005 from $51.5 million at December 31, 2004. The increase was primarily attributable to a $206.6 million increase in amounts due from brokers resulting from the timing of cash settlements related to security transactions.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contractholders. As of March 31, 2005, we held $8,349.6 million of separate account assets. The decrease of $287.1 million, or 3.3%, from $8,636.7 million at December 31, 2004 was primarily attributable to $203.3 million in surrender and death benefits, $184.4 million in unfavorable market performance of the underlying securities, $76.2 million in withdrawals, partially offset by $197.1 million in deposits collected.

Future annuity and contract benefits. Future annuity and contract benefits decreased $519.3 million, or 5.4%, to $9,085.3 million at March 31, 2005 from $9,604.6 million at December 31, 2004. The decrease was primarily attributable to a $469.2 million decline in GICs and funding agreements, which resulted from scheduled maturities and management strategy of reducing floating-rate funding agreements. The decrease was also attributable to a $52.2 million decline in future annuity and contract benefits related to the general account portion of a reinsured block of variable annuity products.

Liquidity and Capital Resources

For the three months ended March 31, 2005 and 2004, cash flows from operating and financing activities were $(463.6) million and $(80.5) million, respectively. For the three months ended March 31, 2005, net cash from financing activities relating to investment contract issuances and (redemptions) were $302.7 million and $(797.2) million, respectively. We maintain a committed credit line with an indirect parent, GNA Corporation, of $500.0 million to provide liquidity to meet normal variation in cash. There was no amount outstanding as of March 31, 2005.

As an insurance business, cash flows from operating and financing activities, as premiums and deposits collected from our insurance and investment products net of redemptions and benefits paid, are invested if positive and investments are used if negative. Net cash from investing activities was $534.4 million and $169.0 million for the three months ended March 31, 2005 and 2004, respectively. The increase was primarily attributable to a decrease of cash from financing activities resulting from management’s strategy of reducing floating-rate funding agreement liabilities.

As of March 31, 2005, we had approximately $675.0 million of renewable floating-rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating-rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period, which is generally 90 days. Of the $675.0 million aggregate amount outstanding as of March 31, 2005, $325.0 million had put option features, including $275.0 million with put option features of 90 days and $50.0 million with put option features of 180 days. GE Capital has guaranteed certain obligations under floating-rate funding agreements with a final maturity on or before June 30, 2005. This guarantee covers our obligation to contractholders and requires us to reimburse GE Capital for any payments made to contractholders under the guarantee. As of March 31, 2005, GE Capital’s guarantee covered $375.0 million of outstanding floating-rate funding agreements.

Forward-Looking Statements

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

Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, unexpected changes in mortality and morbidity rates, accelerated amortization of deferred acquisition costs and present value of future profits, impairment of the value of goodwill, insufficiency of reserves, legal constraints on dividend distributions by subsidiaries, illiquid investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory actions or investigations and increased regulatory scrutiny into some aspects of our operations, political or economic instability and the threat of terrorism.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information omitted in accordance with General Instructions H (2)(c).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2005

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, on April 29, 2005, General Electric Company (“GE”) received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission, requiring the production of documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We are cooperating with GE in connection with GE’s response to the SEC’s subpoena.

This industry scrutiny also includes the commencement of investigations and other proceedings by the New York State Attorney General and other governmental authorities relating to allegations of improper conduct in connection with the payment of, and the failure to disclose, contingent commissions by insurance companies to insurance brokers and agents, the solicitation and provision of fictitious or inflated quotes, the use of inducements to brokers or companies in the sale of insurance products and the use of captive reinsurance arrangements. We have not received a subpoena or inquiry from the State of New York with respect to these matters. However, as part of industry-wide inquiries in this regard, we have received inquiries and informational requests with respect to some of these matters from other federal and state regulatory authorities. We have responded to these inquiries and informational requests and will continue to cooperate with these regulatory authorities.

Recent industry-wide inquiries also include those regarding market timing and late trading in variable annuity contracts, variable annuity sales practices/exchanges and electronic communication document retention practices. In this regard, we responded in late 2003 to a New York State Attorney General subpoena regarding market timing and late trading in variable products and mutual funds. We have not received any further inquiries from the New York State Attorney General regarding these matters, although we received inquiries and informational requests regarding these matters from other federal and state regulatory authorities. We have responded to these inquiries, follow-up inquiries and informational requests and will continue to cooperate with these regulatory authorities.

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

Except as described below, there have been no material developments in any of the legal proceedings identified in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2004. In addition there were no new material legal proceedings during the quarter.

We were named as a defendant in a lawsuit, McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co., related to the sale of universal life insurance policies. The complaint was filed on November 1, 2000, in Georgia state court, as a class action on behalf of all persons who purchased certain universal life insurance policies and alleges improper practices in connection with the sale and administration of universal life policies. The plaintiffs sought unspecified compensatory and punitive damages. On December 1, 2000, we removed the case to the U.S. District Court for the Middle District of Georgia. We have vigorously denied liability with respect to the plaintiff’s allegations. Nevertheless, to avoid the risks and costs associated with protracted litigation and to resolve our differences with policyholders, we agreed in principle on October 8, 2003 to settle the case on a nationwide class basis. The settlement provides benefits to the class, and allows us to continue to serve our customers’ needs undistracted by disruptions caused by litigation. The court gave final approval to the settlement on August 12, 2004. In the third quarter of 2003, we accrued $50 million in reserves relating to this litigation, which represents our best estimate of bringing this matter to conclusion. The precise amount of payments in this matter cannot be estimated because they are dependent upon the number of individuals who ultimately will seek relief in the claim form process of the class settlement, the identity of such claimants and whether they are entitled to relief under the settlement terms and the nature of the relief to which they are entitled. That process is currently underway. In addition, approximately 650 class members elected to exclude themselves from the class action settlement. In the fourth quarter of 2004, we reached an agreement in principle to settle the threatened claims of policyholders who had excluded approximately 500 policies from the class action settlement. We have accrued a reserve for the settlement in principle. We have also been named as a defendant in six lawsuits brought by 67 class members who elected to exclude themselves from the class action settlement. In the first quarter of 2005, we reached an agreement to settle one of those six lawsuits. Early in the second quarter of 2005, we reached an agreement in principle to settle the remaining five lawsuits, along with the threatened claims of other policyholders who, together with the plaintiffs in the five lawsuits, had excluded approximately 200 policies from the class action settlement.

In addition, we were named as a defendant in six lawsuits brought by individuals claiming that William Maynard, one of our former dedicated sales specialists, and Anthony Allen, one of our former independent producers, converted customer monies and engaged in various fraudulent acts. In October 2003, Allen and Maynard were arrested and charged with conversion in Cumberland County, North Carolina for allegedly failing to remit $30,000 in premiums that they received from a client to GELAAC. Allen has also been indicted in Cumberland County, North Carolina for converting the funds of numerous other individuals. The six cases are Monger v. Allen, Maynard and GE Life and Annuity Assurance Company (“GELAAC”) (filed October 24, 2003), Warfel v. Allen, Maynard, adVenture Publishing and GELAAC (filed February 6, 2004), Hanrick v. Allen, Maynard and GELAAC (filed March 10, 2004), Modlin v. Allen, et al. (filed June 17, 2004), Clark v. Allen, 66 et al. (filed June 25, 2004) and Rivers v. Allen, et al. (filed February 11, 2005). The Monger and Hanrick cases have been settled. The remaining four cases were settled in principle early in the second quarter of 2005. Additionally, in the fourth quarter of 2004, we reached an agreement in principle to settle the threatened claims of a putative class of individuals who had dealings with Allen and Maynard. We have accrued a reserve for the settlement in principle. In the first quarter of 2005, the settlement in principle became part of the resolution of the case captioned Masters v. Allen, et al., originally filed in the state court of Cumberland County, North Carolina on

October 9, 2003, which added GE Life and Annuity Assurance Company and an affiliate, as defendants pursuant to a February 28, 2005 order of the court allowing the amendment of the complaint. On May 6, 2005, the court gave final approval to the settlement.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit 31.1	Certification of Pamela S. Schutz

Exhibit 31.2	Certification of J. Kevin Helmintoller

Exhibit 32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Pamela S. Schutz

Exhibit 32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—J. Kevin Helmintoller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE LIFE AND ANNUITY ASSURANCE COMPANY (Registrant)

Date: May 10, 2005	By:	/s/ J. KEVIN HELMINTOLLER
J. Kevin Helmintoller,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)