Form 10-Q
period 2005-06-30
GE LIFE & ANNUITY ASSURANCE CO
filed 2005-07-29
CIK 1156124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

At July 29, 2005, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of GE Life and Annuity Assurance Company is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1.	Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statement of Current and Retained Earnings

(Dollar amounts in millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$98.1	$84.4	$205.9	$213.5
Net realized investment gains (losses)	(1.4)	2.0	1.7	3.1
Premiums	26.3	26.5	51.3	52.5
Cost of insurance	35.1	34.4	73.0	70.8
Variable product fees	4.9	(26.9)	9.0	3.6
Other income	7.9	1.3	14.1	10.4

Total revenues	170.9	121.7	355.0	353.9

Benefits and expenses:
Interest credited	67.2	49.8	138.1	147.4
Benefits and other changes in policy reserves	50.7	38.9	102.4	96.2
Underwriting, acquisition and insurance expenses, net of deferrals	25.8	1.8	47.3	35.3
Amortization of deferred acquisition costs and intangibles	9.7	43.4	13.7	77.9

Total benefits and expenses	153.4	133.9	301.5	356.8

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	17.5	(12.2)	53.5	(2.9)
Provision (benefit) for income taxes	2.1	(162.6)	11.1	(159.8)

Earnings before cumulative effect of change in accounting principle	15.4	150.4	42.4	156.9
Cumulative effect of change in accounting principle, net of tax of $0.4 million	—	—	—	0.7

Net earnings	15.4	150.4	42.4	157.6

Retained earnings at beginning of period	335.0	534.9	308.0	527.7
Dividends declared	—	(403.6)	—	(403.6)

Retained earnings at end of period	$350.4	$281.7	$350.4	$281.7

See Notes to Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statement of Financial Position

(Dollar amounts in millions, except share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$6,223.3	$7,001.2
Equity securities available-for-sale, at fair value	28.0	26.8
Mortgage loans, net of valuation allowance	1,085.2	1,207.7
Policy loans	151.5	148.4
Other invested assets	425.5	466.5

Total investments	7,913.5	8,850.6

Cash and cash equivalents	120.9	26.4
Accrued investment income	72.1	81.5
Deferred acquisition costs	279.0	248.1
Goodwill	57.5	57.5
Intangible assets	140.1	120.6
Reinsurance recoverable	2,601.6	2,753.8
Other assets	42.1	51.5
Deferred income tax asset	—	5.9
Separate account assets	8,448.8	8,636.7

Total assets	$19,675.6	$20,832.6

Liabilities and Stockholder’s Interest
Liabilities:
Future annuity and contract benefits	$8,592.8	$9,604.6
Liability for policy and contract claims	83.5	89.4
Other policyholder liabilities	271.8	235.9
Other liabilities	611.1	676.0
Deferred income tax liability	27.1	—
Separate account liabilities	8,448.8	8,636.7

Total liabilities	18,035.1	19,242.6

Stockholder’s interest:
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Additional paid-in capital	1,061.1	1,061.1

Accumulated non-owner changes in stockholder’s interest:
Net unrealized investment gains	80.6	72.0
Derivatives qualifying as hedges	2.8	3.3

Total accumulated non-owner changes in stockholder’s interest	83.4	75.3
Retained earnings	350.4	308.0

Total stockholder’s interest	1,640.5	1,590.0

Total liabilities and stockholder’s interest	$19,675.6	$20,832.6

See Notes to Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Condensed, Consolidated Statement of Cash Flows

(Dollar amounts in millions)

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities
Net earnings	$42.4	$157.6
Adjustments to reconcile net earnings to net cash from operating activities:
Change in reserves	60.2	154.9
Deferred income taxes	29.2	(214.9)
Other, net	12.0	(61.8)

Net cash from operating activities	143.8	35.8

Cash flows from investing activities
Short-term investment activity, net	—	84.7
Proceeds from sales, and maturities of investment securities and other invested assets	1,230.2	827.1
Principal collected on mortgage and policy loans	186.8	148.5
Purchases of investment securities and other invested assets	(468.8)	(606.6)
Mortgage and policy loan originations	(67.4)	(145.1)

Net cash from investing activities	880.8	308.6

Cash flows from financing activities
Proceeds from issuance of investment contracts	625.1	538.6
Redemption and benefit payments on investment contracts	(1,544.5)	(812.5)
Proceeds from short-term borrowings	355.4	153.7
Payments on short-term borrowings	(366.1)	(159.9)
Cash dividends to shareholders	—	(30.4)

Net cash from financing activities	(930.1)	(310.5)

Net change in cash and cash equivalents	94.5	33.9
Cash and cash equivalents at beginning of period	26.4	12.4

Cash and cash equivalents at end of period	$120.9	$46.3

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

On May 24, 2004, GE Financial Assurance Holdings, Inc. (“GEFAHI”), an indirect subsidiary of General Electric Company (“GE”), transferred substantially all of its assets to Genworth Financial, Inc. (“Genworth”), including all of the outstanding capital stock of GNA Corporation (“GNA”), our indirect parent, and 800 shares of our common stock that GEFAHI had held directly. As a result, we became an indirect, wholly-owned subsidiary of Genworth. On May 25, 2004, Genworth’s Class A common stock began trading on The New York Stock Exchange. As of June 30, 2005, approximately 48% of Genworth’s common stock is now owned by public shareholders. GEFAHI continues to own approximately 52% of Genworth’s common stock.

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

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements—(Continued)

(Unaudited)

2.	Non-owner Changes in Stockholder’s Interest

A summary of changes in stockholder’s interest that do not result directly from transactions with our stockholder is as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2005	2004	2005	2004
Net earnings	$15.4	$150.4	$42.4	$157.6
Unrealized gains (losses) on investment securities—net	44.1	(163.1)	8.6	(80.7)
Derivatives qualifying as hedges, net	1.7	(2.4)	(0.5)	(1.0)

Total	$61.2	$(15.1)	$50.5	$75.9

3.	Operating Segment Information

We conduct our operations in two business segments. 1) Retirement Income and Investments and 2) Protection. We also have a Corporate and Other segment.

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

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

Notes to Condensed, Consolidated Financial Statements—(Continued)

(Unaudited)

The following is a summary of operating segment activity:

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2005	2004	2005	2004
Revenues
Retirement Income and Investments	$71.5	$9.6	$144.9	$137.6
Protection	94.9	94.1	189.4	189.7
Corporate and Other	4.5	18.0	20.7	26.6

Total revenues	$170.9	$121.7	$355.0	$353.9

Earnings (loss) before income taxes and cumulative change in accounting principle
Retirement Income and Investments	$5.7	$(42.9)	$23.4	$(43.8)
Protection	16.0	14.0	27.1	21.8
Corporate and Other	(4.2)	16.7	3.0	19.1

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	$17.5	$(12.2)	$53.5	$(2.9)

The following is a summary of assets by operating segment:

(Dollar amounts in millions)	June 30, 2005	December 31, 2004
Assets
Retirement Income and Investments	$15,458.4	$16,742.4
Protection	2,728.8	2,745.7
Corporate and Other	1,488.4	1,344.5

Total assets	$19,675.6	$20,832.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the following:

•	Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, insufficiency of reserves, legal constraints on dividend distributions, illiquidity of investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, defaults by counterparties, foreign exchange rate fluctuations, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory actions or investigations, political or economic instability and the threat of terrorism and terrorist acts;

•	Risks relating to our Protection and Retirement Income and Investments segments, including unexpected changes in mortality, morbidity and unemployment rates, accelerated amortization of deferred acquisition costs and present value of future profits, goodwill impairments, medical advances such as genetic mapping research, unexpected changes in persistency rates, increases in statutory reserve requirements and changes in tax and securities laws;

•	Risks relating to our separation from GE, including the loss of benefits associated with GE’s brand and reputation, our need to establish our new Genworth brand identify quickly and effectively, the possibility that we will not be able to replace services previously provided by GE on terms that are at least as favorable, potential conflicts of interest with GE and GE’s engaging in the same type of business as we do in the future.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

On April 15, 2004, we entered into reinsurance transactions in which we ceded to Union Fidelity Life Insurance Company (“UFLIC”), an affiliate, substantially all of our in-force blocks of variable annuities and structured settlements. The reinsurance transactions were executed in the second quarter 2004, with an effective date of January 1, 2004. This had the effect of ceding three additional months of activity during the three months ended June 30, 2004.

Net investment income increased $13.7 million, or 16.2%, to $98.1 million for the three months ended June 30, 2005 from $84.4 million in the comparable 2004 period. The increase was primarily attributable to reinsurance transactions with UFLIC, executed in the second quarter of 2004, offset by a $15.2 million decline in investment income resulting from both a decline in average invested assets and a decline in weighted average investment yields in the second quarter 2005 compared to the second quarter 2004. The decline in average invested assets was due primarily to a decline of our in-force guaranteed investment contracts (“GICs”) and funding agreements.

Net realized investment gains (losses) decreased $3.4 million to a loss of $(1.4) million for the three months ended June 30, 2005 from a gain of $2.0 million in the comparable 2004 period. For 2005, gross realized investment gains and (losses) were $1.3 million and $(2.7) million, respectively. For 2004, gross realized gains and (losses) were $3.3 million and $(1.3) million, respectively. Impairment losses recognized as part of gross realized losses in the three months ended June 30, 2005 were $0.2 million. There were no impairment losses recognized in the three month period ended June 30, 2004.

Premiums decreased $0.2 million, or 0.8%, to $26.3 million for the three months ended June 30, 2005 from $26.5 million in the comparable 2004 period. The decrease was primarily attributable to a $1.3 million decline in premiums from a runoff block of whole life policies, partially offset by a $1.1 million increase primarily from our Medicare supplement products.

Cost of insurance increased $0.7 million, or 2.0% to $35.1 million for the three months ended June 30, 2005 from $34.4 million in the comparable 2004 period. The increase was primarily attributable to product guarantees on new variable annuity business.

Variable product fees increased $31.8 million, to $4.9 million for the three months ended June 30, 2005 from $(26.9) million in the comparable 2004 period. The increase was primarily attributable to the reinsurance transactions with UFLIC in the second quarter 2004, in which we ceded $29.0 million of variable product fees to UFLIC, and an increase of $2.7 million in product fees associated with new variable annuity business.

Other income increased $6.6 million to $7.9 million for the three months ended June 30, 2005 from $1.3 million in the comparable 2004 period. The increase was primarily attributable to the reinsurance transactions with UFLIC in the second quarter 2004 and an increase in surrender and other fees associated with variable annuity and universal life products in the amounts of $1.1 million and $1.1 million, respectively.

Interest credited increased $17.4 million, or 34.9%, to $67.2 million in the three months ended June 30, 2005 from $49.8 million in the comparable 2004 period. The increase was primarily attributable to the reinsurance transactions with UFLIC, in which we ceded $22.6 million interest credited. This was partially offset by a $2.6 million decrease attributable to a decline of our in-force GICs and funding agreements and a $1.8 million decline attributable to lower average interest crediting rates on a runoff block of universal life policies.

Benefits and other changes in policy reserves increased $11.8 million, or 30.3%, to $50.7 million in the three months ended June 30, 2005 from $38.9 million in the comparable 2004 period. The increase was primarily attributable to the reinsurance transactions with UFLIC, in which we ceded $4.2 million of benefits and other changes in policy reserves. Also contributing to the increase was a $2.9 million increase attributable to growth of in-force variable annuities, a $3.4 million increase due to unfavorable mortality related to universal life products and a $1.3 million increase attributable to immediate annuities.

Underwriting, acquisition and insurance expenses, net of deferrals increased $24.0 million to $25.8 million in the three months ended June 30, 2005 from $1.8 million in the comparable 2004 period. The increase was primarily attributable to lower expenses in the second quarter 2004 in the amount of $18.6 million due to the reinsurance transactions with UFLIC. Also contributing to the increase was a $4.3 million increase in legal fees primarily attributable to a settlement reached in the second quarter 2005.

Amortization of deferred acquisition costs and intangibles decreased $33.7 million, or 77.6%, to $9.7 million for the three months ended June 30, 2005, from $43.4 million in the comparable 2004 period. The decrease was primarily attributable to a $59.8 million goodwill impairment charge in the second quarter 2004 resulting from the reinsurance transactions with UFLIC, which was partially offset by a $26.2 million decline also attributable to the reinsurance transactions.

Provision (benefit) for income taxes increased $164.7 million to an expense of $2.1 million for the three months ended June 30, 2005 from a benefit of $162.6 million for the three months ended June 30, 2004. The increase in tax provision was primarily attributable to the tax benefit associated with the reinsurance transactions with UFLIC in the three months ended June 30, 2004, partially offset by favorable examination developments in the three months ended June 30, 2005.

Earnings before cumulative effect of change in accounting principle decreased $135.0 million to $15.4 million for the three months ended June 30, 2005 from $150.4 million in the comparable 2004 period. The decrease was primarily attributable to a $187.8 decrease in our Corporate and Other segment, partially offset by a $51.5 million increase in our Retirement Income and Investments segment and a $1.3 million increase in our Protection segment. The decrease in our Corporate and Other segment is primarily attributable to the tax benefit associated with the reinsurance transactions with UFLIC in the three months ended June 30, 2004. The increase in our Retirement Income and Investments segment was primarily attributable to a goodwill impairment charge in the second quarter 2004 resulting from the reinsurance transactions with UFLIC.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net investment income decreased $7.6 million, or 3.6%, to $205.9 million for the six months ended June 30, 2005 from $213.5 million in the comparable 2004 period. The decrease was primarily the result of lower levels of average invested assets attributable to a decline in GICs and funding agreements. Average invested assets for the six months ended June 30, 2005 were $7,677.4 million compared to $8,296.0 million for the six months ended June 30, 2004.

Net realized investment gains (losses) decreased $1.4 million, or 45.2%, to $1.7 million for the six months ended June 30, 2005 from $3.1 million in the comparable 2004 period. For 2005, gross realized investment gains and (losses) were $9.3 million and $(7.6) million, respectively. For 2004, gross realized gains and (losses) were $5.4 million and $(2.3) million, respectively. Impairment losses recognized as part of gross realized losses in the six months ended June 30, 2005 were $3.9 million. There were no impairment losses recognized in the six month period ended June 30, 2004.

Premiums decreased $1.2 million, or 2.3%, to $51.3 million for the six months ended June 30, 2005 from $52.5 million in the comparable 2004 period. The decrease was primarily attributable to a $2.4 million decline in premiums from runoff blocks of life policies, partially offset by a $1.1 million increase primarily from our Medicare supplement products.

Cost of insurance increased $2.2 million, or 3.1%, to $73.0 million for the six months ended June 30, 2005 from $70.8 million in the comparable 2004 period. The increase was primarily attributable to a $1.2 million increase related to product guarantees on new variable annuity business.

Variable product fees increased $5.4 million to $9.0 million for the six months ended June 30, 2005 from $3.6 million in the comparable 2004 period. The increase was primarily attributable to higher levels of in-force variable annuity products.

Other income increased $3.7 million, or 35.6%, to $14.1 million for the six months ended June 30, 2005 from $10.4 million in the comparable 2004 period. The increase was primarily the result of a $3.1 million increase in surrender and other fees attributable to growth of in-force variable annuity products.

Interest credited decreased $9.3 million, or 6.3%, to $138.1 million in the six months ended June 30, 2005 from $147.4 million in the comparable 2004 period. The decrease was primarily due to a $4.2 million decline attributable to a runoff block of life products and a $4.0 million decline attributable to a decline of our GICs and funding agreements partially offset by higher average crediting rates. Also contributing to the decrease was a $1.4 million decline resulting from a decline of our fixed deferred annuities.

Benefits and other changes in policy reserves increased $6.2 million, or 6.4%, to $102.4 million in the six months ended June 30, 2005 from $96.2 million in the comparable 2004 period. The increase was primarily due to a $3.6 million increase attributable to unfavorable mortality for life products and a $1.8 million increase primarily attributable to higher levels of in-force annuities and an $0.8 million increase primarily attributable to Medicare supplement products.

Underwriting, acquisition and insurance expenses, net of deferrals increased $12.0 million, or 34%, to $47.3 million in the six months ended June 30, 2005 from $35.3 million in the comparable 2004 period. The increase was primarily attributable to a $12.0 million increase in legal fees for the six months ended June 30, 2005.

Amortization of deferred acquisition costs and intangibles decreased $64.2 million, or 82.4%, to $13.7 million for the six months ended June 30, 2005, from $77.9 million in the comparable 2004 period. The decrease was primarily attributable to a $59.8 million goodwill impairment charge in the six months ended June 30, 2004 resulting from the reinsurance transactions with UFLIC. Also contributing to the decrease was a $4.5 million decline related primarily to the amortization offset as a result of higher mortality experience on universal life policies in the six months ended June 30, 2005 when compared to the six months ended June 30, 2004 and lower amortization on our whole life block currently in runoff.

Provision (benefit) for income taxes increased $170.9 million to an expense of $11.1 million for the six months ended June 30, 2005 from a benefit of $159.8 million for the six months ended June 30, 2004. The increase in tax provision was primarily attributable to the tax benefit associated with the reinsurance transactions with UFLIC in the six months ended June 30, 2004, partially offset by favorable examination developments in the six months ended June 30, 2005.

Earnings before cumulative effect of change in accounting principle decreased $114.5 million, or 73.0%, to $42.4 million for the six months ended June 30, 2005 from $156.9 million in the comparable 2004 period. The decrease was primarily attributable to a $183.6 million decline in our Corporate and Other segment, partially offset by a $65.7 million increase in our Retirement Income and Investments segment and a $3.4 million increase in our Protection segment. The decrease in our Corporate and Other segment is primarily attributable to the tax benefit associated with the reinsurance transactions with UFLIC in the six months ended June 30, 2004. The increase in our Retirement Income and Investments segment was primarily attributable to a goodwill impairment charge in the six months ended June 30, 2004 resulting from the reinsurance transactions with UFLIC.

Financial Condition

Total investments. Total investments decreased $937.1 million, or 10.6%, to $7,913.5 million at June 30, 2005 from $8,850.6 million at December 31, 2004. The decrease was primarily attributable to a decline in investments supporting GICs and funding agreement liabilities. GICs and funding agreement liabilities decreased by $866.5 million, which resulted from scheduled maturities and management strategy of reducing floating-rate funding agreements. Also contributing to the decrease in total investments was a $41.3 million decline in securities lending.

Investment securities comprise mainly investment grade debt securities. Investment securities were $6,251.3 million, including gross unrealized gains and (losses) of $176.2 million and $(25.7) million, respectively at June 30, 2005 and $7,028.0 million, including gross unrealized gains and (losses) of $192.6 million and $(41.2) million, respectively, at December 31, 2004.

We regularly review investment securities for impairment based on criteria that includes the extent to which cost exceeds market value, the duration of that market decline, and the financial health and specific prospects for the issuer. Impairment losses recognized in the six month period ended June 30, 2005 were $3.9 million. There were no impairment losses recognized in the six month period ended June 30, 2004.

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

Collateral received on securities lending transactions is recorded in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. The fair value of collateral held and included in other invested assets was $365.6 million and $406.9 million at June 30, 2005 and December 31, 2004, respectively.

Future annuity and contract benefits. Future annuity and contract benefits decreased $1,011.8 million, or 10.5%, to $8,592.8 million at June 30, 2005 from $9,604.6 million at December 31, 2004. The decrease was primarily attributable to a $866.5 million decline in GICs and funding agreements, which resulted from scheduled maturities and management strategy of reducing floating-rate funding agreements. The decrease was also attributable to a $96.9 million decline in future annuity and contract benefits related to the general account portion of a reinsured block of variable annuity products and a $38.1 million decrease attributable to a runoff block of deferred annuities.

Liquidity and Capital Resources

For the six months ended June 30, 2005 and 2004, cash flows from operating and financing activities were $(786.3) million and $(274.7) million, respectively. For the six months ended June 30, 2005, net cash from financing activities relating to investment contract issuances and (redemptions) were $625.1 million and $(1,544.5) million, respectively. We maintain a committed credit line with an indirect parent, GNA Corporation, of $500.0 million to provide liquidity to meet normal variation in cash. There was no amount outstanding as of June 30, 2005.

As an insurance business, cash flows from operating and financing activities, as premiums and deposits collected from our insurance and investment products net of redemptions and benefits paid, are invested if positive and investments are used if negative. Net cash from investing activities was $880.8 million and $308.6 million for the six months ended June 30, 2005 and 2004, respectively. The increase was primarily attributable to a decrease of cash from financing activities resulting from management’s strategy of reducing floating-rate funding agreement liabilities.

As of June 30, 2005, we had approximately $300.0 million of floating-rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating-rate tied to an external market index. Purchasers of funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. Of the $300.0 million aggregate amount outstanding as of June 30, 2005, $100.0 million had put option features, including $50.0 million with put option features of 90 days and $50.0 million with put option features of 180 days. GE Capital guaranteed certain obligations under floating-rate funding agreements with a final maturity on or before June 30, 2005. As of June 30, 2005, we no longer have any funding agreements guaranteed by GE Capital.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Information omitted in accordance with General Instructions H (2)(c).

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2005

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, we received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission, requiring the production of documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. We are cooperating fully with the SEC in connection with its subpoena. In June 2005, General Electric Company (“GE”) received a subpoena from the United States Attorneys Office for the Southern District of New York, on the same general subject. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We are cooperating with GE in connection with GE’s response to the subpoena.

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

We cannot assure you that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation.

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

In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, we identified settlements in principle with two groups of class members who had elected to exclude themselves from the class action settlement in McBride v. Life Insurance Co. of Virginia dba GE Life and Annuity Assurance Co. During the second quarter of 2005, those settlements in principle were finalized.

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

GE LIFE AND ANNUITY ASSURANCE COMPANY (Registrant)

Date: [July 29, 2005]	By:	/s/ J. KEVIN HELMINTOLLER
J. Kevin Helmintoller,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)