Form 10-Q
period 2005-09-30
GE LIFE & ANNUITY ASSURANCE CO
filed 2005-10-27
CIK 1156124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

At October 27, 2005, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of GE Life and Annuity Assurance Company is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1. Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

CONDENSED, CONSOLIDATED STATEMENT OF CURRENT AND RETAINED EARNINGS

(Dollar amounts in millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$101.5	$100.0	$307.4	$313.5
Net realized investment gains (losses)	(5.7)	4.0	(4.0)	7.1
Premiums	27.5	25.0	78.8	77.5
Cost of insurance	36.5	35.8	109.5	106.6
Variable product fees	6.0	2.5	15.0	6.1
Other income	6.5	7.2	20.6	17.6

Total revenues	172.3	174.5	527.3	528.4

Benefits and expenses:
Interest credited	66.6	71.8	204.7	219.2
Benefits and other changes in policy reserves	40.8	48.5	143.2	144.7
Underwriting, acquisition and insurance expenses, net of deferrals	21.8	16.0	69.1	51.3
Amortization of deferred acquisition costs and intangibles	73.1	9.3	86.8	87.2

Total benefits and expenses	202.3	145.6	503.8	502.4

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	(30.0)	28.9	23.5	26.0
Provision (benefit) for income taxes	7.9	9.9	19.0	(149.9)

Earnings (loss) before cumulative effect of change in accounting principle	(37.9)	19.0	4.5	175.9
Cumulative effect of change in accounting principle, net of tax of $0.4 million	—	—	—	0.7

Net earnings (loss)	(37.9)	19.0	4.5	176.6
Retained earnings at beginning of period	350.4	281.7	308.0	527.7
Dividends declared	—	—	—	(403.6)

Retained earnings at end of period	$312.5	$300.7	$312.5	$300.7

See Notes to Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

CONDENSED, CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollar amounts in millions, except share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$5,892.1	$7,001.2
Equity securities available-for-sale, at fair value	22.2	26.8
Mortgage loans, net of valuation allowance	1,069.7	1,207.7
Policy loans	154.6	148.4
Other invested assets ($347.4 and $0.0 restricted)	706.6	466.5

Total investments	7,845.2	8,850.6
Cash and cash equivalents	187.8	26.4
Accrued investment income	75.1	81.5
Deferred acquisition costs	297.7	248.1
Goodwill	—	57.5
Intangible assets	130.8	120.6
Reinsurance recoverable	2,457.9	2,753.8
Other assets	47.4	51.5
Deferred income tax asset	10.9	5.9
Separate account assets	8,620.2	8,636.7

Total assets	$19,673.0	$20,832.6

Liabilities and Stockholder’s Interest
Liabilities:
Future annuity and contract benefits	$8,354.0	$9,604.6
Liability for policy and contract claims	74.0	89.4
Other policyholder liabilities	294.9	235.9
Other liabilities ($343.3 and $0.0 restricted)	769.8	676.0
Separate account liabilities	8,620.2	8,636.7

Total liabilities	18,112.9	19,242.6

Stockholder’s interest:
Accumulated non-owner changes in stockholder’s interest:
Net unrealized investment gains	38.5	72.0
Derivatives qualifying as hedges	2.4	3.3

Total accumulated non-owner changes in stockholder’s interest	40.9	75.3
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Additional paid-in capital	1,061.1	1,061.1
Retained earnings	312.5	308.0

Total stockholder’s interest	1,560.1	1,590.0

Total liabilities and stockholder’s interest	$19,673.0	$20,832.6

See Notes to Condensed, Consolidated Financial Statements

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollar amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities
Net earnings	$4.5	$176.6
Adjustments to reconcile net earnings to net cash from operating activities:
Change in reserves	91.1	186.3
Deferred income taxes	14.1	(192.0)
Other, net	(35.8)	110.7

Net cash from operating activities	73.9	281.6

Cash flows from investing activities
Short-term investment activity, net	—	(48.7)
Proceeds from sales, and maturities of investment securities and other invested assets	1,678.1	1,347.7
Principal collected on mortgage and policy loans	240.4	193.1
Purchases of investment securities and other invested assets	(680.6)	(1,087.9)
Mortgage and policy loan originations	(107.8)	(172.8)

Net cash from investing activities	1,130.1	231.4

Cash flows from financing activities
Proceeds from issuance of investment contracts	919.3	614.9
Redemption and benefit payments on investment contracts	(1,971.6)	(1,034.6)
Proceeds from secured borrowing from affiliate	20.5	—
Proceeds from short-term borrowings	366.6	164.1
Payments on short-term borrowings	(377.4)	(170.3)
Cash dividends to shareholders	—	(30.4)

Net cash from financing activities	(1,042.6)	(456.3)

Net change in cash and cash equivalents	161.4	56.7
Cash and cash equivalents at beginning of period	26.4	12.4

Cash and cash equivalents at end of period	$187.8	$69.1

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

We principally offer annuity contracts, guaranteed investment contracts (“GICs”), funding agreements, Medicare supplement insurance and life insurance policies. We do business in the District of Columbia and in all states, except New York.

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

GE, as a beneficial owner of Genworth, has stated that, subject to market conditions, it expects to reduce its ownership in Genworth in an orderly manner over the next two years as Genworth transitions to full independence.

On March 31, 2005 and September 27, 2005, GE completed respective secondary offerings of Genworth’s common stock. As of September 30, 2005, approximately 73% of Genworth’s common stock was owned by public shareholders and approximately 27% of Genworth’s common stock was beneficially owned by GE.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Recent Accounting Pronouncements

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. We will adopt SOP 05-1 for internal replacements beginning January 1, 2007. Given its recent issuance, management is still assessing the impact SOP 05-1 will have on our consolidated results of operations or financial position.

3. Investments

As of September 30, 2005, the amortized cost or cost, gross unrealized gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government and agency	$70.2	$0.9	$(0.3)	$70.8
Non-U.S. government	96.4	10.3	(0.2)	106.5
U.S. corporate	3,126.7	80.3	(18.0)	3,189.0
Non-U.S. corporate	442.4	12.3	(3.5)	451.2
Mortgage and asset-backed	2,082.3	9.3	(17.0)	2,074.6

Total fixed maturities	5,818.0	113.1	(39.0)	5,892.1
Equity securities	15.0	7.2	—	22.2

Total available-for-sale securities	$5,833.0	$120.3	$(39.0)	$5,914.3

As of December 31, 2004, the amortized cost or cost, gross unrealized gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government and agency	$51.5	$0.9	$—	$52.4
State and municipal	0.7	—	—	0.7
Non-U.S. government	97.9	7.5	—	105.4
U.S. corporate	3,935.8	134.1	(29.3)	4,040.6
Non-U.S. corporate	782.7	23.0	(2.9)	802.8
Mortgage and asset-backed	1,987.2	21.1	(9.0)	1,999.3

Total fixed maturities	6,855.8	186.6	(41.2)	7,001.2
Equity securities	20.8	6.0	—	26.8

Total available-for-sale securities	$6,876.6	$192.6	$(41.2)	$7,028.0

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On August 19, 2005, we transferred approximately $344.6 million of investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes (the “Secured Notes”) to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. However, we are entitled to principal and interest payments made on the Secured Notes we hold. Under U.S. GAAP, the transaction is accounted for as a financing. Accordingly, the Secured Notes are included within our consolidated financial statements as available-for-sale fixed maturities and the liability equal to the proceeds received upon transfer has been included in Other Liabilities. Additionally, the investment securities transferred are included in Other Invested Assets and are shown as restricted assets.

4. Non-owner Changes in Stockholder’s Interest

A summary of changes in stockholder’s interest that do not result directly from transactions with our stockholder is as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2005	2004	2005	2004
Net earnings (loss)	$(37.9)	$19.0	$4.5	$176.6
Unrealized gains (losses) on investment securities—net	(42.1)	67.7	(33.5)	(13.0)
Derivatives qualifying as hedges, net	(0.4)	1.6	(0.9)	0.6

Total	$(80.4)	$88.3	$(29.9)	$164.2

5. Operating Segment Information

We conduct our operations in two business segments: (1) Retirement Income and Investments and (2) Protection. We also have a Corporate and Other segment.

Through our Retirement Income and Investments segment, we offer deferred annuities (variable and fixed) and variable life insurance to a broad range of individual consumers who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income and seek to protect against outliving their assets. We also offer GICs and funding agreements as investment products to institutional buyers.

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

The Corporate and Other segment consists primarily of net realized investment gains (losses), unallocated corporate income, expenses and income taxes.

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of operating segment activity:

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2005	2004	2005	2004
Revenues
Retirement Income and Investments	$68.9	$68.1	$213.8	$205.7
Protection	96.8	95.0	286.2	284.7
Corporate and Other	6.6	11.4	27.3	38.0

Total revenues	$172.3	$174.5	$527.3	$528.4

Earnings (loss) before income taxes and cumulative change in accounting principle
Retirement Income and Investments	$3.6	$8.4	$26.9	$(35.4)
Protection	(38.6)	10.6	(11.5)	32.4
Corporate and Other	5.0	9.9	8.1	29.0

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	$(30.0)	$28.9	$23.5	$26.0

The following is a summary of assets by operating segment:

(Dollar amounts in millions)	September 30, 2005	December 31, 2004
Assets
Retirement Income and Investments	$15,501.0	$16,742.4
Protection	2,678.2	2,745.7
Corporate and Other	1,493.8	1,344.5

Total assets	$19,673.0	$20,832.6

6. Commitments and Contingencies

We face significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict or determine the ultimate outcomes of all pending investigations and legal proceedings or to provide reasonable ranges of potential losses.

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, we received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission, requiring the production of documents related to “certain loss mitigation insurance products,” such as finite risk

GE LIFE AND ANNUITY ASSURANCE COMPANY AND SUBSIDIARY

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

reinsurance. We are cooperating fully with the SEC with respect to its subpoena. In June 2005, GE received a subpoena from the United States Attorney’s office for the Southern District of New York, also on the same general subject. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We are cooperating with GE in connection with GE’s response to the subpoena.

7. Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangibles, we are required to test goodwill for impairment annually. During third quarter 2005, we recognized an impairment of $57.5 million in our Protection segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows. We currently are not actively writing new business in our Protection segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the following:

•	Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, insufficiency of reserves, illiquidity of investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, defaults by counterparties, foreign exchange rate fluctuations, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory actions or investigations, political or economic instability, the failure or any compromise of the security of our computer systems and the occurrence of natural or man-made disasters;

•	Risks relating to our Retirement Income and Investments and Protection segments, including unexpected changes in mortality, morbidity and unemployment rates, accelerated amortization of deferred acquisition costs and present value of future profits, medical advances such as genetic mapping research, unexpected changes in persistency rates, increases in statutory reserve requirements and changes in tax and securities laws; and

•	Risks relating to our separation from GE, including the loss of benefits associated with GE’s brand and reputation, our need to establish our new Genworth brand identity quickly and effectively, the possibility that we will not be able to replace services previously provided by GE on terms that are at least as favorable, potential conflicts of interest with GE and GE’s engaging in the same type of business as we do in the future.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are one of a number of subsidiaries of Genworth, a company that, through its subsidiaries, provides consumers financial security solutions by selling a wide variety of insurance, investment and retirement products, primarily in North America. Our product offerings are divided along two segments of consumer needs: (1) Retirement Income and Investments and (2) Protection.

•	Retirement Income and Investments. We offer deferred annuities (variable and fixed) and variable life insurance to a broad range of individual consumers who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income and seek to protect against outliving their assets. We also offer GICs and funding agreements as investment products to qualified buyers.

•	Protection. Our Protection segment includes universal life insurance, interest-sensitive whole life insurance and Medicare supplement insurance. Life insurance products provide protection against financial hardship after the death of an insured by providing cash payment to the beneficiaries of the policyholder. Medicare supplement insurance provides coverage for Medicare-qualified expenses that are not covered by Medicare because of applicable deductibles or maximum limits.

We also have a Corporate and Other segment, which consists primarily of net realized investment gains (losses), unallocated corporate income, expenses and income taxes.

Revenues and expenses

Our revenues consist primarily of the following:

•	Retirement Income and Investments. The revenues in our Retirement Income and Investments segment consist primarily of:

•	net investment income allocated to this segment; and

•	policy fees and other income, including surrender charges and mortality and expense charges.

•	Protection. The revenues in our Protection segment consist primarily of:

•	net premiums earned on individual life and Medicare supplement insurance policies;

•	net investment income allocated to this segment’s lines of business; and

•	policy fees and other income, including fees for mortality and surrender charges primarily from universal life insurance policies, and other administrative charges.

•	Corporate and Other. The revenues in our Corporate and Other segment consist primarily of:

•	unallocated net investment income; and

•	net realized investment gains (losses).

We allocate net investment income from our Corporate and Other segment to our Retirement Income and Investments and Protection segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels.

All net realized investment gains (losses) are reflected in the Corporate and Other segment and are not reflected in the results of any of our other segments.

Our expenses consist primarily of the following:

•	benefits provided to policyholders and contractholders and changes in reserves;

•	interest credited on general account balances;

•	underwriting, acquisition and insurance expenses, including commissions, marketing expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);

•	amortization of deferred policy acquisition costs and other intangible assets; and

•	income taxes.

We allocate corporate expenses to each of our operating segments based on the amount of capital allocated to that segment.

Critical accounting policies

There are several accounting policies that we consider to be particularly critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. These policies relate to reserves, deferred acquisition costs (DAC), present value of future profits (PVFP), goodwill impairment, valuation of investment securities and impairment of investment securities. For a discussion of each of these policies, please see the discussion entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2004. For all of these critical accounting policies, we caution that future events rarely develop exactly as forecasted, and management’s best estimates may require adjustment.

Recent business trends and conditions

The following business trends and conditions have had a significant impact on our products during the periods covered by this report:

Annuities. Retirement Income and Investments segment results are affected by investment performance, net interest spreads, equity market fluctuations and new product sales. In addition, our competitive position within many of our distribution channels depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. Total new deposits in variable annuities, excluding our Income Distribution Series, decreased by 22.3% from $164.2 million for the three months ended September 30, 2004 to $127.6 million for the three months ended September 30, 2005 and by 25.2% from $574.2 million for the nine months ended September 30, 2004 to $429.4 million for the nine months ended September 30, 2005. This decline is primarily due to a decrease in additional deposits on a block of reinsured business, as well as a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer due to their risk profile.

We have continued to focus on our Income Distribution Series of variable annuity products and riders in response to customers who desire guaranteed minimum income streams with equity market upside at the end of the contribution and accumulation period. Our Income Distribution Series of variable annuity products and riders provides the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation, but reduce some of the risks to insurers that generally accompany traditional products with guaranteed minimum income benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning. Sales of our Income Distribution Series increased by 38.5% from $69.6 million for the three months ended September 30, 2004 to $96.4 million for the three months ended September 30, 2005 and by 58.3% from $174.6 million for the nine months ended September 30, 2004 to $276.4 million for the nine months ended September 30, 2005.

Results of Operations

The following table sets forth our results of operations.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Net investment income	$101.5	$100.0	$307.4	$313.5
Net realized investment gains (losses)	(5.7)	4.0	(4.0)	7.1
Premiums	27.5	25.0	78.8	77.5
Cost of insurance	36.5	35.8	109.5	106.6
Variable product fees	6.0	2.5	15.0	6.1
Other income	6.5	7.2	20.6	17.6

Total revenues	172.3	174.5	527.3	528.4

Benefits and expenses:
Interest credited	66.6	71.8	204.7	219.2
Benefits and other changes in policy reserves	40.8	48.5	143.2	144.7
Underwriting, acquisition and insurance expenses, net of deferrals	21.8	16.0	69.1	51.3
Amortization of deferred acquisition costs and intangibles	73.1	9.3	86.8	87.2

Total benefits and expenses	202.3	145.6	503.8	502.4

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	(30.0)	28.9	23.5	26.0
Provision (benefit) for income taxes	7.9	9.9	19.0	(149.9)

Earnings (loss) before cumulative effect of change in accounting principle	$(37.9)	$19.0	$4.5	$175.9

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net investment income increased $1.5 million, or 1.5%, to $101.5 million for the three months ended September 30, 2005 from $100.0 million in the comparable 2004 period. The increase was primarily attributable to an increase in weighted average investment yields to 5.4% for the three months ended September 30, 2005 from 4.8% for the three months ended September 30, 2004. The increase in weighted average investment yields was primarily attributable to higher yields on floating rate investments related to spread-based institutional floating rate products. This was largely offset by a decrease due to a decline of $840.6 million, or 10.0%, in average invested assets primarily attributable to a decline of our in-force GICs and funding agreements.

Net realized investment gains (losses) decreased $9.7 million to a loss of $(5.7) million for the three months ended September 30, 2005 from a gain of $4.0 million in the comparable 2004 period. For 2005, gross realized investment gains and (losses) were $3.2 million and $(8.9) million, respectively. For 2004, gross realized gains and (losses) were $5.4 million and $(1.4) million, respectively. Impairment losses recognized as part of gross realized losses in the three months ended September 30, 2005 were $8.3 million. There were no impairment losses recognized in the three month period ended September 30, 2004.

Premiums increased $2.5 million, or 10.0%, to $27.5 million for the three months ended September 30, 2005 from $25.0 million in the comparable 2004 period. The increase was primarily attributable to an $1.8 million increase in premiums related to an adjustment of ceded premiums during the three months ended September 30, 2005.

Cost of insurance increased $0.7 million, or 2.0% to $36.5 million for the three months ended September 30, 2005 from $35.8 million in the comparable 2004 period. The increase was primarily attributable to product guarantees on new variable annuity business.

Variable product fees increased $3.5 million, to $6.0 million for the three months ended September 30, 2005 from $2.5 million in the comparable 2004 period. The increase was primarily attributable an increase of $3.3 million in product fees associated with growth in our in-force block of variable annuity business.

Other income decreased $0.7 million, or 9.7%, to $6.5 million for the three months ended September 30, 2005 from $7.2 million in the comparable 2004 period. The decrease was primarily attributable to a decrease of $1.1 million in surrender and other fees associated with universal life products due to favorable persistency offset by a slight increase in these fees for variable annuity products.

Interest credited decreased $5.2 million, or 7.2%, to $66.6 million in the three months ended September 30, 2005 from $71.8 million in the comparable 2004 period. The decrease was primarily due to a $5.8 million decline attributable to our GICs and funding agreements and a $1.6 million decline attributable to lower average interest crediting rates on a runoff block of universal life policies partially offset by a $2.2 million increase related to our floating rate funding agreement backed notes.

Benefits and other changes in policy reserves decreased $7.7 million, or 15.9%, to $40.8 million in the three months ended September 30, 2005 from $48.5 million in the comparable 2004 period. The decrease was primarily attributable to a $10.2 million decrease due to favorable mortality related to our universal and whole life products offset by $2.0 million increase primarily attributable to growth in our in-force block of variable annuity business.

Underwriting, acquisition and insurance expenses, net of deferrals increased $5.8 million, or 36.3%, to $21.8 million in the three months ended September 30, 2005 from $16.0 million in the comparable 2004 period. The increase was attributable to $5.3 million primarily related to the growth in our in-force block of variable annuity business.

Amortization of deferred acquisition costs and intangibles increased $63.8 million to $73.1 million for the three months ended September 30, 2005, from $9.3 million in the comparable 2004 period. The increase was primarily attributable to a $57.5 million goodwill impairment charge in the Protection segment and a $4.9 million increase related to the higher amortization as a result of lower mortality experience on universal life policies in the three months ended September 30, 2005 when compared to the three months ended September 30, 2004. The goodwill impairment charge in the Protection segment was the result of our annual testing in accordance with SFAS No. 142. We currently are not actively writing new business in our Protection segment.

Provision (benefit) for income taxes decreased $2.0 million to an expense of $7.9 million for the three months ended September 30, 2005 from an expense of $9.9 million for the three months ended September 30, 2004. The decrease in tax provision was primarily attributable to favorable current year examination developments and an increase in benefits from dividends received deductions benefiting the three months ended September 30, 2005.

Earnings (loss) before cumulative effect of change in accounting principle decreased $56.9 million to a loss of ($37.9) million for the three months ended September 30, 2005 from earnings of $19.0 million in the comparable 2004 period. The decrease was primarily attributable to a $57.5 million goodwill impairment charge in the third quarter 2005 in our Protection segment.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net investment income decreased $6.1 million, or 1.9%, to $307.4 million for the nine months ended September 30, 2005 from $313.5 million in the comparable 2004 period. The decrease was the result of a decline of $510.1 million, or 6.1%, in average invested assets primarily attributable to a decline in GICs and funding agreements. This was partially offset by an increase in weighted average investment yields to 5.2% for the nine months ended September 30, 2005 from 5.0% for the nine months ended September 30, 2004. The increase in weighted average investment yields was primarily attributable to higher yields on floating rate investments related to spread-based institutional floating rate products.

Net realized investment gains (losses) decreased $11.1 million to a loss of $(4.0) million for the nine months ended September 30, 2005 from a gain of $7.1 million in the comparable 2004 period. For 2005, gross realized investment gains and (losses) were $11.3 million and $(15.3) million, respectively. For 2004, gross realized gains and (losses) were $10.8 million and $(3.7) million, respectively. Impairment losses recognized as part of gross realized losses in the nine months ended September 30, 2005 were $12.2 million. There were no impairment losses recognized in the nine month period ended September 30, 2004.

Premiums increased $1.3 million, or 1.7%, to $78.8 million for the nine months ended September 30, 2005 from $77.5 million in the comparable 2004 period. The increase was primarily attributable to an $1.9 million increase primarily from our Medicare supplement products and an $1.8 million increase in premiums related to an adjustment of ceded premiums in 2005 partially offset by a $2.2 million decline in premiums from runoff blocks of life policies.

Cost of insurance increased $2.9 million, or 2.7%, to $109.5 million for the nine months ended September 30, 2005 from $106.6 million in the comparable 2004 period. The increase was primarily attributable to a $1.7 million increase related to product guarantees on new variable annuity business and a $1.3 million increase related to favorable persistency related to our universal life business.

Variable product fees increased $8.9 million to $15.0 million for the nine months ended September 30, 2005 from $6.1 million in the comparable 2004 period. The increase was primarily attributable to growth in our in-force block of variable annuity business.

Other income increased $3.0 million, or 17.0%, to $20.6 million for the nine months ended September 30, 2005 from $17.6 million in the comparable 2004 period. The increase was primarily the result of a $2.4 million increase in surrender and other fees attributable to growth of in-force variable annuity products.

Interest credited decreased $14.5 million, or 6.6%, to $204.7 million in the nine months ended September 30, 2005 from $219.2 million in the comparable 2004 period. The decrease was primarily due to a $14.6 million decline attributable to our GICs and funding agreements and a $5.6 million decline attributable to the runoff of our universal life business partially offset by a $6.0 million increase in our floating rate funding agreement backed notes.

Benefits and other changes in policy reserves decreased $1.5 million, or 1.0%, to $143.2 million in the nine months ended September 30, 2005 from $144.7 million in the comparable 2004 period. The decrease was primarily due to a $6.9 million decrease attributable to favorable mortality for life products offset by a $3.8 million increase attributable to higher levels of in-force annuities and an $1.6 million increase primarily attributable to Medicare supplement products.

Underwriting, acquisition and insurance expenses, net of deferrals increased $17.8 million, or 34.7%, to $69.1 million in the nine months ended September 30, 2005 from $51.3 million in the comparable 2004 period. The increase was primarily attributable to a $12.9 million increase in legal expenses primarily attributable to settlements reached during the nine months ended September 30, 2005. Additionally, there was an increase of $8.2 million related to our annuity products as a result of growth of our in-force block of variable annuity business partially offset by a decrease of $2.0 million related to the runoff of our universal life business.

Amortization of deferred acquisition costs and intangibles decreased $0.4 million, or 0.5%, to $86.8 million for the nine months ended September 30, 2005, from $87.2 million in the comparable 2004 period. There was a goodwill impairment charge of $57.5 million and $59.8 million in the nine months ended September 30, 2005 and 2004, respectively.

Provision (benefit) for income taxes increased $168.9 million to an expense of $19.0 million for the nine months ended September 30, 2005 from a benefit of $149.9 million for the nine months ended September 30, 2004. The increase in tax provision was primarily attributable to the tax benefit associated with the reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”) in the nine months ended September 30, 2004, partially offset by favorable examination developments in the nine months ended September 30, 2005.

Earnings (loss) before cumulative effect of change in accounting principle decreased $171.4 million to $4.5 million for the nine months ended September 30, 2005 from $175.9 million in the comparable 2004 period. The decrease was primarily attributable to the tax benefit associated with the reinsurance transactions with UFLIC in the nine months ended September 30, 2004.

Financial Condition

Total investments. Total investments decreased $1,005.4 million, or 11.4%, to $7,845.2 million at September 30, 2005 from $8,850.6 million at December 31, 2004. The decrease was primarily attributable to a decline in investments supporting GICs and funding agreement liabilities. GICs and funding agreement liabilities decreased by $963.0 million, which resulted from scheduled maturities and management strategy of reducing floating-rate funding agreements. Also contributing to the decrease in total investments was a $105.2 million decline in securities lending.

Investment securities comprise mainly investment grade debt securities. Investment securities were $5,914.3 million, including gross unrealized gains and (losses) of $120.3 million and $(39.0) million, respectively at September 30, 2005 and $7,028.0 million, including gross unrealized gains and (losses) of $192.6 million and $(41.2) million, respectively, at December 31, 2004.

We regularly review investment securities for impairment based on criteria that includes the extent to which cost exceeds market value, the duration of that market decline, and the financial health and specific prospects for the issuer. Impairment losses recognized in the nine month period ended September 30, 2005 were $12.2 million. There were no impairment losses recognized in the nine month period ended September 30, 2004.

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

Collateral received on securities lending transactions is recorded in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. The fair value of collateral held and included in other invested assets was $301.7 million and $406.9 million at September 30, 2005 and December 31, 2004, respectively.

Investment securities transferred in the financing transaction that closed on August 19, 2005 with an affiliate SPE (discussed in note 3 of the financial statements) are recorded in other invested assets and the liability equal to the proceeds received upon transfer has been included in Other Liabilities. The fair value of the investment securities held and included in other invested assets was $347.4 million at September 30, 2005.

Future annuity and contract benefits. Future annuity and contract benefits decreased $1,250.6 million, or 13.0%, to $8,354.0 million at September 30, 2005 from $9,604.6 million at December 31, 2004. The decrease was primarily attributable to a $963.0 million decline in GICs and funding agreements, which resulted from scheduled maturities and management strategy of reducing floating-rate funding agreements. The decrease was also attributable to a $215.9 million decline in future annuity and contract benefits related to the general account portion of a reinsured block of variable annuity products, a $53.3 million decrease attributable to a runoff block of deferred annuities and a $21.8 million decrease attributable to runoff of our life business.

Liquidity and Capital Resources

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

For the nine months ended September 30, 2005 and 2004, cash flows from operating and financing activities were $(968.7) million and $(174.7) million, respectively. For the nine months ended September 30, 2005, net cash from financing activities relating to investment contract issuances and (redemptions) were $919.3 million and $(1,971.6) million, respectively. We maintain a committed credit line with an indirect parent, GNA Corporation, of $500.0 million to provide liquidity to meet normal variation in cash. There was no amount outstanding as of September 30, 2005.

As an insurance business, cash flows from operating and financing activities, as premiums and deposits collected from our insurance and investment products net of redemptions and benefits paid, are invested if positive and investments are used if negative. Net cash from investing activities was $1,130.1 million and $231.4 million for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily attributable to a decrease of cash from financing activities resulting from management’s strategy of reducing floating-rate funding agreement liabilities.

As of September 30, 2005, we had approximately $250.0 million of floating-rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating-rate tied to an external market index. Purchasers of funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. Of the $250.0 million aggregate amount outstanding as of September 30, 2005, $50.0 million had put option features of 180 days.

During the third quarter 2005, we transferred approximately $344.6 million investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors.

We maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. We hold highly liquid, high-quality short-term investment securities, cash equivalents and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of September 30, 2005, our total cash and invested assets was $8,033.0 million.

Our investments in privately placed fixed maturities, mortgage loans, policy loans, limited partnership interests and restricted other invested assets are relatively illiquid. These asset classes represented approximately 42.0% of the carrying value of our total cash and invested assets as of September 30, 2005. The estimated fair value of infrequently traded fixed securities as of September 30, 2005 was approximately $1.8 billion.

Impairments of Investment Securities

We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative measures include length of time and amount that each security position is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our portfolio management, finance and risk teams.

For fixed maturities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect either to collect principal and interest in accordance with the contractual terms of the instruments or to recover principal based upon underlying collateral values, considering events such as a payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based upon the difference between the book value of a security and its estimated fair value. Estimated fair value is based upon quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

For the three months ended September 30, 2005, we recognized impairment losses of $8.3 million. There were no impairment losses recognized in the three months ended September 30, 2004. For the nine months ended September 30, 2005, we recognized impairments of $12.2 million. There were no impairment losses recognized in the nine months ended September 30, 2004. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio for reasons such as credit quality, yield and liquidity requirements and portfolio diversification. For the three and nine months ended September 30, 2005, the pre-tax realized investment loss incurred on the sale of fixed maturities and equity securities was $0.6 million and $2.1 million, respectively. The aggregate fair value of securities sold at a loss during the three and nine months ended September 30, 2005 was $11.2 million and $119.7 million, which was approximately 95.0% and 98.3% of book value, respectively.

The following tables present the gross unrealized losses and estimated fair values of our investment securities, on an historical basis, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2005:

	Less Than 12 Months
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% below cost	# of securities
Fixed maturities:
U.S. government and agency	$43.1	$42.8	$(0.3)	0.7%	8
Non—U.S. government	7.4	7.2	(0.2)	2.7%	8
U.S. corporate	852.5	839.8	(12.7)	1.5%	164
Non—U.S. corporate	195.7	193.1	(2.6)	1.3%	36
Mortgage and asset-backed	1,275.1	1,262.4	(12.7)	1.0%	151

Total temporarily impaired securities	$2,373.8	$2,345.3	$(28.5)	1.2%	367

% Below cost—fixed maturities:
<20% Below cost	$2,373.8	$2,345.3	$(28.5)	1.2%	367
20-50% Below cost	—	—	—	—%	—
>50% Below cost	—	—	—	—%	—

Total temporarily impaired securities	$2,373.8	$2,345.3	$(28.5)	1.2%	367

Investment grade	$2,319.7	$2,292.4	$(27.3)	1.2%	349
Below investment grade	54.1	52.9	(1.2)	2.2%	18
Not Rated	—	—	—	—%	—

Total temporarily impaired securities	$2,373.8	$2,345.3	$(28.5)	1.2%	367

	12 Months or More
(Dollar amounts in millions)	Amortized cost or cost	Estimated fair value	Gross unrealized losses	% below cost	# of securities
Fixed maturities:
U.S. government and agency	$—	$—	$—	—%	—
Non—U.S. government	—	—	—	—%	—
U.S. corporate	143.8	138.5	(5.3)	3.7%	33
Non—U.S. corporate	14.2	13.4	(0.8)	5.6%	5
Mortgage and asset-backed	175.2	170.8	(4.4)	2.5%	42

Total temporarily impaired securities	$333.2	$322.7	$(10.5)	3.2%	80

% Below cost—fixed maturities:
<20% Below cost	$325.8	$317.2	$(8.6)	2.6%	77
20-50% Below cost	7.4	5.5	(1.9)	25.7%	3
>50% Below cost	—	—	—	—%	—

Total temporarily impaired securities	$333.2	$322.7	$(10.5)	3.2%	80

Investment grade	$320.9	$312.3	$(8.6)	2.7%	72
Below investment grade	12.3	10.4	(1.9)	15.4%	8
Not Rated	—	—	—	—%	—

Total temporarily impaired securities	$333.2	$322.7	$(10.5)	3.2%	80

The investment securities at September 30, 2005 in an unrealized loss position for less than twelve months, account for $28.5 million or 73.1% of the total unrealized losses. Of the securities in this category, there was no security with an unrealized loss in excess of $5.0 million.

The investment securities in an unrealized loss position for twelve months or more account for $10.5 million or 26.9% of the total unrealized losses as of September 30, 2005. There are 32 fixed maturity securities in four industry groups that account for $5.6 million or 53.3% of the unrealized losses in this category.

Twenty-two of these 32 securities are in the finance and insurance sector and account for unrealized losses of $2.4 million. Within this sector, no single issuer has unrealized losses in excess of $5.0 million. The unrealized losses of the securities are due to a higher interest rate environment for the quarter ended September 30, 2005.

Three of these 32 securities are in the transportation sector and are related to the airline industry and account for unrealized losses of $0.6 million. For those airline securities, which we have previously impaired, we expect to recover our carrying amount based upon underlying aircraft collateral values or the present value of expected cash flows associated with revised lease terms.

Five of these 32 securities are in the consumer non-cyclical sector and account for unrealized losses of $1.1 million. Within this sector, no single issuer has unrealized losses in excess of $5.0 million. The unrealized losses of the securities are due to a higher interest rate environment for the quarter ended September 30, 2005.

The remaining two of these 32 securities are in the consumer cyclical sector and account for unrealized losses of $1.5 million. There is one issuer, comprising of one security, which represents $1.3 million. No single issuer of fixed maturities in this sector has an unrealized loss in excess of $5.0 million.

Off-balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. We have not used securitization transactions to provide us with additional liquidity and we do not anticipate using securitization transactions for that purpose in the future. The transactions involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of September 30, 2005 and December 31, 2004, were $265.6 million and $297.9 million, respectively.

Securitization transactions typically result in gains or losses that are included in net realized investment gains (losses) in our financial statements. There were no off-balance sheet securitization transactions executed in the three and nine months ended September 30, 2005 and 2004.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with a third party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

Financial support is provided under credit support agreements, in which Genworth provides limited recourse for a maximum of $119 million of credit losses in such entities. We do not provide any such recourse.

New Accounting Standards

Accounting pronouncements not yet adopted

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs on an internal replacement, defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. We will adopt SOP 05-1 for internal replacements beginning January 1, 2007. Given its recent issuance, management is still assessing the impact SOP 05-1 will have on our consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. The following is a discussion of our market risk exposures and our risk management practices.

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of September 30, 2005 and December 31, 2004 was $7,845.2 million and $8,850.6 million, respectively, of which 75.1% and 79.1%, respectively, was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturities. We mitigate the market risk associated with our fixed maturities portfolio by closely matching the duration of our fixed maturities with the duration of the liabilities that those securities are intended to support.

We are exposed to equity risk on our holdings of common stocks and other equities. We manage equity price risk through industry and issuer diversification and asset allocation techniques.

We use derivative financial instruments, such as interest rate and currency swaps, currency forwards and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain risks, including interest rate risk, currency risk and equity risk, by:

•	reducing the risk between the timing of the receipt of cash and its investment in the market;

•	converting the asset duration to match the duration of the liabilities;

•	reducing our exposure to fluctuations in equity market indices that underlie some of our products; and

•	protecting against the early termination of an asset or liability.

As a matter of policy, we have not and will not engage in derivative market-making, speculative derivative trading or other speculative derivatives activities.

Sensitivity analysis

Sensitivity analysis measures the impact of hypothetical changes in interest rates, foreign exchange rates and other market rates or prices on the profitability of market-sensitive financial instruments.

The following discussion about the potential effects of changes in interest rates and equity market prices is based on so-called “shock-tests,” which model the effects of interest rate and equity market price shifts on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis permitted by the rules and regulations of the Securities and Exchange Commission, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock tests for changes in interest rates and equity market prices may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates and equity market prices.

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed income securities portfolio to decline by approximately $217.8 million, based on our securities positions as of September 30, 2005.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the market value of our equity investments to decline by approximately $1.8 million, based on our equity positions as of September 30, 2005. In addition, fluctuations in equity market prices affect our revenues and returns from our separate account products, which depend upon fees that are related primarily to the value of assets under management.

Counterparty credit risk

We manage counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as the result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or replacement in the event either parties unsecured debt rating is downgraded to or below Moody’s “Baa” or S&P’s “BBB.”

Swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P’s if the agreements governing such transactions require both parties to provide collateral in certain circumstances. Our policy requires foreign exchange forwards with contractual maturities shorter than one year to be executed with counterparties having a credit rating by Moody’s of “A-1” and by S&P of “P-1”.

The following table sets forth counterparty credit limits by credit rating:

S&P rating	Moody’s rating	Long term (exposures over one year) net of collateral (1)	Aggregate limits (including those under one year) net of collateral (1)	Aggregate Limit (gross of collateral) (1)
AAA	Aaa	$50	$125	$300
AA-	Aa3	25	100	250
A	A2	15	90	200

(1)	Credit exposure limits noted in this table are set by Genworth, our ultimate parent, and apply in the aggregate to all companies that are consolidated into Genworth.

The following table sets forth an analysis of our counterparty credit risk exposures percentages net of collateral held as of the dates indicated:

Moody’s Rating	September 30, 2005	December 31, 2004
Aaa	—%	85.8%
Aa	100.0%	14.2%

	100.0%	100.0%

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d - 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2005

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, we received a subpoena from the Northeast Regional Office of the Securities and Exchange Commission, requiring the production of documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. We are cooperating fully with the SEC in connection with its subpoena. In June 2005, GE received a subpoena from the United States Attorneys Office for the Southern District of New York, on the same general subject. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We are cooperating with GE in connection with GE’s response to the subpoena.

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

There were no new material legal proceedings during the quarter.

Item 6. Exhibits

12	Statement Of Ratio Of Earnings To Fixed Charges

31.1	Certification of Pamela S. Schutz

31.2	Certification of J. Kevin Helmintoller

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Pamela S. Schutz

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—J. Kevin Helmintoller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GE LIFE AND ANNUITY ASSURANCE COMPANY (Registrant)

Date: October 27, 2005	By:	/S/ J. KEVIN HELMINTOLLER
J. Kevin Helmintoller Senior Vice President and Chief Financial Officer (Principal Financial Officer)