Form 10-K
period 2005-12-31
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2006-03-14
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-32709

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 14, 2006, 25,651 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000.00 per share were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 14, 2006. None.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

PART I

Item 1. Business

Overview

Genworth Life and Annuity Insurance Company (the “Company,” “we,” “us,” or “our” unless the context otherwise requires), formerly known as GE Life and Annuity Assurance Company, is a stock life insurance company operating under a charter granted by the Commonwealth of Virginia on March 21, 1871 as The Life Insurance Company of Virginia. An affiliate of the General Electric Company (“GE”) acquired us on April 1, 1996 and ultimately contributed the majority of the outstanding common stock to Genworth Life Insurance Company (“GLIC”), formerly known as General Electric Capital Assurance Company.

On May 24, 2004, we became an indirect, wholly-owned subsidiary of Genworth Financial, Inc. (“Genworth”). On May 25, 2004, Genworth’s Class A common stock began trading on The New York Stock Exchange.

On May 31, 2004, we became a direct, wholly-owned subsidiary of GLIC while remaining an indirect, wholly-owned subsidiary of Genworth.

As of December 31, 2005, GE beneficially owned approximately 18% of Genworth’s outstanding stock. On March 8, 2006, a subsidiary of GE completed a secondary offering to sell its remaining interest in Genworth. Our preferred shares are owned by an affiliate, Brookfield Life Assurance Company Limited.

We principally offer annuity contracts, guaranteed investment contracts (“GICs”) and funding agreements, Medicare supplement insurance and life insurance policies. We do business in the District of Columbia and all states, except New York. Our principal offices are located at 6610 West Broad Street, Richmond, Virginia 23230.

We are one of a number of subsidiaries of Genworth, a company that, through its subsidiaries, serves the life and lifestyle protection, retirement income, investment and mortgage insurance needs of more than 15 million customers. Our product offerings are divided along two segments of consumer needs: (1) Retirement Income and Investments and (2) Protection.

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

Market Environment and Opportunities

We believe we are well positioned to benefit from a number of significant demographic, governmental and market trends, including the following:

Aging U.S. population with growing retirement income needs. According to a 2005 report issued by the U.S. Social Security Administration, from 1945 to 2003, U.S. life expectancy at birth increased from 62.9 years to 74.6 years for men and from 68.4 years to 79.6 years for women, respectively, and life expectancy is expected to increase further. In addition, increasing numbers of baby boomers are approaching retirement age. Based on the 2000 census, the U.S. Census Bureau projects that the percentage of the U.S. population aged 55 or older will increase from approximately 22% (65 million) in 2004 to more than 29% (97 million) in 2020. These increases in life expectancy heighten the risk that individuals will outlive their retirement savings. In addition, approximately $4.2 trillion of invested financial assets are held by people within 10 years of retirement and approximately $2.4 trillion of invested financial assets are held by individuals who are under age 70 and consider themselves retired, in each case according to a survey conducted by SRI Consulting Business Intelligence in 2004. We believe these trends will lead to growing demand for products, such as our income annuities and other investment products that help consumers accumulate assets and provide reliable retirement income.

Competitive Strengths

We believe the following competitive strengths will enable us to capitalize on opportunities in our targeted markets:

•	Product innovation. We are selective in the products we offer and strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings.

•	Extensive, multi-channel distribution network. We have extensive distribution reach and offer consumers access to our products through a broad network of financial intermediaries, independent producers and dedicated sales specialists. In addition, we maintain strong relationships with leading distributors by providing a high level of specialized and differentiated distribution support through technology solutions that support the distributors’ sales efforts.

•	Technology-enhanced, scalable, low-cost operating platform. We have pursued an aggressive approach to cost-management and continuous customer service improvement. We also have developed sophisticated technology tools that enhance performance by automating key processes and reducing response times and process variations. Our teams of trained associates focus on delivering high touch customer service. In addition, we have centralized our operations and have established scalable, low-cost operating centers in Virginia. Through an outsourcing provider, we also have a substantial team of professionals in India who provide us with a variety of back office support services.

•	Disciplined risk management with strong compliance practices. Risk management and regulatory compliance are critical parts of our business, and we believe we are recognized in the insurance industry for our excellence in these areas. We employ comprehensive risk management processes in virtually every aspect of our operations, including product development, underwriting, investment management, asset-liability management and technology development programs. We have an experienced group of professionals dedicated exclusively to our risk management processes.

•	Strong balance sheet and high-quality investment portfolio. As part of Genworth, we believe our ratings and capital strength provide us with a significant competitive advantage. We have a diversified, high-quality investment portfolio with $6,890.9 million of invested assets as of December 31, 2005. Approximately 92.8% of our fixed maturities had ratings equivalent to investment-grade, and less than 1.0% of our total investment portfolio consisted of equity securities, as of December 31, 2005. We also actively manage the relationship between our investment assets and our insurance liabilities.

Growth Strategies

Our objective is to increase operating earnings and enhance returns on equity. We intend to pursue this objective by focusing on the following strategies:

•	Capitalize on attractive growth prospects in our key markets. We have positioned our product portfolio and distribution relationships to capitalize on the attractive growth prospects in our key markets:

Retirement income, where we believe growth will be driven by a variety of favorable demographic trends and the approximately $4.2 trillion of invested financial assets in the U.S. that are held by people within 10 years of retirement and approximately $2.4 trillion of invested assets that are held by individuals who are under age 70 and consider themselves retired, in each case according to a survey conducted by SRI Consulting Business Intelligence in 2004. Our Income Distribution

Series of products are designed to enable the growing retired population to convert their accumulated assets into reliable income throughout their retirement years. Our Income Distribution Series of products are composed of our retirement income annuity products and three variable annuity riders that provide similar income features. It does not include immediate annuities or fixed annuities, which also serve income distribution needs but are reported separately. We are also offering a version of the guaranteed income product, ClearCourseSM, in the employer sponsored 401(k) market. ClearCourseSM is designed to be an option within a 401(k) plan and offers participants the ability to purchase guaranteed retirement income while maintaining liquidity and the opportunity for market upside. ClearCourseSM provides plan participants with the ability to access defined benefit-like features within a defined contribution environment.

Funding-Agreement Backed Notes (“FA–BNs”), where the total FA-BN market has grown from $20.3 billion in 2000 issuance to $37.6 billion in 2004 issuance according to Standard and Poor’s Rating Services (“S&P”). S&P reports 2005 issuance to be down to $32.1 billion, this in part is due to reduced issuance levels from a previously frequent issuer as well as the overall tight spread environment. Genworth’s Retirement Income and Investments segment began issuing in the unregistered market in 2000 through Bear Stearns’ Premium Asset Trust structure and has placed $7.4 billion through 2005, $685.0 million of which was issued through the Company. In December 2005, we registered with the Securities and Exchange Commission (“SEC”) a $5.0 billion proprietary registered note platform and subsequently issued a $300.0 million inaugural deal targeting institutional investors. In 2006, we will explore introducing a retail notes platform whereby retail investors can purchase amounts in denominations of $1,000. The demand for strong credit ratings and diversity of issuer base should support growth for us in this market space.

•	Further strengthen and extend our distribution channels. We intend to further strengthen and extend our distribution channels by continuing to differentiate ourselves in areas where we believe we have distinct competitive advantages. These areas include:

Product innovations, as illustrated by new product introductions, such as the introduction of ClearCourseSM for the employer sponsored 401(k) market, our Income Distribution Series of guaranteed income products and riders, our FA-BN program which provides us the ability to issue fixed or floating rate offerings with wide-ranging maturities.

Collaborative approach to key distributors, which includes joint business improvement program and our tailored approach to our sales intermediaries addressing their unique service needs, which have benefited our distributors and helped strengthen our relationships with them.

•	Enhance returns on capital and increase margins. We believe we will be able to enhance our returns on capital and increase our margins through the following means:

Adding new business layers at targeted returns and optimizing mix. We have introduced revised pricing and new products, which we believe will increase our expected returns. We have exited or placed in run-off certain product lines in blocks of business with low returns. As these blocks decrease, we expect to release capital over time to deploy to higher-return products and/or businesses.

Investment income enhancements. The yield on our investment portfolio is affected by the practice, prior to Genworth’s separation from GE, of realizing investment gains through the sale of appreciated securities and other assets during a period of historically low interest rates. This strategy had been pursued to offset impairments in our investment portfolio and to fund consolidations and restructurings, and provide current income. Since 2003, our current investment strategy has been to optimize investment income without relying on realized investment gains. We continue to experience a challenging interest-rate environment in which the yields that we can achieve on new investments are lower than the aggregate yield on our existing portfolio. We will seek to mitigate declines in our investment yields by continuously evaluating our asset class mix, pursuing additional investment classes, utilizing active management strategies, and accepting additional credit risk when we believe that it is prudent to do so.

Ongoing operating cost reductions and efficiencies. We continually focus on reducing our cost base while maintaining strong service levels for our customers. We expect to accomplish this goal through a wide range of cost management disciplines, including reducing supplier costs, leveraging process improvement efforts, forming focused teams to identify opportunities for cost reductions and investing in new technology, particularly for web-based, digital end-to-end processes.

Retirement Income and Investments

Overview

Through our Retirement Income and Investments segment, we offer fixed and variable deferred annuities and income annuities. We offer these products to a broad range of consumers who want to accumulate tax-deferred assets for retirement, desire a reliable source of income during their retirement, and/or seek to protect against outliving their assets during retirement.

We have continued to focus on our Income Distribution Series of variable annuity products and riders in response to customers who desire guaranteed minimum income streams with equity market upside at the end of the contribution and accumulation period. Our Income Distribution Series of variable annuity products and riders provides the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation, but reduces some of the risks to insurers that generally accompany traditional products with guaranteed minimum income benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning. During 2005, we introduced our ClearCourseSM product for the employer sponsored 401(k) market. ClearCourseSM is designed to be an option within a 401(k) plan and offers participants the ability to purchase guaranteed retirement income while maintaining liquidity and the opportunity for equity appreciation. ClearCourseSM provides plan participants with the ability to access defined benefit-like features within a defined contribution environment. Genworth employees are offered this product as an option in their 401(k) plan and we have two other large clients in varying stages of implementation with more than 40 potential clients in varying stages of product assessment. In October 2005, we also introduced a guaranteed minimum withdrawal benefit for life product, Lifetime Income Plus, that was added to our Income Distribution Series products. This product filled a customer need within our Income Distribution Series for guaranteed income payments, that the customer cannot outlive, along with the opportunity for market upside, similar to our RetireReadySM Retirement Answer Variable Annuity (“Retirement Answer”) (formerly known as GE Retirement Answer®) and added significant liquidity features. We initiated a $5.0 billion SEC registered notes program secured by funding agreements. This program became effective in December 2005 and provides us with the ability to issue fixed or floating rate offerings with maturities ranging from 9 months to 30 years. Our initial issuance through this program was a five-year, $300.0 million floating rate funding agreement, which was funded during December 2005.

According to VARDS, we were the largest provider of variable income annuities in the U.S. for the year ended December 31, 2005, based upon total premiums and deposits. According to LIMRA International, sales of individual annuities were $216.5 billion in 2005. From June 2004 through December 2005, the Federal Reserve increased short-term rates from 1.0% to 4.25% while long-term interest rates remained relatively stable. This “flattening” of the yield curve resulted in a shift in demand to shorter duration instruments like bank certificates of deposits and money market funds and away from longer-duration products like annuities. Within the fixed annuity market, we saw an increasing demand for products with an equity-indexed component, such as equity-indexed annuities. We did not have a product with an equity-indexed component in the market in 2005, but we have launched such a product in the first quarter of 2006. In variable annuities, we expect product demand to primarily be driven by product features and guarantees. Although volatility in the equity markets may cause some potential purchasers to refrain from purchasing products such as variable annuities and variable life insurance, many of today’s purchasers are seeking to remain invested in the equity markets and, at that same time, have guarantees to protect their income during their retirement years. We believe that moderately higher longer-term interest rates and greater public awareness about the need for lifetime retirement income protection will result in increased demand for annuities and other investment products that help consumers accumulate assets and provide reliable retirement income.

We offer variable and fixed deferred annuities, in which assets accumulate until the contract is surrendered, the contractholder dies, takes withdrawals or the contractholder begins receiving benefits under an annuity payout option. We also offer variable income annuities. We believe our variable annuity offerings continue to appeal to contractholders who wish to participate in returns linked to equity and bond markets with many desiring products with options that provide certain minimum guarantees. We also offer variable life insurance through our Retirement Income and Investments segment because this product provides investment features that are similar to our variable annuity products.

In addition to our annuity and variable life insurance products, we offer a number of specialty products, including GICs and funding agreements (including those issued pursuant to the above-referenced FA-BN program). We sell GICs to ERISA-qualified plans, such as pension and 401(k) plans, and we sell funding agreements to money market funds that are not ERISA qualified and to other institutional investors.

We offer our annuities and other investment products primarily through financial institutions and specialized brokers, as well as independent accountants and independent advisers associated with Genworth’s captive broker/dealer. We provide extensive training and support to our distributors through a wholesaling sales force that specializes in retirement income needs.

The following table sets forth selected financial information regarding the products we offer through our Retirement Income and Investments segment as of the dates or for the periods indicated:

	As of or for the years ended December 31,
(Dollar amounts in millions)	2005	2004	2003
Variable annuities
Account value, net of reinsurance, beginning of period	$1,003.9	$10,455.1	$8,891.9
Deposits	928.6	766.9	1,822.6
Market performance	99.0	70.3	1,254.9
Surrenders, benefits and product charges	(102.1)	(35.4)	(1,514.3)
Reinsurance transfer (1)	—	(10,253.0)	—

Account value, net of reinsurance, end of period	$1,929.4	$1,003.9	$10,455.1

Variable life
Account value, net of reinsurance, beginning of period	$344.0	$313.2	$255.9
Deposits	33.3	38.9	45.3
Market performance	27.3	41.4	42.4
Surrenders, benefits and product charges	(42.6)	(49.5)	(30.4)

Account value, net of reinsurance, end of period	$362.0	$344.0	$313.2

GICs and funding agreements
Account value, net of reinsurance, beginning of period	$3,667.3	$4,051.8	$5,263.3
Deposits	430.4	460.1	869.2
Interest credited	131.1	144.5	177.8
Surrenders, benefits and product charges	(1,506.1)	(989.1)	(2,258.5)

Account value, net of reinsurance, end of period	$2,722.7	$3,667.3	$4,051.8

Fixed annuities
Account value, net of reinsurance, beginning of period	$853.4	$939.3	$1,026.6
Deposits	2.1	8.9	5.7
Interest credited	36.0	39.0	42.2
Surrenders, benefits and product charges	(114.1)	(133.8)	(135.2)

Account value, net of reinsurance, end of period	$777.4	$853.4	$939.3

	As of or for the years ended December 31,
(Dollar amounts in millions)	2005	2004	2003
Single Premium Income Annuities
Account value, net of reinsurance, beginning of period	$78.8	$78.6	$83.9
Deposits	14.0	10.3	8.2
Interest credited	7.4	5.7	3.8
Surrenders, benefits and product charges	(20.4)	(15.8)	(17.3)

Account value, net of reinsurance, end of period	$79.8	$78.8	$78.6

Structured settlements
Account value, net of reinsurance, beginning of period	$—	$181.3	$184.2
Deposits	—	—	—
Interest credited	—	—	13.1
Surrenders, benefits and product charges	—	0.2	(16.0)
Reinsurance transfer (1)	—	(181.5)	—

Account value, net of reinsurance, end of period	$—	$—	$181.3

(1)	We ceded to Union Fidelity Life Insurance Company (“UFLIC”), effective as of January 1, 2004, all of our in-force structured settlement contracts and substantially all of our in-force variable annuity contracts.

Products

Variable annuities

We offer variable annuities that allow the contractholder to make payments to a separate account that are divided into subaccounts that invest in available mutual funds and if available, the contractholder may make allocations to a guaranteed interest-rate account which is a part of our general account. All allocations are determined by the contractholder. A deferred variable annuity has an accumulation period and a payout period. Our variable annuity products allow the contractholder to allocate all or a portion of his account value to a separate account that is divided into subaccounts that are distinct from our general account. Assets allocated to the separate account have subaccounts that track the performance of the available mutual funds. There is no guaranteed minimum rate of return in these subaccounts which invest in these mutual funds, and the contractholder bears the entire risk associated with the performance of these subaccounts. Some of our variable annuities also permit the contractholder to allocate a portion of his account value to our general account, in which case we credit interest at specified rates, subject to certain guaranteed minimums.

Our variable annuity contracts permit the contractholder to withdraw all or part of the premiums paid, plus the amount credited to his account, subject to surrender charges, if any. The cash surrender value of a variable annuity contract depends upon the value of the assets that have been allocated to the contract, how long those assets have been in the contract and the investment performance of the subaccounts that invest in the mutual funds to which the contractholder has allocated assets.

Variable annuities provide us with fee-based revenue in the form of expense and mortality charges. These fees equal a percentage of the contractholder’s assets in the separate account and typically range from 0.75% to 1.70% per annum. We also receive fees charged on assets allocated to our separate account to cover administrative costs.

We also offer variable annuities with fixed account options and with bonus features. Variable annuities with fixed account options enable the contractholder to allocate a portion of his account value to the fixed account, which pays a fixed interest crediting rate. Allocations to the fixed account within the variable annuity are limited to 25% of the account value. The portion of the account value allocated to the fixed account option represents a general account liability for us and functions similarly to a traditional fixed annuity, whereas for the portion allocated to the separate account, the contractholder bears the investment risk. Our variable annuities with bonus features entitle the contractholder to an additional increase to his account value upon making a deposit. However, variable annuities with bonus features are subject to different surrender charge schedules and expense charges than variable annuities without the bonus feature.

Our variable annuity contracts provide a basic guaranteed minimum death benefit (“GMDB”), which provides a minimum account value to be paid upon the annuitant’s death. Our contractholders also have the option to purchase, through riders, at an additional charge, enhanced death benefits. Assuming every annuitant died on December 31, 2005, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $1.9 billion and a related death benefit exposure of $8.2 million net amount at risk. In 2003, we raised prices of, and reduced certain benefits under, our newly issued GMDBs. We continue to evaluate our pricing, hedging and reinsurance of GMDB features and intend to change prices as appropriate. In addition, in 2004, we introduced a variable annuity product with a guaranteed minimum withdrawal benefit (“GMWB”). This product provides a guaranteed annual withdrawal of a fixed portion of the initial deposit over a fixed period of time, but requires a balanced asset allocation of the owner’s separate account deposit. In 2005, we expanded our GMWB lineup by offering a guaranteed minimum withdrawal benefit for the life of the owner while maintaining our requirement for a balanced assets allocation of the owner’s separate account deposit. GMWB for life is a component of our Income Distribution Series of variable annuity products and riders.

With some employers moving away from traditional defined benefit pension plans to 401(k) plans, in October 2005 we responded by introducing ClearCourseSM, a group variable annuity product. The ClearCourseSM product is designed to represent an investment option within a company’s 401(k) retirement plan. It offers participants the ability to build guaranteed retirement income while maintaining liquidity and growth potential. ClearCourseSM provides participants with the ability to access defined benefit-like features within a defined contribution environment. The product is distributed via direct salespeople and through third-party benefits administrators.

We continually review potential new variable annuity products and pursue only those where we believe we can achieve targeted returns in light of the risks involved. Unlike several of our competitors, we have not offered variable annuity products with traditional guaranteed minimum income benefits (“GMIBs”) or with guaranteed minimum accumulation benefits (“GMABs”). Traditional GMIB products guarantee an annuitization value for guaranteed income payments equal to the premium accumulated at a specified minimum appreciation rate for a defined period of time, after which annuity payments commence. GMAB products guarantee a customer’s account value will be no less than the original investment at the end of a specified accumulation period, plus a specified interest rate.

Although we do not offer traditional GMIBs or GMABs, we have been able to capitalize on the demand for products with guarantees with our Retirement Answer which was introduced in April 2002. Retirement Answer is a variable deferred annuity that has a minimum ten-year scheduled deposit period for customers who desire guaranteed minimum income streams at the end of an accumulation period. The income stream may exceed the guaranteed minimum based upon the performance of the subaccount investing in the mutual fund. As of December 31, 2005, our sales as measured by collected scheduled periodic deposits and future scheduled periodic deposits for this product totaled $1.5 billion since its inception. Based on key product design features, some of which have patents pending which have been assigned to Genworth, we believe Retirement Answer allows us to provide our customers a guaranteed income annuity product that mitigates a number of the risks that accompany traditional guaranteed minimum income benefits offered by many of our competitors.

Retirement Answer is a component of our Income Distribution Series of variable annuity products and riders. The Income Distribution Series also includes the Guaranteed Income Advantage (“GIA”), the Principal Protection Advantage (“PPA”), and the Lifetime Income Plus (“LIP”). GIA is a rider to several of our variable annuity products that provides retirement benefits similar to Retirement Answer but requires contractholders to allocate assets among a prescribed group of subaccounts that invest in mutual funds (“Prescribed Investment

Strategy”). Whereas Retirement Answer and GIA require a minimum ten-year accumulation period, PPA is designed for purchasers nearing retirement and requires only a three-year accumulation period before annuitization.

In the second quarter 2004, we entered into reinsurance transactions in which we ceded, effective January 1, 2004, all of our in-force variable annuity business, excluding Retirement Answer, to UFLIC. We have continued to sell variable annuities and are retaining that business for our own account.

Variable life insurance

We offer variable life insurance products that provide insurance coverage through a policy that gives the policyholder flexibility in investment choices and, in some products, in premium payments and coverage amounts. Our variable life products allow the policyholder to allocate all or a portion of his premiums to a separate account that is divided into subaccounts that are distinct from our general account. Assets allocated to each separate account have subaccounts that track the performance of available mutual funds. There is no guaranteed minimum rate of return in these subaccounts, which invest in these mutual funds, and the policyholder bears the entire investment risk associated with the performance of the subaccounts. Some of our variable life insurance products also permit the policyholder to allocate all or a portion of his account value to our general account, in which case we credit interest at specified rates, subject to certain guaranteed minimums, which are comparable to the minimum rates in effect for our fixed annuities.

Similar to our variable annuity products, we collect specified mortality and expense charges and fees charged on assets allocated to the separate account to cover administrative services and costs. We also collect cost of insurance charges on our variable life insurance products to compensate us for the mortality risk of the guaranteed death benefit, particularly in the early years of the policy when the death benefit is significantly higher than the value of the policyholder’s account.

Our life insurance policies provide a death benefit payable upon death of the insured. Owners of life insurance pay premiums that are applied to their account value, net of any expense charges. We deduct cost of insurance charges, which vary by age, gender, plan, and class of insurance from the account value. We determine our cost of insurance each year in advance, which is subject to a maximum stated in each policy. The owner may access their account value through policy loans, partial withdrawals, or full surrender of the policy. Some withdrawals and surrenders are subject to surrender charges.

Our variable life insurance policies provide policyholders with lifetime death benefit coverage, the ability to accumulate assets on a flexible, tax-deferred basis, and the option to access the cash value of the policy through a policy loan, partial withdrawal or full surrender. Our variable life insurance products allow policyholders to adjust the timing and amount of premium payments. We credit premiums paid, less certain expenses, to the policyholder’s account and from that account deduct regular expense charges and certain risk charges, known as cost of insurance, which generally increase from year to year as the insured ages. Our variable life insurance policies accumulate cash value that we pay to the insured when the policy lapses or is surrendered. Most of our variable life insurance policies also include provisions for surrender charges for early termination and partial withdrawals.

Guaranteed investment contracts and funding agreements

We offer GICs and funding agreements, which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. GICs are purchased by ERISA qualified plans, including pension and 401(k) plans. Funding agreements are purchased by institutional accredited investors for various kinds of funds and accounts that are not ERISA qualified. Purchasers of funding agreements include money market funds, bank common trust funds and other corporate and trust accounts and private investors including Genworth Global Funding Trust as part of our SEC registered note program.

Substantially all our GICs allow for the payment of benefits at contract value (on a pro-rata basis as to plan participants) to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

Our funding agreements generally credit interest on deposits at a floating rate tied to an external market index. To hedge our exposure to fluctuations in interest rates, we invest the proceeds backing floating-rate funding agreements in floating-rate assets. Some of our funding agreements are purchased by money market funds, bank common trust funds and other short-term investors. These funding agreements typically are renewed annually, and may contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. As of December 31, 2005, we had an aggregate of $200.0 million of floating-rate funding agreements outstanding, excluding those issued under the FA-BN program, compared to $1,108.0 million as of December 31, 2004. This decline was due to a planned reduction in these products. Of the $200.0 million aggregate amount outstanding as of December 31, 2005, $50.0 million had put option features of 180 days; the remaining contracts contain no optionality.

We also issue funding agreements to trust accounts to back medium-term notes purchased by investors. We have historically issued these in an unregistered format through Bear Stearns Premium Asset Trust structure, but in December 2005, we launched our proprietary FA-BN program with an inaugural $300.0 million issuance. These contracts typically are issued for terms of one to seven years. As of December 31, 2005 and 2004, we had an aggregate of $535.0 million and $435.0 million, respectively, of these funding agreements backing notes. These funding agreements do not permit early termination.

Fixed annuities

We have a closed block of single premium deferred annuities (“SPDAs”). In addition, we offer two fixed annuity products in the form of modified guaranteed annuity contracts. These contracts provide for a single premium to be allocated to a guaranteed term option for one or more guaranteed terms ranging from 1 to 10 years in duration. During the accumulation period, the portion of the single premium payment allocated to any guaranteed term will earn a pre-declared guaranteed rate of interest for that term. However, if the contractholder surrenders or annuitizes the contract prior to the end of term, or withdraws or transfers any portion of assets prior to the end of the guaranteed term, we will apply a market value adjustment to the proceeds and we may assess a surrender charge. The market value adjustment may result in a positive, negative or zero change in value depending on interest rates in effect at the time the market value adjustment is applied. For example, if interest rates are rising, generally the contractholder will bear the risk that the market value adjustment will be negative, causing a reduction in the amount available for surrender. However, if interest rates are falling, generally, the contractholder will receive a positive market value adjustment, providing an increase in value when surrendering the contract. If there is no change in interest rates at the time of the market value adjustment, generally, the market value adjustment will have no impact on contract value. Approximately $179.0 million, or 23.0% of the total account value of our fixed annuities as of December 31, 2005, were subject to surrender charges.

At least once each month, we set an interest crediting rate for newly issued fixed annuities and additional deposits. We maintain the initial crediting rate for a minimum period of one year or the guarantee period, whichever is longer. Thereafter, we may adjust the crediting rate no more frequently than once per year for any given deposit. Our modified guaranteed annuity contracts have a minimum guaranteed crediting rate of 3.0%.

Fixed immediate annuities

In exchange for a single premium, fixed immediate annuities provide a fixed amount of income for either a defined number of years, the annuitant’s lifetime, or the greater of the two periods. Income can be paid monthly, quarterly, semi-annually or annually and generally begins within one year of receipt of the premium. Fixed immediate annuities also include annuitizations chosen as a settlement option for an existing deferred annuity contract. We do not currently offer fixed immediate annuities as a stand-alone product.

Structured settlements

In the second quarter 2004, we entered into reinsurance transactions in which we ceded, effective January 1, 2004, all of our in-force structured settlements business to UFLIC. We currently are not actively marketing this product.

Underwriting and pricing

We generally do not underwrite individual lives in our annuity products. Instead, we price our products based upon our expected investment returns and our expectations for mortality, longevity and persistency for the group of our contractholders as a whole, taking into account mortality improvements in the general population and our historical experience. We price deferred annuities by analyzing longevity and persistency risk, volatility of expected earnings on our assets under management, and the expected time to retirement. We price our GICs using customized pricing models that estimate both expected cash flows and likely variance from those expectations caused by reallocations of assets by plan participants.

Underwriting for our variable life insurance policies involves a determination of the type and amount of risk that we are willing to accept. Our underwriters evaluate each policy application on the basis of the information provided by the applicant and others. We follow detailed and uniform underwriting practices and procedures designed to properly assess and quantify risks before issuing coverage to qualified applicants. The long-term profitability of our products is affected by the degree to which future experience deviates from these assumptions.

Competition

We face significant competition in all our Retirement Income and Investments products. Many other companies actively compete for sales in our markets, including other major insurers, banks, other financial institutions, mutual fund and money asset management firms and specialty providers. In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher claims paying ratings than we do. Many competitors offer similar products and use similar distribution channels. The substantial expansion of banks’ and insurance companies’ distribution capacities and expansion of product features in recent years has intensified pressure on margins and production levels and has increased the level of competition in many of our business lines.

Protection

Overview

Through our Protection segment, we offer accident and health insurance, which includes Medicare supplement insurance. We also have life insurance, which includes universal life insurance and interest-sensitive whole life insurance; however, these products are not currently offered.

Products

Accident and Health Insurance

The primary product in this line is Medicare supplement insurance. Our Medicare supplement insurance provides coverage for Medicare-qualified expenses that are not covered by Medicare because of applicable deductibles or maximum limits. These products are sold to individuals through dedicated sales specialists as well as selected independent distributors. We have expanded our Medicare supplement product in a majority of states and have seen growth in these new states.

Life Insurance

Our life insurance products provide protection for the entire life of the insured and allow for cash value accumulation. These products include interest-sensitive whole life (“ISWL”) and universal life insurance (“UL”). Our life insurance policies provide a death benefit payable upon death of the insured. Owners of life insurance pay premiums that are applied to their account value, net of any expense charges. We deduct cost of insurance charges, which vary by age, gender, plan, and class of insurance from the account value. We determine our cost of insurance each year in advance, which is subject to a maximum stated in each policy. The owner may access their account value through policy loans, partial withdrawals, or full surrender of the policy. Some withdrawals and surrenders are subject to surrender charges.

We credit the policyholder account value for ISWL and UL policies with interest at an interest rate we determine in advance and generally guarantee for a policy year at a time. Policies have a minimum credited interest rate, which varies by policy and ranges from 4.0% to 6.0%. ISWL and UL differ in two major ways. ISWL requires the contractholder to pay a fixed premium we determine each year, while UL allows a contractholder to determine the amount of premium to be paid, subject to certain minimum and maximum values. Also, the ISWL death benefit is fixed at issue, while the contractholder may decrease and (subject to evidence of good health) increase the death benefit on a UL policy.

Our UL policies provide policyholders with lifetime death benefit coverage, the ability to accumulate assets on a flexible, tax-deferred basis, and the option to access the cash value of the policy through a policy loan, partial withdrawal or full surrender. Our UL products allow policyholders to adjust the timing and amount of premium payments. We credit premiums paid, less certain expenses, to the policyholder’s account and from that account deduct regular expense charges and certain risk charges, known as cost of insurance, which generally increase from year to year as the insured ages. Our UL policies accumulate cash value that we pay to the insured when the policy lapses or is surrendered. Most of our UL policies also include provisions for surrender charges for early termination and partial withdrawals. As of December 31, 2005, 60.1% of our in-force block of universal life insurance was subject to surrender charges. We also sell joint, second-to-die policies that are typically used for estate planning purposes. These policies insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals.

Competition

We face significant competition in all our Protection segment operations. Our competitors include other large and highly rated insurance carriers. Some of these competitors have greater resources than we do, and many of them offer similar products and use similar distribution channels.

Corporate and Other

We also have a Corporate and Other segment, which consists primarily of net realized investment gains (losses) and unallocated corporate income, expenses and income taxes.

Distribution

We distribute our products through an extensive and diversified distribution network that is balanced between independent sales intermediaries, including financial intermediaries and independent producers, and dedicated sales specialists. We believe this access to a variety of distribution channels enables us to respond effectively to changing consumer needs and distribution trends. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these sales intermediaries depends upon factors such as the amount of sales commissions and fees we pay, the strength and breadth of our product offerings, the strength of our brand, our perceived stability and our financial strength ratings, the marketing and services we provide to them and the strength of the relationships we maintain with individuals at those firms. We have strategically positioned our multi-channel distribution network to capture a broad share of the distributor and consumer markets and to accommodate different consumer preferences in how to purchase insurance and financial services products.

Our Retirement Income and Investments and Protection segments both distribute their products through the following channels:

•	financial intermediaries, including banks, securities brokerage firms, and independent broker/dealers;

•	independent producers, including brokerage general agencies (“BGAs”), affluent market producer groups and specialized brokers; and

•	dedicated sales specialists, including affiliated networks of both accountants and personal financial advisers.

The following table sets forth our annualized first-year premiums and deposits for the products in our Retirement Income and Investments and Protection segments, categorized by each of our distribution channels.

(Dollar amounts in millions)	Year ended December 31, 2005				Year ended December 31, 2004
Annualized first-year premiums and deposits(1)	Financial intermediaries	Independent producers	Dedicated sales specialists	Total	Financial intermediaries	Independent producers	Dedicated sales specialists	Total
Retirement Income and Investments	$941.2	$438.2	$51.5	$1,430.9	$932.3	$170.6	$43.9	$1,146.8
Protection	0.1	9.6	2.4	12.1	—	4.4	3.2	7.6

(1)	Annualized first-year premiums and deposits reflect the amount of business we generated during a specified period. We consider annualized first-year premiums and deposits to be a measure of our operating performance because they represent a measure of new sales of insurance policies and additional investments by our customers during a specified period, rather than a measure of our revenues or profitability during that period.

Financial intermediaries

We have selling agreements with various financial intermediaries in the U.S., including banks, securities brokerage firms and independent broker/dealers. We use financial intermediaries to distribute a significant portion of our deferred and income annuities and other investment products. They also distribute a small portion of our variable life insurance policies to their individual clients. We have wholesalers who are our employees and who work to develop sales relationships with new financial intermediaries and to expand sales with existing financial intermediaries. Approximately 10.2% of our variable annuity product sales in 2005 were through one national bank. However, we do not believe that the loss of such business would have a long-term adverse effect on our business and operations due to our competitive position in the marketplace and the availability of business from other distributors.

Independent producers

Brokerage general agencies. We distribute certain products through independent BGAs located throughout the U.S. BGAs market our products, and those of other insurance companies, through a network of independent brokers who sell our products.

Affluent market producer groups. Through strong relationships with several industry-leading affluent market producer groups, we have access to producers who sell our products. These groups target high-net-worth individuals, which we define to include households with at least $1 million of liquid assets. We distribute annuity products through these groups.

Specialized brokers. We distribute certain products through brokers that specialize in a particular insurance or investment product and deliver customized service and support to their clients. We distribute GICs and funding agreements through a group of 38 specialized brokers and investment managers as of December 31, 2005.

Dedicated sales specialists. We have dedicated sales specialists who sell our Medicare supplement insurance product and other products of our affiliated insurers on a select basis.

Marketing

As part of Genworth, we promote and differentiate our products and services through a variety of offerings, technology services, specialized support for our distributors and innovative marketing programs tailored to particular consumer groups.

The RetireReadySM series of variable annuities is the foundation for our Income Distribution Series. Marketing of these products is supported by internal and external wholesalers who help distributors understand each product’s and rider’s features. In addition, we also hold “Income Summits” throughout the country, educating distributors on the need for guaranteed income during one’s retirement years as part of a sound overall financial plan. We believe education of our distributors and potential contractholders is key to our success in marketing these products as they move from accumulation of assets to the “spend-down” or distribution of assets.

Genworth has focused its marketing approach on promoting its brand to key constituencies, including sales intermediaries, employees, investors and consumers. These programs include advertising on television and in trade and business periodicals that are likely to reach those demographic groups. We also seek to build recognition of the Genworth brand and maintain strong relationships with leading distributors by providing a high level of specialized and differentiated distribution support, such as product training, advanced marketing and sales solutions, financial product design for affluent customers and technology solutions that support the distributors’ sales efforts and by pursuing joint business improvement efforts. In addition, Genworth sponsors various advisory councils with independent sales intermediaries and dedicated sales specialists to gather their feedback on industry trends, new product suggestions and ways to enhance their relationships.

Pursuant to a transitional trademark license agreement, GE granted us the right to use the “GE” mark and the “GE” monogram for up to five years following Genworth’s IPO in connection with our products and services. Most of our current products and services, however, are now primarily using the Genworth mark and logo, and we expect to complete our transition to the Genworth brand by the end of 2006.

Risk Management

Overview

Risk management is a critical part of our business and we have adopted rigorous risk management processes in virtually every aspect of our operations, including product development, underwriting, investment management, asset-liability management and technology development projects. The primary objective of these risk management processes is to reduce the variations we experience from our expected results. We have an experienced group of professionals, including actuaries, statisticians and other specialists, dedicated exclusively to our risk management process. We have emphasized our adherence to rigorous risk management techniques and leveraged the benefits into a competitive advantage in marketing and managing our products.

New product introductions

Our risk management process begins with the development and introduction of new products and services. We have established a rigorous product development process that specifies a series of required analyses, reviews and approvals for any new product. For each proposed project, this process includes a review of the market opportunity and competitive landscape for each proposed product, major pricing assumptions and methodologies, return expectations, reinsurance strategies, underwriting criteria and business risks and potential mitigating factors. Before we introduce a new product in the market, we establish a monitoring program with specific performance targets and leading indicators, which we monitor frequently to identify any deviations from expected performance so that we can take prompt corrective action when necessary. Significant product introductions require approval by our senior management team. We use a similarly rigorous process to introduce variations to existing products and to introduce existing products through new distribution channels.

Product performance reviews

We have Risk Committees at the Retirement Income and Investments and Protection segment levels. We also utilize Genworth’s Risk Committee which includes the following executives of Genworth: Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer, Chief Actuary, and the Presidents of our operating segments. This risk committee process requires reviews of major products in all operating segments on a regular cycle, typically twice per year. These reviews include an analysis of the major drivers of profitability, underwriting performance, variations from expected results, regulatory and competitive environment and other factors affecting product performance. In addition, we initiate special reviews when a product’s performance fails to meet any of the indicators we established during that product’s introductory review process. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing or ultimately discontinuing sales of that product. We review our underwriting, pricing and risk selection strategies on a regular basis to ensure that our products remain progressive, competitive and consistent with our marketing and profitability objectives. We are also subject to periodic external audits by our reinsurers, which provide us with valuable insights into other innovative risk management practices.

Asset-liability management

We maintain segmented investment portfolios for the majority of our product lines. This enables us to perform an ongoing analysis of the interest rate risks associated with each major product line, in addition to the interest rate risk for our overall enterprise. We analyze the behavior of our liability cash flows across a wide variety of future interest rate scenarios, reflecting policy features and expected policyholder behavior. We also analyze the behavior of our asset portfolios across the same scenarios. We believe this analysis shows the sensitivity of both our assets and liabilities to large and small changes in interest rates and enables us to manage our assets and liabilities more effectively.

Portfolio diversification

We use limits to ensure a spread of risk in our business. We have strict limitations on credit risk to avoid concentration in our investment portfolio. Our product portfolios have considerable diversification due to the variety of products we have sold over a number of years. We also manage unique product exposures in our business.

Actuarial databases and information systems

Our extensive actuarial databases and innovative information systems technology are important tools in our risk management programs. We also have substantial experience in offering individual life insurance products, and we have developed a large database of claims experience, particularly in preferred risk classes, which provides significant predictive experience for mortality.

Compliance

Legal and regulatory compliance are critical parts of our business. Throughout our Company, we instill a strong commitment to integrity and ethics in business dealings and compliance with applicable laws and regulations. We have professionals dedicated to legal and regulatory compliance matters.

Operations and Technology

Service and support

We benefit from Genworth’s dedicated team of service and support personnel including the operations through an arrangement with an outsourcing provider in India who assist our sales intermediaries and customers with their service needs. We use advanced and, in some cases, proprietary, patent-pending technology to provide product design and underwriting, and we operate service centers that leverage technology, integrated processes, and process management techniques.

In our Retirement Income and Investments and Protection segments, we interact directly and cost-effectively with our independent sales intermediaries and dedicated sales specialists through secure websites that have enabled them to transact business with us electronically, obtain information about our products, submit applications, check application and account status and view commission information. We also provide our independent sales intermediaries and dedicated sales specialists with account information to disseminate to their customers through the use of industry-standard communications.

Operating centers

We have centralized our operations and have established scalable, low-cost operating centers in Virginia. In addition, through an arrangement with an outsourcing provider, we have a substantial team of professionals in India who provide a variety of services to us, including customer service, transaction processing, and functional support including finance, investment research, actuarial, risk and marketing resources to our insurance operations.

Technology capabilities and process improvement

We rely on Genworth’s proprietary processes for project approval, execution, risk management and benefit verification as part of our approach to technology investment. Genworth has been issued 14 patents and has filed more than 70 pending patent applications. Genworth’s technology team is experienced in large-scale project delivery, including many insurance administration system consolidations and the development of Internet-based servicing capabilities. Genworth continually manages technology costs by standardizing its technology infrastructure, consolidating application systems, reducing servers and storage devices and managing project execution risks.

Reserves

We calculate and maintain reserves for estimated future benefit payments to our policyholders and contractholders in accordance with U.S. GAAP. We release these reserves as those future obligations are extinguished. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with complete precision the ultimate amounts we will pay for actual future benefits or the timing of those payments.

Retirement Income and Investments

For our investment contracts, including annuities, GICs and funding agreements, contractholder liabilities are equal to the accumulated contract account values, which generally consist of an accumulation of deposit payments, less withdrawals, plus investment earnings and interest credited to the account, less expense, mortality, and profit charges, if applicable. We also maintain a separate reserve for any expected future payments in excess of the account value due to the potential death of the contractholder. For variable life insurance policies, policyholder liabilities are generally based on policyholder account values, to include premiums collected, interest credited, deduction of policy charges and market performance.

Protection

We establish reserves for life insurance policies based upon generally recognized actuarial methods. We use mortality tables in general use in the U.S., modified where appropriate, to reflect relevant historical experience and our underwriting practices. Persistency, expense and interest rate assumptions are based upon relevant experience and expectations for future development. We establish reserves at amounts which, including the receipt of assumed additional premiums and interest assumed to be earned on the assets underlying the reserves, we expect to be sufficient to satisfy our policy obligations.

The liability for policy benefits for universal life insurance policies and interest-sensitive whole life policies is equal to the account balance that accrues to the benefit of policyholders, including credited interest, plus any amount needed to provide for additional benefits. We also reflect in the reserves amounts that we have deducted from the policyholder’s balance to compensate us for services to be performed in future periods.

Our reserves for unpaid health insurance claims are estimates of the ultimate net cost of both reported and unreported losses not yet settled. Our liability is based upon an evaluation of historical claim run-out patterns and includes a provision for adverse claim development. Reserves for incurred but not reported claims in our health insurance business are based upon historic incidence rates.

Reinsurance

We follow the industry practice of reinsuring portions of our insurance risks with reinsurance companies. We use reinsurance both to diversify our risks and to manage loss exposures and capital effectively. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain, and also to write a larger volume of new business.

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. The principal reinsurers to which we cede risks have A.M. Best financial strength ratings ranging from “A+” to “A-.” Historically, we have not had significant concentrations of reinsurance risk with any one reinsurer. However, prior to the completion of the Genworth IPO, we entered into reinsurance transactions with UFLIC, which resulted in a significant concentration of reinsurance risk with UFLIC whose obligations to us are secured by trust accounts as described in Note 5 in our financial statements under “Item 8—Financial Statements and Supplementary Data.”

On November 30, 2005, we entered into a reinsurance agreement with First Colony Life Insurance Company, an affiliate, to cede liabilities arising from the funding agreements issued as part of our FA-BN program as described in Note 5 in our financial statements under “Item 8—Financial Statements and Supplementary Data.”

The following table sets forth our exposure to our top five reinsurers, along with the reinsurance recoverable as of December 31, 2005, and the A.M. Best ratings of those reinsurers as of that date:

(Dollar amounts in millions)	Reinsurance recoverable	A.M. Best rating
UFLIC (1)	$2,141.1	A	-
Genworth Life Insurance Company	98.7	A	+
Max Re Ltd	40.7	A	-
Swiss Re Life & Health America Inc.	7.2	A	+
American United Life Insurance Company	5.4	A

(1)	See note 5 to the financial statements included in Item 8 of our Annual Report.

Financial Strength Ratings

Ratings with respect to financial strength are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in us and our ability to market our products. Rating organizations review the financial performance and condition of most insurers and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders or contractholders, but these ratings are not designed to be, and do not serve as, measures of protection or valuation offered to our policyholders or contractholders. Short-term financial strength ratings are an assessment of the credit quality of an issuer with respect to instruments considered short-term in the relevant market, typically one year or less.

We are rated by A.M. Best, S&P, Moody’s and Fitch as follows:

	A.M. Best rating	S&P rating	Moody’s rating	Fitch rating
Long-term rating	A+ (Superior)	AA- (Very Strong)	Aa3 (Excellent)	AA- (Very Strong)
Short-term rating	Not rated	A-1+	P-1	Not rated

A.M. Best states that its “A+” (Superior) rating is assigned to those companies that have, in its opinion, a superior ability to meet their ongoing obligations to policyholders. The “A+” (Superior) rating is the second-highest of fifteen ratings assigned by A.M. Best, which range from “A++” to “S”.

S&P states that an insurer rated “AA” (Very Strong) has very strong financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. The “AA” range is the second-highest of the four ratings ranges that meet these criteria, and also is the second-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. Accordingly, the “AA-” rating is the fourth-highest of S&P’s 20 ratings categories. The short-term rating “A-1” is the highest rating and shows the capacity to meet financial commitments is strong. Within this category, the designation of a plus sign (+) indicates capacity to meet its financial commitments is extremely strong.

Moody’s states that insurance companies rated “Aa” (Excellent) offer excellent financial security. Moody’s states that companies in this group constitute what are generally known as high-grade companies. The “Aa” range is the second-highest of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. Accordingly, the “Aa3” rating is the fourth-highest of Moody’s 21 ratings categories. The short-term rating “P1” is the highest rating and shows superior ability for repayment of short-term debt obligations.

Fitch states that “AA” (Very Strong) rated insurance companies are viewed as possessing very strong capacity to meet policyholder and contract obligations. Risk factors are modest, and the impact of any adverse business and economic factors is expected to be very small. The “AA” rating category is the second-highest of eight financial strength rating categories, which range from “AAA” to “D.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “AA-” rating is the fourth-highest of Fitch’s 24 ratings categories.

A.M. Best, S&P, Moody’s and Fitch review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our Company on a solicited or an unsolicited basis.

Investments

Overview

As of December 31, 2005, we had total cash, cash equivalents and invested assets of $7,234.9 million. As of December 31, 2005, we also had an additional $8,777.3 million held in our separate accounts, for which we do not bear investment risk. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturities, including government, municipal and corporate bonds, mortgage-backed and other asset-backed securities and mortgage loans on commercial real estate. We also invest in other investments, including a small position in limited partnership and equity securities. In all cases, our investments are required to comply with restrictions imposed by applicable laws and insurance regulatory authorities.

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed-maturities, available-for-sale
Public	$3,627.8	50.1%	$4,706.7	53.0%
Private	1,649.5	22.8	2,294.5	25.8
Commercial mortgage loans	1,042.1	14.4	1,207.7	13.6
Other investments	389.9	5.4	466.5	5.3
Policy loans	158.3	2.2	148.4	1.7
Equity securities, available for sale	23.3	0.3	26.8	0.3
Cash and cash equivalents	344.0	4.8	26.4	0.3

Total cash, cash equivalents and invested assets	$7,234.9	100.0%	$8,877.0	100.0%

Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholder by investing in a diversified high-quality portfolio, income producing securities and other assets. Our investment strategy seeks to optimize investment income without relying on realized investment gains. Our investment strategy focuses primarily on:

•	minimizing interest rate risk through management of asset durations relative to policyholder and contractholder obligations;

•	selecting assets based on fundamental, research-driven strategies;

•	emphasizing fixed-interest, low-volatility assets;

•	maintaining sufficient liquidity to meet unexpected financial obligations;

•	regularly evaluating our asset class mix and pursuing additional investment classes; and

•	continuously monitoring asset quality.

We are exposed to two primary sources of investment risk:

•	credit risk, relating to the uncertainty associated with the continued ability of a given issuer to make timely payments of principal and interest; and

•	interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates.

We manage credit risk by analyzing issuers, transaction structures and any associated collateral. We use sophisticated analytic techniques to monitor credit risk. For example, we continually measure the probability of credit default and estimated loss in the event of such a default, which may provide us with early notification of worsening credits. We also manage credit risk through industry and issuer diversification and asset allocation practices. For commercial mortgage loans, we manage credit risk through geographic, property type and product type diversification and asset allocation. We routinely review different issuers and sectors and conduct more formal quarterly portfolio reviews with our Investment Committee.

We mitigate interest rate risk through rigorous management of the relationship between the duration of our assets and the duration of our liabilities, seeking to minimize risk of loss in both rising and falling interest rate environments. For further information on our management of interest rate risk, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Fixed maturities

Fixed maturities, which are classified as available-for-sale, including tax-exempt bonds, consist principally of publicly traded and privately placed debt securities, and represented 72.9% and 78.9% of total cash and invested assets as of December 31, 2005 and 2004, respectively.

We invest in privately placed fixed maturities to increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide us with protective covenants, call protection features and, where applicable, a higher level of collateral. However, our private placements are not freely transferable because of restrictions imposed by federal and state securities laws, the terms of the securities, and illiquid trading markets.

The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates bond investments of U.S. insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC designations”. The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC designations 1 and 2 include bonds considered investment grade (rated “Baa3” or higher by Moody’s, or rated “BBB-” or higher by S&P) by such rating organizations. NAIC designations 3 through 6 include bonds considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P).

The following tables present our public, private and aggregate fixed maturities by NAIC and/or equivalent ratings of the Nationally Recognized Statistical Rating Organizations, as well as the percentage, based upon estimated fair value, that each designation comprises. Our non-U.S. fixed maturities generally are not rated by the NAIC and are shown based upon their equivalent rating of the Nationally Recognized Statistical Rating Organizations. Similarly, certain privately placed fixed maturities that are not rated by the Nationally Recognized Statistical Rating Organizations are shown based upon their NAIC designation. Certain securities, primarily non-U.S. securities, are not rated by the NAIC or the Nationally Recognized Statistical Rating Organizations and are so designated.

		December 31,
Public fixed maturities		2005			2004
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Dollar amounts in millions)
1	Aaa/Aa/A	$2,292.3	$2,292.6	63.2%	$3,008.1	$3,046.6	64.7%
2	Baa	1,003.2	1,020.5	28.1	1,210.5	1,258.8	26.7
3	Ba	235.8	241.2	6.6	287.9	305.2	6.5
4	B	62.6	63.8	1.8	78.6	77.8	1.7
5	Caa and lower	6.2	6.0	0.2	16.3	13.5	0.3
6	In or near default	3.2	3.7	0.1	4.1	4.8	0.1
	Not rated	—	—	—	—	—	—

	Total public fixed maturities	$3,603.3	$3,627.8	100.0%	$4,605.5	$4,706.7	100.0%

		December 31,
Private fixed maturities		2005			2004
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Dollar amounts in millions)
1	Aaa/Aa/A	$1,013.3	$1,005.3	61.0%	$973.9	$978.4	42.6%
2	Baa	568.7	578.4	35.1	1,068.5	1,102.9	48.1
3	Ba	53.6	55.0	3.3	120.3	125.7	5.5
4	B	7.1	6.9	0.4	57.0	57.7	2.5
5	Caa and lower	3.3	3.5	0.2	14.4	13.4	0.6
6	In or near default	0.4	0.4	—	3.0	3.0	0.1
	Not rated	—	—	—	13.2	13.4	0.6

	Total private fixed maturities	$1,646.4	$1,649.5	100.0%	$2,250.3	$2,294.5	100.0%

		December 31,
Total fixed maturities		2005			2004
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Dollar amounts in millions)
1	Aaa/Aa/A	$3,305.6	$3,297.9	62.5%	$3,982.0	$4,025.0	57.5%
2	Baa	1,571.9	1,598.9	30.3	2,279.0	2,361.7	33.7
3	Ba	289.4	296.2	5.6	408.2	430.9	6.2
4	B	69.7	70.7	1.3	135.6	135.5	1.9
5	Caa and lower	9.5	9.5	0.2	30.7	26.9	0.4
6	In or near default	3.6	4.1	0.1	7.1	7.8	0.1
	Not rated	—	—	—	13.2	13.4	0.2

	Total fixed maturities	$5,249.7	$5,277.3	100.0%	$6,855.8	$7,001.2	100.0%

Based upon estimated fair value, public fixed maturities represented 68.7% and 67.2% of total fixed maturities as of December 31, 2005 and 2004, respectively. Private fixed maturities represented 31.3% and 32.8% of total fixed maturities as of December 31, 2005 and 2004, respectively.

We diversify our fixed maturities by security sector. The following table sets forth the estimated fair value of our fixed maturities by sector as well as the percentage of the total fixed maturities holdings that each security sector comprised as of the dates indicated:

	December 31,
	2005		2004
(Dollar amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
U.S. government and agencies	$70.2	1.3%	$52.4	0.7%
State and municipal	—	—	0.7	—
Government-non U.S.	111.4	2.1	105.4	1.5
U.S. corporate	2,817.0	53.4	4,040.6	57.7
Corporate-non-U.S.	460.2	8.7	802.8	11.5
Mortgage-backed	992.0	18.8	1,319.7	18.9
Asset-backed	826.5	15.7	679.6	9.7

Total fixed maturities	$5,277.3	100.0%	$7,001.2	100.0%

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established by Lehman Brothers, as well as the percentage of the total corporate bond holdings that each industry comprised as of the dates indicated:

	December 31,
	2005		2004
(Dollar amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Finance and insurance	$1,001.4	30.6%	$1,712.6	35.4%
Utilities and energy	567.7	17.3	834.5	17.2
Consumer—non cyclical	434.7	13.3	587.1	12.1
Capital goods	254.3	7.8	367.7	7.6
Consumer—cyclical	314.4	9.6	363.6	7.5
Industrial	196.1	6.0	288.7	6.0
Technology and communications	165.0	5.0	222.7	4.6
Transportation	112.7	3.4	92.1	1.9
Other	230.9	7.0	374.4	7.7

Total	$3,277.2	100.0%	$4,843.4	100.0%

We diversify our corporate bond holdings by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of December 31, 2005, our combined corporate bond holdings in the ten issuers to which we had the greatest exposure was $438.4 million which was approximately 6.1% of our total cash and invested assets as of December 31, 2005. The exposure to the largest single issuer of corporate bonds held as of December 31, 2005 was $63.2 million, which was less than 1.0% of our total cash and invested assets as of such date.

Commercial mortgage loans

Our commercial mortgage loans are collateralized by commercial properties, including multifamily residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

We diversify our commercial mortgage loans by both property type and geographic region. The following table sets forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	December 31,
Property Type	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Office	$346.8	33.3%	$356.1	29.5%
Industrial	353.7	33.9	386.2	32.0
Retail	233.5	22.4	335.9	27.8
Apartments	91.5	8.8	105.6	8.7
Mixed use/other	16.6	1.6	23.9	2.0

Total	$1,042.1	100.0%	$1,207.7	100.0%

	December 31,
Geographic Region	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Pacific	$299.4	28.7%	$332.8	27.6%
South Atlantic	190.1	18.2	255.3	21.1
Middle Atlantic	115.5	11.1	129.3	10.7
East North Central	204.0	19.6	215.1	17.8
Mountain	97.8	9.4	101.4	8.4
West South Central	38.6	3.7	65.8	5.4
West North Central	48.1	4.6	52.0	4.3
East South Central	17.3	1.7	15.4	1.3
New England	31.3	3.0	40.6	3.4

Total	$1,042.1	100.0%	$1,207.7	100.0%

The following table sets forth the distribution of our commercial mortgage loans by loan size as of the dates indicated:

	December 31,
	2005			2004
(Dollar amounts in millions)	Number of loans	Principal balance	% of total	Number of loans	Principal balance	% of total
Under $5 million	276	$562.1	53.8%	287	$585.8	48.1%
$5 million but less than $10 million	31	198.2	18.9	40	268.8	22.1
$10 million but less than $20 million	11	164.6	15.7	11	157.6	13.0
$20 million but less than $30 million	2	43.4	4.2	2	45.1	3.7
More than $30 million	2	77.1	7.4	4	159.4	13.1

Total	322	$1,045.4	100.0%	344	$1,216.7	100.0%

The following table sets forth the scheduled maturities for our commercial mortgage loans as of the date indicated:

	December 31, 2005
(Dollar amounts in millions)	Carrying value	% of total
Due in 1 year or less	$8.1	0.8%
Due after 1 year through 2 years	36.8	3.5
Due after 2 year through 3 years	8.9	0.9
Due after 3 year through 4 years	12.9	1.2
Due after 4 year through 5 years	47.3	4.5
Due after 5 years	928.1	89.1%

Total	$1,042.1	100.0%

We monitor our commercial mortgage loans on a continual basis. These reviews include an analysis of the property, its financial statements, the relevant market and tenant creditworthiness. Through this monitoring process, we review loans that are restructured, delinquent or under foreclosure and identify those that management considers to be potentially delinquent.

The following table sets forth the changes in allowance for losses on mortgage loans as of the dates indicated:

	As of or for the years ended December 31,
(Dollar amounts in millions)	2005	2004
Balance, beginning of period	$10.4	$10.4
Provision charged (released) to operations	(4.6)	1.0
Transfers	—	(0.6)
Amounts written off, net of recoveries	(1.5)	(0.4)

Balance, end of period	$4.3	$10.4

During 2005, we adjusted our process for estimating credit losses in our commercial mortgage loan portfolio. As a result of this adjustment, we released $4.6 million of commercial mortgage loan reserves to net investment income in the fourth quarter of 2005.

Equity securities

Our equity securities, which are classified as available-for-sale, primarily consist of mutual funds and retained interests in our securitization transactions. We had equity securities of $23.3 million and $26.8 million as of December 31, 2005 and 2004, respectively.

Other investments

The following table sets forth the carrying values of our other investments as of the dates indicated:

	December 31,
	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Restricted other invested assets	$332.0	85.2%	$—	—%
Securities lending	—	—	406.9	87.2
Limited partnerships	48.6	12.4	53.0	11.4
Other investments	9.3	2.4	6.6	1.4

Total	$389.9	100.0%	$466.5	100.0%

On August 19, 2005, we transferred approximately $344.6 million of investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes (the “Secured Notes”) to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. However, we are entitled to principal and interest payments made on the Secured Notes we hold. Under U.S. GAAP, the transaction is accounted for as a secured borrowing. Accordingly, the Secured Notes are included within our consolidated financial statements as available-for-sale fixed maturities and the liability equal to the proceeds received upon transfer has been included in Other Liabilities. Additionally, the investment securities transferred are included in Other Invested Assets and are shown as restricted assets.

We participated in a securities lending program whereby blocks of securities included in our portfolio were loaned primarily to major brokerage firms. We require a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. As of December 31, 2005, we are not participating in the securities lending program.

The limited partnerships primarily represent interests in pooled investment funds that make private equity investments in U.S. and non-U.S. companies. Other investments are primarily swaps, options and strategic equity investments.

Regulation

Our businesses are subject to extensive regulation and supervision.

General

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws regulate most aspects of our business, and we are regulated by the insurance department of the state in which we are domiciled and states where we are licensed to transact business. We and our insurance products also are affected by U.S. federal, state and local tax laws. Insurance products that constitute “securities,” such as variable annuities and variable life insurance policies, also are subject to U.S. federal and state securities laws and regulations. The SEC, the National Association of Securities Dealers (“NASD”), as well as the insurance departments of the states in which we are licensed, regulate and supervise these products.

The purpose of the laws and regulations affecting our insurance and securities businesses is primarily to protect our customers. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

In addition, insurance and securities regulatory authorities (including state law enforcement agencies and attorneys general) increasingly make inquiries regarding compliance by us with insurance, securities and other laws and regulations regarding the conduct of our insurance business and insurance products which are also regulated as securities products. We cooperate with such inquiries and take corrective action when warranted.

Some of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products.

Insurance Regulation

We are licensed and regulated in all jurisdictions in which we conduct insurance business. The extent of this regulation varies, but most jurisdictions have laws and regulations governing the financial condition of insurers, including standards of solvency, types and concentration of investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain lines of insurance.

The types of insurance laws and regulations applicable to us are described below.

Insurance holding company regulation

All jurisdictions in which we conduct insurance business have enacted legislation that requires each insurance company in a holding company system, except captive insurance companies, to register with the insurance regulatory authority of its jurisdiction of domicile and to furnish that regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within that system. These laws and regulations also regulate transactions between insurance companies and their parents and affiliates. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer’s statutory surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. Statutory surplus is the excess of admitted assets over the sum of statutory liabilities and capital. For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and non-disapproval or approval by, the insurance regulatory authority of the insurer’s jurisdiction of domicile.

Policy forms

Our policy forms are subject to regulation in every jurisdiction in which we are licensed to transact insurance business. In most jurisdictions, policy forms must be filed prior to, or concurrent with, their use. In some jurisdictions, forms may also need to be approved or declared effective by the appropriate regulator prior to use.

Market conduct regulation

The laws and regulations of jurisdictions include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices, complaint handling and claims handling. Regulatory authorities generally enforce these provisions through periodic market conduct examinations.

Statutory examinations

As part of their regulatory oversight process, insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers which conduct business in their jurisdictions. These examinations generally are conducted in cooperation with the insurance departments of two or three other states or jurisdictions, representing each of the NAIC zones, under guidelines promulgated by the NAIC. In the three-year period ended December 31, 2005, we have not received any material adverse findings resulting from any insurance department examinations.

Guaranty associations and similar arrangements

Most of the jurisdictions in which we are licensed to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies of insurers who become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular jurisdiction on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets. Aggregate assessments levied against us were not material to our financial statements.

Policy and contract reserve sufficiency analysis

Under the laws and regulations of the Commonwealth of Virginia, we are required to conduct annual analyses of the sufficiency of our life and health insurance and annuity statutory reserves. In addition, other jurisdictions in which we are licensed may have certain reserve requirements that differ from those of our domiciliary jurisdiction. In each case, a qualified actuary must submit an opinion that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. We submit these opinions annually to applicable insurance regulatory authorities.

Surplus and capital requirements

Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our Company, to limit or prohibit the ability of an insurer to issue new policies if, in the regulators’ judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Insurance regulators may also limit the ability of an insurer to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year. We do not believe that the current or anticipated levels of our statutory surplus present a material risk that any such regulator would limit the amount of new policies that we may issue.

Risk-based capital

The NAIC has established risk-based capital standards for our Company as well as a model act with the intention that these standards be applied at the state level. The model act provides that life insurance companies must submit an annual risk-based capital report to state regulators reporting their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

If an insurer’s risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2005, our risk-based capital exceeded the level of risk-based capital that would require us to take or become subject to any corrective action.

Statutory accounting principles

Statutory accounting principles (“SAP”) is a basis of accounting developed by insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various jurisdictions in which we conduct business. These accounting principles and related regulations determine, among other things, the amounts we may pay as dividends.

U.S. GAAP is designed to measure a business on a going-concern basis. It gives consideration to matching of revenue and expenses and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under U.S. GAAP is based in part upon best estimate assumptions made by the insurer. Stockholders’ equity represents both amounts currently available and amounts expected to emerge over the life of the business. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are materially different from those reflected in financial statements prepared under SAP.

Regulation of investments

We are subject to laws and regulations that require diversification of our investment portfolio and limit the amount of our investments in certain asset categories, such as below investment grade fixed maturities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe our investments comply with these laws and regulations.

Federal regulation

Our variable life insurance and variable annuity products generally are “securities” within the meaning of federal securities laws and regulations. As a result, most of our variable annuity products and all of our variable life insurance products are registered under the Securities Act of 1933 and are subject to regulation by the SEC. These products are sold by broker/dealers of member firms of the NASD, and the NASD, along with the SEC, regulates the sales and marketing activities with respect to these products. Federal and state securities regulation similar to that discussed below under “Other Laws and Regulations—Securities regulation” affect investment advice and sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several other areas, including taxation, financial services regulation and pension and welfare benefits regulation, can also significantly affect the insurance industry.

Federal initiatives

Although the federal government generally does not directly regulate the insurance business, federal initiatives often and increasingly have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles, and proposals to modify or make permanent the estate tax repeal enacted in 2001. In addition, various forms of direct federal regulation of insurance have been proposed in recent years. We cannot predict whether any such proposals will be adopted, or what impact, if any, such proposals or, if adopted, such laws may have on our business, financial condition or results of operation.

Changes in tax laws

Changes in tax laws could make some of our products less attractive to consumers. For example, the gradual repeal of the federal estate tax, begun in 2001, is continuing to be phased in through 2010. The repeal and continuing uncertainty created by the repeal of the federal estate tax has resulted in reduced sales, and could continue to adversely affect sales and surrenders, of some of our estate planning products, including survivorship/second-to-die life insurance policies. In May 2003, the Jobs and Growth Tax Relief Reconciliation Act of 2003 was signed into law to lower the federal income tax rate on capital gains and certain ordinary dividends. This reduction may provide an incentive for certain of our customers and potential customers to shift assets into mutual funds and away from our products, including annuities, that are designed to defer taxes payable on investment returns. On the other hand, individual income tax rates are scheduled to revert to previous levels in 2010, and that could have a positive influence on the interest of investors in our products. Similarly, the 2008 expiration of favorable income tax rates for dividend income could increase interest in our products.

Other Laws and Regulations

Securities regulation

Certain of our policies and contracts offered are subject to various levels of regulation under the federal securities laws regulated by the SEC. Some of our variable annuity contracts and all of our variable life insurance policy separate accounts are registered under the Investment Company Act of 1940. Some of our variable annuity contracts and all of our variable life insurance policies are registered under the Securities Act of 1933.

These laws and regulations are primarily intended to protect investors in the securities markets and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. In such event, the possible sanctions that may be imposed include suspension of individual employees, limitations on the activities in which an investment adviser or broker/dealer may engage, suspension or revocation of an investment adviser or broker/dealer registration, censure or fines. We may also be subject to similar laws and regulations in the states in which we offer the products described above or conduct other securities-related activities.

We also serve as the depositor for variable annuity contracts and other debt securities that rely on certain exemptions from registration under the Investment Company Act of 1940 and the Securities Act of 1933. Nevertheless, certain provisions of the Investment Company Act of 1940 and the Securities Act of 1933 may apply to these products issued under certain circumstances.

The Investment Company Act of 1940, the Securities Exchange Act of 1934 and the Securities Act of 1933, including the rules and regulations promulgated thereunder, are subject to change, which may affect us and any products we issue.

Environmental considerations

As an owner and operator of real property, we are subject to extensive U.S. federal and state environmental laws and regulations. Potential environmental liabilities and costs in connection with any required remediation of such properties also is an inherent risk in property ownership and operation. In addition, we hold equity interests in companies and have made loans secured by properties that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based upon information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, financial condition or results of operations.

ERISA considerations

We provide certain products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and the requirement under ERISA and the Internal Revenue Code that fiduciaries may not cause a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the IRS and the Pension Benefit Guaranty Corporation.

USA Patriot Act

The USA Patriot Act of 2001 (“the Patriot Act”) enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker/dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the Patriot Act. Certain additional requirements will be applicable under the Patriot Act in May of 2006, and we will comply with those new provisions as they become applicable.

Privacy of consumer information

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information and the electronic transmission of such information. Congress and state legislatures are expected to consider additional legislation relating to privacy and other aspects of consumer information.

Item 1A. Risk Factors

Risks Relating to Our Businesses

Interest rate fluctuations could adversely affect our business and profitability.

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates will reduce our “spread,” or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay policyholders and contractholders. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some of them have guaranteed minimum crediting rates, declines in interest rates may adversely affect the profitability of those products.

During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising market interest rates may cause increased policy surrenders, withdrawals from annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities also may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Declining interest rates from 2003 to 2004 contributed to a decrease in our weighted average investment yield from 4.6% for the year ended December 31, 2003 to 4.5% for the year ended December 31, 2004. Our weighted average investment yield increased to 5.3% for the year ended December 31, 2005.

Downturns and volatility in equity markets could adversely affect our business and profitability.

Significant downturns and volatility in equity markets could have an adverse effect on our financial condition and results of operations in two principal ways. First, market downturns and volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products.

Second, downturns and volatility in equity markets can have an adverse effect on the revenues and returns from our separate accounts. Because these products and services depend on fees related primarily to the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. In addition, some of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum income payments tied to the investment performance of the assets held within the variable annuity. A significant market decline could result in declines in account values which could increase our payments under guaranteed minimum death benefits and certain income payments in connection with variable annuities, which could have an adverse effect on our financial condition and results of operations.

Defaults in our fixed-income securities and commercial mortgage loan portfolio may reduce our earnings.

Issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments. An economic downturn or a variety of other factors could cause declines in the value of our fixed maturities portfolio and cause our net earnings to decline.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our financial condition and results of operations.

Financial strength ratings, which various ratings organizations publish as measures of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position. We currently have financial strength ratings of “AA-” (Very Strong) from S&P and Fitch and “Aa3” (Excellent) from Moody’s. The “AA-” rating is the fourth-highest of S&P’s 20 ratings categories. The “Aa3” rating is the fourth-highest of Moody’s 21 ratings categories. The “AA-” rating is the fourth-highest of Fitch’s 24 ratings categories.

A downgrade in our financial strength ratings, or the announced potential for a downgrade, could have a significant adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	adversely affecting our relationships with independent sales intermediaries and our dedicated sales specialists;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive; and

•	adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

In addition to our financial strength ratings, ratings agencies also publish our credit ratings. The credit ratings have an impact on the interest rates we pay on the money we borrow. Therefore, a downgrade in our credit ratings could increase our cost of borrowing and have an adverse effect on our financial condition and results of operations.

Our ratings are not evaluations directed to the protection of policyholders and contractholders.

Our ratings described under “—Financial Strength Ratings” reflect each rating agency’s current opinion of our financial strength, operating performance and ability to meet obligations to policyholders and contractholders. These factors are of concern to policyholders, contractholders, agents, sales intermediaries and lenders. In addition, the standards used by rating agencies in determining financial strength are different from capital requirements set by state insurance regulators. We may need to take actions in response to changing standards set by any of the rating agencies, as well as statutory capital requirements, which could cause our business and operations to suffer.

If our reserves for future policy claims are inadequate, we may be required to increase our reserve liabilities, which could adversely affect our results of operations and financial condition.

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP. We release these reserves as those future obligations are extinguished. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments.

We continually monitor our reserves. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claims payments, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which could adversely affect our results of operations and financial condition.

Some of our investments are relatively illiquid.

Our investments in privately placed fixed maturities, commercial mortgage loans, policy loans, limited partnership interests and restricted other invested assets are relatively illiquid. These asset classes represented 44.7% of the carrying value of our total cash and invested assets as of December 31, 2005. If we require significant amounts of cash on short notice in excess of our normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. If an unexpected number of contractholders exercise their right to early termination and we are unable to access other liquidity sources, we may have to liquidate assets quickly. Our inability to quickly dispose of illiquid investments could have an adverse effect on our financial condition and results of operations.

Intense competition could negatively affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service.

Many other companies actively compete for sales in our Retirement Income and Investments and Protection markets, including other major insurers, banks, other financial institutions, mutual fund and money asset management firms and specialty providers.

In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Many competitors offer similar products and use similar distribution channels. The substantial expansion of banks’ and insurance companies’ distribution capacities and expansion of product features in recent years have intensified pressure on margins and production levels and have increased the level of competition in many of our business lines. In addition, in recent years, banks, insurance companies and other financial services companies, many of which offer products similar to ours and use similar distribution channels, have consolidated. Further consolidation among banks, insurance companies and other financial services companies could have an adverse effect on our financial condition and results of operations if the surviving entity requires more favorable terms than we had previously been offering to one or more of the combined companies or if it elects not to continue to do business with us following the consolidation.

We may be unable to attract and retain independent sales intermediaries and dedicated sales specialists.

We distribute our products through financial intermediaries, independent producers and dedicated sales specialists. We compete with other financial institutions to attract and retain commercial relationships in each of these channels, and our success in competing for sales through these sales intermediaries depends upon factors such as the amount of sales commissions and fees we pay, the variety of our product offerings, the strength of our brand, our perceived stability and our financial strength ratings, the marketing and services we provide to them and the strength of the relationships we maintain with individuals at those firms. From time to time, due to competitive forces, we have experienced unusually high attrition in particular sales channels for specific products. An inability to recruit productive independent sales intermediaries and dedicated sales specialists, or our inability to retain strong relationships with the individual agents at our independent sales intermediaries, could have an adverse effect on our financial condition and results of operations.

If the counterparties to our reinsurance arrangements or to the derivative instruments we use to hedge our business risks default or fail to perform, we may be exposed to risks we had sought to mitigate, which could adversely affect our financial condition and results of operations.

We use reinsurance and derivative instruments to mitigate our risks in various circumstances. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us.

Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay the reinsurance recoverable owed to us now or in the future or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have an adverse effect on our financial condition and results of operations.

Prior to the completion of Genworth’s IPO, we ceded to UFLIC effective as of January 1, 2004, policy obligations under our structured settlement contracts, which had reserves of $0.3 billion, and our variable annuity contracts which had general account reserves of $2.5 billion and separate account reserves of $7.6 billion, in each case as of December 31, 2003. These contracts represent substantially all of our contracts, excluding the Retirement Answer product that was not reinsured, that were in force as of December 31, 2003 for these products. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, has agreed to maintain UFLIC’s risk-based capital above a specified minimum level. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, our financial condition and results of operations could be materially adversely affected.

In addition, we may use derivative instruments to hedge various business risks. We may enter into a variety of derivative instruments, including options, forwards, interest rate and currency swaps and options to enter into interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. Such failure could have an adverse effect on our financial condition and results of operations.

We are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

As an insurance company, we are subject to a wide variety of laws and regulations. State insurance laws regulate most aspects of our insurance business, and we are regulated by the insurance department of the state in which we are domiciled and the states in which we are licensed.

State laws grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies; and

•	regulating the types, amounts and valuation of investments.

State insurance regulators and the NAIC regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, are often made for the benefit of the consumer at the expense of the insurer and thus could have an adverse effect on our financial condition and results of operations.

In December 2004, the NAIC approved amendments to the NAIC’s model Producer Licensing Act. The amendments contain new disclosure requirements for producers regarding compensation arrangements. The NAIC amendments would require producers to disclose to customers, in certain circumstances, information concerning compensation arrangements. Certain states have adopted these or similar amendments, and legislation or regulation adopting such amendments has been proposed in other states. The NAIC also directed its Executive Task Force on Broker Activities to give further consideration to the development of additional requirements for recognition of a fiduciary responsibility on the part of producers, disclosure of all quotes received by a broker and disclosures relating to reinsurance arrangements between insurers and reinsurance companies affiliated with a producer. We cannot predict the effect that the NAIC’s recent compensation disclosure amendments or anticipated future activities in this area, at the NAIC or state level, will have on influencing future legal actions, changes to business practices or regulatory requirements applicable to us.

Currently, the U.S. federal government does not regulate directly the business of insurance. However, federal legislation and administrative policies in several areas can significantly and adversely affect insurance companies. These areas include financial services regulation, securities regulation, pension regulation, privacy, tort reform legislation and taxation. In addition, various forms of direct federal regulation of insurance have been proposed. These proposals include “The State Modernization and Regulatory Transparency Act,” which would maintain state-based regulation of insurance but would affect state regulation of certain aspects of the business of insurance including rates, agent and company licensing, and market conduct examinations. We cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if enacted, such laws may have on our business, financial condition or results of operation.

Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their ability to purchase or to distribute our products. Accordingly, these changes could have an adverse effect on our financial condition and results of operation.

Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may increase materially our direct and indirect compliance and other expenses of doing business, thus having an adverse effect on our financial condition and results of operations.

Legal and regulatory investigations and actions are increasingly common in the insurance business and may result in financial losses and harm our reputation.

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. We are or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers and breaching fiduciary or other duties to customers. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual relationships. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state, federal and international regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, we received a subpoena from the Northeast Regional Office of the SEC, requiring the production of documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. We responded to the SEC’s subpoena in June and July 2005. In June 2005, GE received a subpoena from the United States Attorney’s Office for the Southern District of New York, also on the same general subject. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We cooperated with GE in connection with GE’s response to the subpoena.

We cannot assure you that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation.

We have significant operations in India that could be adversely affected by changes in the political or economic stability of India or government policies in India or the U.S.

Through an arrangement with an outsourcing provider, we have a substantial team of professionals in India who provide a variety of services to us, including customer service, transaction processing, and functional support including finance, investment research, actuarial, risk and marketing. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular.

The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be practical or legal for us to use international operations centers, such as call centers. For example, changes in privacy regulations, or more stringent interpretation or enforcement of these regulations, could require us to curtail our use of low-cost operations in India to service our businesses, which could reduce the cost benefits we currently realize from using these operations.

Our computer systems may fail or their security may be compromised, which could damage our business and adversely affect our financial condition and results of operation.

Our business is highly dependent upon the uninterrupted operation of our computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. Despite the implementation of security measures, our computer systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operation.

We retain confidential information in our computer systems, and we rely on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states and foreign countries require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our computer systems that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

The occurrence of natural or man-made disasters or a disease pandemic could adversely affect our financial condition and results of operation.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, man-made disasters, including acts of terrorism and military actions and disease pandemics (such as could arise from the avian flu). For example, a natural or man-made disaster or a disease pandemic could lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies and deposits into our investment products. They could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our insurance and investment products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster or a disease pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters or a disease pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster or a disease pandemic also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster or a disease pandemic could lead to increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster or a disease pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities. See “—We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts”.

We may face losses if mortality rates differ significantly from our pricing expectations.

We set prices for our insurance and some annuity products based upon expected claims and payment patterns, using assumptions for, among other things, mortality rates, or likelihood of death, of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if mortality rates are lower than our pricing assumptions, we could be required to make greater payments under annuity contracts than we had projected. Conversely, if mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we had projected.

We may be required to accelerate the amortization of deferred acquisition costs and the present value of future profits, which would increase our expenses and reduce profitability.

Deferred acquisition costs (“DAC”) represent costs which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts that are deferred and amortized over the estimated life of the related insurance policies and investment contracts. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is subsequently amortized to income, over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits. In addition, when we acquire a block of insurance policies or investment contracts, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the present value of future profits (“PVFP”) represents the actuarially estimated present value of future cash flows from the acquired policies. We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

Our amortization of DAC and PVFP generally depends upon anticipated profits from investments, surrender and other policy and contract charges, mortality, morbidity and maintenance expense margins. Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity, withdrawals or lapses may cause us to increase the amortization of DAC or PVFP, or both, or to record a charge to increase benefit reserves.

We regularly review DAC and PVFP to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of a block of insurance policies or annuity contracts, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as a current-period expense.

Medical advances, such as genetic research and diagnostic imaging, and related legislation could adversely affect the financial performance of our life insurance and annuities businesses.

Genetic research includes procedures focused on identifying key genes that render an individual predisposed to specific diseases, such as particular types of cancer and other diseases. Other medical advances, such as diagnostic imaging technologies, also may be used to detect the early onset of diseases such as cancer and cardiovascular disease. We believe that if individuals learn through medical advances that they are predisposed to particular conditions that may reduce life longevity, they will be more likely to purchase our life policies or not to permit existing polices to lapse. In contrast, if individuals learn that they lack the genetic predisposition to develop the conditions that reduce longevity, they will be less likely to purchase our life insurance products but more likely to purchase certain annuity products. In addition, such individuals that are existing policyholders will be more likely to permit their policies to lapse.

If we were to gain access to the same genetic or medical information as our prospective policyholders and contractholders, then we would be able to take this information into account in pricing our life insurance policies and annuity contracts. However, there are a number of regulatory proposals that would make genetic and other medical information confidential and unavailable to insurance companies. The U.S. Senate has approved a bill that would prohibit group health plans, health insurers and employers from making enrollment decisions or adjusting premiums on the basis of genetic testing information. This legislation is now pending before a committee at the House of Representatives. Legislators in certain states also have introduced similar legislation. If these regulatory proposals were enacted, prospective policyholders and contractholders would only disclose this information if they chose to do so voluntarily. These factors could lead us to reduce sales of products affected by these regulatory proposals and could result in a deterioration of the risk profile of our portfolio, which could lead to payments to our policyholders and contractholders that are higher than we anticipated.

Medical advances also could lead to new forms of preventative care. Preventative care could extend the life and improve the overall health of individuals. If this were to occur, the duration of payments under certain of our annuity products likely would increase, thereby reducing net earnings in that business.

We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts.

The prices and expected future profitability of our insurance and deferred annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in-force from one period to the next. The effect of persistency on profitability varies for different products. For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract. For our life insurance policies, increased persistency that is the result of the sale of policies to third parties that continue to make premium payments on policies that would otherwise have lapsed, also known as life settlements, could have an adverse impact on profitability because of the higher claims rate associated with settled policies. For the years ended December 31, 2005, 2004 and 2003, persistency in fixed annuity businesses has been slightly higher than we assumed, and persistency in our variable annuity and certain health insurance products has been slightly lower than we had assumed.

Because our assumptions regarding persistency experience are inherently uncertain, reserves for future policy benefits and claims may prove to be inadequate if actual persistency experience is different from those assumptions. Although some of our products permit us to increase premiums during the life of the policy or contract, we cannot guarantee that these increases would be sufficient to maintain profitability. Moreover, many of our products do not permit us to increase premiums or limit those increases during the life of the policy or contract. Significant deviations in experience from pricing expectations regarding persistency could have an adverse effect on the profitability of our products.

Changes in tax laws could make some of our products less attractive to consumers.

Changes in tax laws could make some of our products less attractive to consumers. For example, in May 2003, U.S. President George W. Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduced the federal income tax that investors are required to pay on long-term capital gains and on some dividends paid on stock. This reduction may provide an incentive for some of our customers and potential customers to shift assets into mutual funds and away from products, including annuities, designed to defer taxes payable on investment returns. Because the income taxes payable on long-term capital gains and some dividends paid on stock have been reduced, investors may decide that the tax-deferral benefits of annuity contracts are less advantageous than the potential after-tax income benefits of mutual funds or other investment products that provide dividends and long-term capital gains. A shift away from annuity contracts and other tax-deferred products would reduce our income from sales of these products, as well as the assets upon which we earn investment income.

The President’s Advisory Panel on Federal Tax Reform made two alternative proposals in 2005 that, while not currently reflected in pending legislation, would create uncertainty for, and without further refinement would adversely affect, the attractiveness of some of our products that offer tax advantages under current law. We cannot predict whether these proposals or any other legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, this legislation or any other legislation could have an adverse effect on our financial condition and results of operations.

Changes in U.S. federal and state securities laws may affect our operations and our profitability.

U.S. federal and state securities laws apply to investment products that are also “securities,” including variable annuities and variable life insurance policies. As a result, some of the policies and contracts we offer are subject to regulation under these federal and state securities laws. Most of our variable annuity separate accounts and all of our variable life separate accounts are registered as investment companies under the Investment Company Act of 1940. Some variable annuity contracts and variable life insurance policies issued by us are registered under the Securities Act of 1933.

Securities laws and regulations are primarily intended to ensure the integrity of the financial markets and to protect investors in the securities markets or investment advisory or brokerage clients. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with those laws and regulations. Changes to these laws or regulations that restrict the conduct of our business could have an adverse effect on our financial condition and results of operations.

The terms of our arrangements with GE may be more favorable than we would be able to obtain from an unaffiliated third-party. We may be unable to replace the services GE provides us in a timely manner or on comparable terms.

Genworth and GE entered into a transition services agreement and other agreements in connection with the IPO. Pursuant to these arrangements, GE and its affiliates agreed to provide us with a variety of services, including investment management, treasury, payroll and other financial services, human resources and employee benefit services, legal services, information systems and network services, and procurement and sourcing support.

Genworth negotiated these arrangements with GE in the context of a parent-subsidiary relationship. Although GE is contractually obligated to provide us with services during the terms of these arrangements, we cannot assure you that these services will be sustained at the same level after the expiration of those arrangements, or that we will be able to replace these services in a timely manner or on comparable terms. Other agreements with GE also govern the relationship between us and GE and provide for the allocation of employee benefit, tax and other liabilities and obligations attributable or related to periods or events prior to Genworth’s IPO. They also contain terms and provisions that may be more favorable than terms and provisions we might have obtained in arm’s-length negotiations with unaffiliated third-parties. Genworth has negotiated and is continuing to negotiate its own arrangements with third-party providers for services, and these arrangements could result in increased costs.

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments from the SEC.

Item 2. Properties

We conduct our business from various facilities, all of which are leased except for one building in Richmond, Virginia, which we own.

Item 3. Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers and breaching fiduciary or other duties to customers. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, we received a subpoena from the Northeast Regional Office of the SEC, requiring the production of documents related to “certain loss mitigation insurance products,” such as finite reinsurance. We responded to the SEC’s subpoena in June and July 2005. Additionally, in May and June 2005, we received information requests from the State of Delaware Department of Insurance and the State of Connecticut Insurance Department on the same general subject, to which we responded. In 2005, GE received a subpoena from the United States Attorney’s

Office for the Southern District of New York, also on the same general subject. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We cooperated with GE in connection with GE’s response to the subpoena.

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

Item 4. Submission of Matters to a Vote of Security Holders

Information omitted in accordance with General Instruction I (2)(c).

PART II

Item 5. Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2005, all of our common stock, our sole class of common equity on the date hereof, is owned by GLIC. Accordingly, there is no public trading market for our common equity.

As previously discussed, our ability to pay dividends is restricted by state insurance law.

Item 6. Selected Financial Data

The following table sets forth selected financial information. The selected financial information as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 has been derived from our financial statements, which have been audited by KPMG LLP and are included in our Annual Report. You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements, the related notes and the accompanying independent registered public accounting firm’s report (which refers to a change in accounting for certain nontraditional long-duration contracts and for separate accounts in 2004), which are included elsewhere in our Annual Report.

	Years ended December 31,
(Dollar amounts in millions)	2005	2004 (1)	2003	2002	2001
Statement of Earnings Information
Revenues	$705.2	$699.9	$940.8	$1,045.4	$1,134.4
Income before cumulative effect of change in accounting principle	29.5	198.7	19.7	115.8	129.6

	As of December 31,
(Dollar amounts in millions)	2005	2004 (1)	2003	2002	2001
Statement of Financial Position Information
Total investments	$6,890.9	$8,850.6	$11,329.2	$11,591.0	$11,779.1
Separate account assets	8,777.3	8,636.7	8,034.9	7,182.8	8,994.3
Reinsurance recoverable	2,307.4	2,753.8	160.7	174.4	151.1
All other assets	906.4	596.8	1,337.8	1,332.8	1,538.2

Total assets	$18,882.0	$20,837.9	$20,862.6	$20,281.0	$22,462.7

Policyholder liabilities	$8,490.7	$9,929.9	$10,431.6	$11,220.0	$11,255.7
Separate account liabilities	8,777.3	8,636.7	8,034.9	7,182.8	8,994.3
All other liabilities	516.2	681.3	574.1	174.0	630.5

Total liabilities	$17,784.2	$19,247.9	$19,040.6	$18,576.8	$20,880.5

Accumulated other comprehensive income	$13.6	$75.3	$88.1	$(9.7)	$(25.5)
Total stockholders’ equity	1,097.8	1,590.0	1,822.0	1,704.2	1,582.2

U.S. Statutory Information (2)
Statutory capital and surplus	$476.0	$817.2	$562.4	$550.7	$584.4
Asset valuation reserve	65.3	86.8	62.9	82.0	127.8

(1)	We entered into several significant reinsurance transactions with UFLIC, an indirect, wholly-owned subsidiary of GE. As part of these transactions, effective as of January 1, 2004, we ceded to UFLIC policy obligations under our structured settlement contracts, which had reserves of $0.3 billion, and our variable annuity contracts which had general account reserves of $2.5 billion and separate account reserves of $7.6 billion, each as of December 31, 2003. These contracts represent substantially all of our contracts that were in force, excluding the Retirement Answer product that was not reinsured, as of December 31, 2003 for these products. In the aggregate, these blocks of business did not meet our target return thresholds, and although we remain liable under these contracts and policies as the ceding insurer, the reinsurance transactions have the effect of transferring the financial results of the reinsured blocks to UFLIC.
(2)	We derived the U.S Statutory Information from our Annual Statements that were filed with the Commonwealth of Virginia, Bureau of Insurance and prepared in accordance with statutory accounting practices prescribed or permitted by the Commonwealth of Virginia, Bureau of Insurance. These statutory accounting practices vary in certain material respects from U.S. GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary note regarding forward-looking statements

This Annual Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the items identified above under “Item 1A—Risk Factors”.

We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are one of a number of subsidiaries of Genworth, a company that, through its subsidiaries, provides consumers financial security solutions by selling a wide variety of life insurance, investment and retirement products and mortgage insurance. Our product offerings are divided along two segments of consumer needs: (1) Retirement Income and Investments and (2) Protection.

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

Our expenses consist primarily of the following:

•	benefits provided to policyholders and contractholders and changes in reserves;

•	interest credited on general account balances;

•	acquisition and operating expenses, including commissions, marketing expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);

•	amortization of deferred policy acquisition costs and other intangible assets; and

•	income taxes.

We allocate corporate expenses to each of our operating segments based on the amount of capital allocated to that segment.

Business trends and conditions

In recent years, our business has been, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. For a discussion of the market and economic environment, see “Item 1—Business—Market Environment and Opportunities.”

General conditions and trends affecting our businesses

Interest rate fluctuations. Fluctuations in market interest rates and the related yield curve may have a significant effect on our sales of insurance and investment products and our margins on these products. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

In our Retirement Income and Investments and Protection segments, low market interest rates may reduce the spreads between the amounts we credit to policyholders and contractholders and the yield we earn on the investments that support these obligations. In response to the unusually low interest rates that have prevailed during the last several years, we have reduced crediting rates on in-force contracts where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on our spreads and profitability on these products. In addition, the recent flattening of the yield curve reduces the attractiveness of certain fixed annuity products relative to other short-term investment alternatives. A gradual increase in longer term interest rates generally will have a favorable effect on the profitability of these products. However, rapidly rising interest rates also could result in reduced persistency in our spread-based retail products as contractholders shift assets into higher yielding investments.

Volatile equity markets. Equity market volatility may discourage purchases of separate account products, such as variable annuities and variable life insurance, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. Equity market volatility also affects the value of the assets in our separate accounts, which, in turn, affects our earnings from fee-based products. After several years of declines, equity markets increased in 2003 and 2004 and stabilized in 2005. We expect that increases or relative stability in equity markets, along with certain guaranteed product options we offer, could have a favorable impact on our sales of variable products and our earnings from those products. The potential impact of volatile equity markets on our results has been significantly reduced as a result of our reinsurance arrangements with UFLIC, pursuant to which we reinsured, effective as of January 1, 2004, substantially all of our in-force blocks of variable annuities and structured settlement business. We retain variable annuities sold after January 1, 2004 for our own account, subject to third-party reinsurance transactions in the ordinary course of business, and therefore we bear the risk of any adverse impact of future equity market fluctuations on those annuities.

Credit default risk. As a result of the economic downturn in 2000 through 2002 and some high-profile corporate bankruptcies and scandals, the number of companies defaulting on their debt obligations increased dramatically in 2001 and 2002. These defaults and other declines in the value of some of our investments resulted in impairment charges. Credit defaults have decreased in recent years as the economy has improved. Charges associated with impairments of investments were $12.2 million, $0.9 million and $26.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. A weakening in the economic recovery could lead to increased credit defaults.

Investment portfolio. The yield on our investment portfolio is affected by the practice, prior to Genworth’s separation from GE, of realizing investment gains through the sale of appreciated securities and other assets during a period of historically low interest rates. This strategy had been pursued to offset impairments and losses in our investment portfolio, fund consolidations and restructurings in our business and provide current income, which resulted in, gross realized gains of $80.2 million for the year ended December 31, 2003. Our current investment strategy is to optimize investment income without relying on realized investment gains. As a result, our gross realized gains decreased to $10.7 million and $12.0 million for the years ended December 31, 2004 and 2005, respectively. Although the interest rate environment since Genworth’s IPO has been challenging, the yield on our investment portfolio has stabilized, with the potential for yield increases in a rising interest-rate environment. Our overall investment yield declined from 4.6% for the year ended December 31, 2003 to 4.5% for the year ended December 31, 2004 and increased to 5.3% for the year ended December 31, 2005. We seek to improve our investment yield by continuously evaluating our asset class mix, pursuing additional investment classes and accepting additional credit risk with higher returns when we believe that it is prudent to do so.

Developments affecting our product lines

Annuities. Retirement Income and Investments segment results are affected by investment performance, net interest spreads, equity market fluctuations and new product sales. In addition, our competitive position within many of our distribution channels depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. Total new deposits in variable annuities, excluding our Income Distribution Series, decreased by 25.6% from $728.3 million for the year ended December 31, 2004 to $541.5 million for the year ended December 31, 2005. This decline is primarily due to a decrease in additional deposits on a block of reinsured business, as well as a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer because of their risk profile.

We have continued to focus on our Income Distribution Series of variable annuity products and riders in response to customers who desire guaranteed minimum income streams with equity market upside at the end of the contribution and accumulation period. Our Income Distribution Series of variable annuity products and riders provides the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation, but reduces some of the risks to insurers that generally accompany traditional products with guaranteed minimum income benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning. Sales of our Income Distribution Series increased by 81.8% from $258.0 million for the year ended December 31, 2004 to $469.0 million for the year ended December 31, 2005.

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

Valuation of investment securities. We obtain values for actively traded securities from external pricing services. For infrequently traded securities, we obtain quotes from brokers or we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions using market inputs regarding credit quality, liquidity and other factors that affect estimated values. We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security position is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance, risk and asset management teams, as well as the portfolio management and research capabilities of GE Asset Management Incorporated (“GEAM”), an affiliate of GE, and other third-party managers, as required. We actively perform comprehensive market research, monitor market conditions and segment our investments by credit risk in order to minimize impairment risks. See note 2 in our financial statements under “Item 8—Financial Statements and Supplementary Data.”

Deferred acquisition costs. Deferred acquisition costs (“DAC”) represents costs which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts that are deferred and amortized over the estimated life of the related insurance policies and investment contracts. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. DAC is subsequently amortized to income over the lives of the underlying policies and contracts, in relation to the anticipated recognition of premiums or gross profits.

The amortization of DAC for traditional long-duration insurance products is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions established when the contract or policy is issued about mortality, morbidity, lapse rates, expenses, and future yield on related investments. Amortization for annuity contracts without significant mortality risk and investment and universal life products is based on estimated gross profits and is adjusted as those estimates are revised. The DAC amortization methodology for our variable products (variable annuities and variable universal life insurance) includes a long-term equity market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5%, we assume a reversion to this mean over a 3- to 5-year period, subject to the imposition of ceilings and floors. The assumed returns over this reversion period are limited to the 85th percentile of historical market performance.

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

Unfavorable experience with regard to expected expenses, investment returns, mortality, morbidity, withdrawals or lapses, may cause us to increase the amortization of DAC or to record a charge to increase benefit reserves. In recent years, the portion of estimated product margins required to amortize DAC has increased in most lines of our business, with the most significant impact on investment products, primarily as the result of lower investment returns.

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

Valuation of goodwill. Goodwill resulting from acquisitions is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgment. To the extent the carrying amount of goodwill exceeds its fair value, an impairment charge to income would be recorded. Based on the results of our testing, we recorded a goodwill impairment charge of $57.5 million and $59.8 million in 2005 and 2004, respectively. As of December 31, 2005, there is no goodwill balance remaining as a result of these charges.

Insurance liabilities and reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with industry practice and U.S. GAAP. Many factors can affect these reserves, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the reserves we establish are necessarily based on extensive estimates, assumptions and our analysis of historical experience. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

Insurance reserves differ for long- and short-duration insurance policies and annuity contracts. Measurement of long-duration insurance reserves is based on approved actuarial methods, but necessarily includes assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments. Short-duration contracts are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Contingent liabilities. A liability is contingent if the amount is not presently known, but may become known in the future as a result of the occurrence of some uncertain future event. We estimate our contingent liabilities based on management’s estimates about the probability of outcomes and their ability to estimate the range of exposure. Accounting standards require that a liability be recorded if management determines that it is probable that a loss has occurred and the loss can be reasonably estimated. In addition, it must be probable that the loss will be confirmed by some future event. As part of the estimation process, management is required to make assumptions about matters that are by their nature highly uncertain.

The assessment of contingent liabilities, including legal contingencies and income tax liabilities, involves the use of critical estimates, assumptions and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from management’s assessments. Whenever practicable, management consults with third party experts (attorneys, accountants, claim administrators, etc.) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the financial statements.

Results of Operations

The following table sets forth our results of operations.

	Years ended December 31,
(Dollar amounts in millions)	2005	2004	2003
Revenues:
Net investment income	$411.7	$421.0	$538.0
Net realized investment gains (losses)	(4.5)	5.7	3.9
Premiums	103.5	96.8	104.0
Cost of insurance	144.7	142.2	153.1
Variable product fees	21.8	9.4	106.3
Other income	28.0	24.8	35.5

Total revenues	705.2	699.9	940.8

Benefits and expenses:
Interest credited	269.1	291.2	410.6
Benefits and other changes in policy reserves	190.4	182.8	245.7
Acquisition and operating expenses, net of deferrals	89.9	63.2	149.0
Amortization of deferred acquisition costs and intangibles	101.0	107.3	118.9

Total benefits and expenses	650.4	644.5	924.2

Income before income taxes and cumulative effect of change in accounting principle	54.8	55.4	16.6
Provision (benefit) for income taxes	25.3	(143.3)	(3.1)

Income before cumulative effect of change in accounting principle	29.5	198.7	19.7
Cumulative effect of change in accounting principle, net of tax of $0.4 million	—	0.7	—

Net income	$29.5	$199.4	$19.7

2005 vs. 2004

Net income. Net income in 2005 was $29.5 million, a $169.9 million decrease from 2004. The decrease is primarily due to an increase in taxes of $168.6 million. In 2004, we entered into reinsurance transactions, in which we ceded to UFLIC substantially all of our in-force blocks of variable annuities and structured settlements. The reinsurance transactions with UFLIC were completed and accounted for at book value and were reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit for the year ended December 31, 2004.

Net investment income. Net investment income decreased $9.3 million, or 2.2%, to $411.7 million in 2005 from $421.0 million in 2004. The decrease was primarily a result of a $1,722.9 million, or 18.3%, decline in average invested assets due to the decline in GICs and funding agreements as a result of a planned reduction in these products. This decrease was offset by an increase in yields on floating rate investments, an adjustment to our allowance for commercial mortgage loan losses from a change in the process for estimating credit losses and higher derivative income.

Net realized investment gains (losses). Net realized investment gains (losses) consist of gross realized investment gains and gross realized investment (losses), including charges related to impairments. Net realized investment losses were $(4.5) million in 2005 compared to net realized gains of $5.7 million in 2004. For 2005, gross realized gains and (losses) were $12.0 million and $(16.5) million, respectively. Realized losses for 2005 included $12.2 million of impairments that were primarily attributable to fixed-maturities and limited partnerships ($11.2 million and $1.0 million, respectively). The fixed maturity impairments primarily related to securities issued by companies in transportation, retail and timber industries ($5.4 million, $5.1 million and $0.7 million, respectively). For 2004, gross realized gains and (losses) were $10.7 million and $(5.0) million, respectively. Realized losses for 2004 included $0.9 million of impairments that were primarily attributable to fixed-maturities. The fixed maturity impairment related to a security issued by a company in the transportation industry.

Premiums. Premiums increased $6.7 million, or 6.9% to $103.5 million in 2005 from $96.8 million in 2004. The increase was primarily due to our Medicare supplement product. Medicare supplement premiums increased $9.1 million in 2005 due to an adjustment to due premiums in 2004, growth in new business and in-force premium rate actions. There was also an increase of $1.9 million related to an adjustment in ceded premiums. These increases were partially offset by a decline of $3.7 million in premiums from our runoff blocks of life insurance policies.

Cost of insurance. Cost of insurance increased $2.5 million, or 1.8% to $144.7 million in 2005 from $142.2 million in 2004. The increase was primarily attributable to an increase in fees for rider benefits on new variable annuity business.

Variable product fees. Variable product fees increased $12.4 million to $21.8 million in 2005 from $9.4 million in 2004. The increase was primarily attributable to growth in our assets under management of variable annuity business.

Other income. Other income increased $3.2 million, or 12.9%, to $28.0 million in 2005 from $24.8 million in 2004. The increase was primarily the result of an increase in surrender and other fees attributable to the growth in our in-force block of variable annuity business.

Interest credited. Interest credited decreased $22.1 million, or 7.6%, to $269.1 million for 2005 from $291.2 million for 2004. This decrease was primarily due to a $19.9 million decrease attributable to our GICs and funding agreements as a result of a planned reduction in these products and a $6.3 million decline attributable to the runoff of our universal life business. These decreases were partially offset by a $6.5 million increase in our floating rate funding agreement backed notes.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves increased $7.6 million, or 4.2%, to $190.4 million in 2005 from $182.8 million in 2004. The increase was primarily attributable to higher levels of in-force annuities.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, increased $26.7 million, or 42.2%, to $89.9 million in 2005 from $63.2 million in 2004. This increase was due to a $12.4 million increase in legal expenses primarily attributable to settlements reached during the year. Additionally, there was an increase of $14.7 million related to our annuity products as a result of growth in our in-force block of variable annuity business.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles decreased $6.3 million, or 5.9%, to $101.0 million in 2005 from $107.3 million in 2004. The decrease is primarily the result of a decrease of $10.3 million related to our runoff blocks of business offset by an increase in amortization of deferred acquisition costs of $3.7 million primarily as a result of growth in our variable annuity business. There was a goodwill impairment charge of $57.5 million and $59.8 million recorded in 2005 and 2004, respectively.

Provision (benefit) for income taxes. Provision for income taxes increased $168.6 million to a provision of $25.3 million for the year ended December 31, 2005 from a benefit of $(143.3) million for the year ended December 31, 2004. The increase in the tax provision was primarily attributable to a tax benefit associated with the reinsurance transaction with UFLIC in 2004 partially offset by favorable current year examination developments benefiting the year ended December 31, 2005.

2004 vs. 2003

Net income. Net income in 2004 was $199.4 million, a $179.7 million increase from 2003. The increase is primarily due to a tax benefit increase of $140.2 million resulting primarily from reinsurance transactions entered into in 2004, in which we ceded to UFLIC, an affiliate, substantially all of our in-force blocks of variable annuities and structured settlements. The reinsurance transactions with UFLIC were completed and accounted for at book value and were reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit for the year ended December 31, 2004. Also contributing to the increase was a $50.0 million litigation reserve in 2003 and an increase in investment income of $62.7 million in our Corporate and Other segment associated with an increase in invested assets not allocated to the operating segments. These amounts were partially offset by a goodwill impairment charge of $59.8 million in 2004 resulting from the reinsurance transactions with UFLIC.

Net investment income. Net investment income decreased $117.0 million, or 21.7%, to $421.0 million in 2004 from $538.0 million in 2003. The decrease was primarily a result of a $2,554.9 million, or 21.7%, decline in average invested assets. The decline in average invested assets was due primarily to the reinsurance transactions with UFLIC. Also contributing to the decrease in average invested assets was a decline in outstanding GICs and funding agreement liabilities as a result of a planned reduction in these products.

Net realized investment gains. Net realized investment gains consist of gross realized investment gains and gross realized investment (losses), including charges related to impairments. Net realized investment gains increased $1.8 million to $5.7 million in 2004 from $3.9 million in 2003. For 2004, gross realized gains and (losses) were $10.7 million and $(5.0) million, respectively. Realized losses for 2004 included $0.9 million of impairments that were primarily attributable to fixed-maturity and equity securities. For 2003, gross realized gains and (losses) were $80.2 million and $(76.3) million, respectively. Realized losses for 2003 included $26.4 million of impairments, primarily attributable to fixed-maturity and equity securities.

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

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Interest credited decreased $119.4 million, or 29.1%, to $291.2 million for 2004 from $410.6 million for 2003. This decrease was primarily the result of an $84.5 million decrease attributable to the reinsurance transactions with UFLIC and a $33.2 million decrease attributable to GICs and funding agreements as a result of a planned reduction in these products. This decrease was due to a combination of a decrease in future annuity and contract liabilities and reduced average crediting rates.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves decreased $62.9 million, or 25.6%, to $182.8 million in 2004 from $245.7 million in 2003. The decrease was primarily a result of a $46.7 million decrease attributable to the reinsurance transactions with UFLIC and a $16.0 million reserve strengthening in 2003 related to whole life products.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, decreased $85.8 million, or 57.6%, to $63.2 million in 2004 from $149.0 million in the prior year. This decrease was primarily the result of a $50.0 million reserve accrual in 2003 associated with a class action lawsuit settlement agreed to in principle and a $30.5 million decrease attributable to the reinsurance transactions with UFLIC.

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

Provision (benefit) for income taxes. Benefit for income taxes increased $140.2 million to a benefit of $(143.3) million for the year ended December 31, 2004 from a benefit of $(3.1) million for the year ended December 31, 2003. The increase in tax benefit was primarily attributable to the tax benefit associated with the reinsurance transactions with UFLIC. The reinsurance transactions with UFLIC were completed and accounted for at book value. These transactions were reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit for the year ended December 31, 2004.

Cumulative effect of change in accounting principle. On January 1, 2004, we adopted AICPA Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The cumulative effect of change in accounting principle related to adopting SOP 03-1 was $0.7 million, net of taxes, for the change in reserves, less additional amortization of deferred acquisition costs, on variable annuity contracts with guaranteed minimum death benefits.

Investments

Investment results

The following table sets forth information about our investment income, excluding realized gains and losses, for the components of our investment portfolio for the periods indicated:

	For the years ended December 31,
	2005		2004		2003
(Dollar amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	5.5%	$331.3	4.4%	$345.2	4.5%	$458.6
Fixed maturities—non-taxable	22.3%	0.1	7.6%	0.1	2.8%	0.1
Commercial mortgage loans	6.7%	75.3	6.3%	77.1	7.2%	81.8
Equity securities	4.2%	0.8	0.5%	0.1	2.2%	0.9
Other investments	2.2%	3.4	(0.8)%	(1.2)	(2.4)%	(2.9)
Policy loans	6.6%	10.1	5.2%	7.5	8.2%	10.8

Gross investment income before expenses and fees	5.5%	421.0	4.5%	428.8	4.7%	549.3
Expenses and fees		(9.3)		(7.8)		(11.3)

Net investment income	5.3%	$411.7	4.5%	$421.0	4.6%	$538.0

Yields are based on average carrying values except for fixed maturities, equity securities and securities lending activity. Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other investments, are calculated net of the corresponding securities lending liability.

The increase in the investment yield in 2005 was primarily attributable to an increase in yields on floating rate investments, an adjustment to our allowance for commercial mortgage loan losses from a change in the process for estimating credit losses and higher derivative income. The decline in investment yield in 2004 was primarily attributable to purchases of assets in an interest rate environment where current market yields are lower than the existing portfolio yields.

The following table sets forth gross realized investment gains and losses resulting from the sales and impairments of investment securities classified as available-for-sale were as follows for the years ended December 31:

(Dollar amounts in millions)	2005	2004	2003
Gross realized investment:
Gains on sale	$12.0	$10.7	$80.2
Losses on sale	(4.3)	(4.1)	(49.9)
Impairment losses	(12.2)	(0.9)	(26.4)

Net realized investments gains (losses)	$(4.5)	$5.7	$3.9

For a discussion of the change in net realized investment gains (losses), see the comparison for this line item under “—Results of Operations”.

Impairments of investment securities

We regularly review each investment security for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security position is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Our qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Our impairment reviews involve our finance, risk and asset management teams as well as the portfolio management and research capabilities of GEAM and other third-party asset managers, as required.

For fixed maturities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect either to collect principal and interest in accordance with the contractual terms of the instruments or to recover based on underlying collateral values, considering events such as a payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based on the difference between the book value of the security and its fair value. Fair value is based on quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

For the years ended December 31, 2005, 2004 and 2003, we recognized impairment losses of $12.2 million, $0.9 million and $26.4 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the normal course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. The aggregate fair value of securities sold at a loss during the year ended December 31, 2005 was $188.5 million, which was approximately 98.3% of book value.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2005:

	Less Than 12 Months			12 Months or More
	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. government and agency	$36.9	$(0.2)	7	$13.8	$(0.3)	3
Government—non U.S.	12.6	(0.2)	11	—	—	—
U.S. corporate	782.6	(13.7)	164	310.0	(9.7)	64
Corporate—non U.S.	155.5	(2.4)	35	83.7	(3.2)	13
Asset backed	538.7	(7.6)	44	109.2	(1.4)	20
Mortgage backed	538.1	(8.9)	101	210.8	(6.2)	50

Total temporarily impaired securities	$2,064.4	$(33.0)	362	$727.5	$(20.8)	150

% Below cost—fixed maturities:
<20% Below cost	$2,064.4	$(33.0)	362	$722.6	$(18.3)	147
20-50% Below cost	—	—	—	4.9	(2.5)	3
>50% Below cost	—	—	—	—	—	—

Total fixed maturities	$2,064.4	$(33.0)	362	$727.5	$(20.8)	150

Investment grade	$1,988.2	$(31.0)	337	$714.3	$(18.0)	140
Below investment grade	76.2	(2.0)	25	13.2	(2.8)	10
Not Rated	—	—	—	—	—	—

Total temporarily impaired securities	$2,064.4	$(33.0)	362	$727.5	$(20.8)	150

The investment securities in an unrealized loss position as of December 31, 2005 consist of 512 securities accounting for unrealized losses of $53.8 million. Of these unrealized losses, 91.1% is investment grade (rated AAA through BBB-) and 95.4% is less than 20% below cost. The amount of the unrealized loss on these securities is primarily attributable to increases in interest rates and changes in credit spreads.

For the investment securities in an unrealized loss position as of December 31, 2005, three securities are below cost 20% or more and below investment grade (rated BB+ and below) for twelve months or more accounting for unrealized losses of $2.5 million. These securities consist of two issuers in the airline and automotive industries and are current on all terms. All airline securities are collateralized by commercial jet aircraft associated with several domestic airlines. We believe these airline security holdings are in a temporary loss position as a result of ongoing negative market reaction to difficulties in the commercial airline industry. The unrealized loss on the automotive investments was primarily caused by legacy issues and declines in market share. The automotive issuer continues to maintain significant liquidity relative to their maturities and we expect to collect full principal and interest.

Because we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investments, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Capital Resources

Consolidated Balance Sheet

Total Investments. Total investments decreased $1,959.7 million, or 22.1%, to $6,890.9 million at December 31, 2005 from $8,850.6 million at December 31, 2004. The decrease was primarily attributable to a decline in investments supporting GICs and funding agreement liabilities. GICs and funding agreement liabilities decreased by $944.6 million, which resulted from scheduled maturities and a planned reduction in these products. Also contributing to the decrease in total investments was a $406.9 million decline in collateral held in other invested assets for securities lending.

Investment securities comprise mainly investment grade debt securities. Fixed maturities and equity securities were $5,300.6 million, including gross unrealized gains and (losses) of $89.4 million and $(53.8) million, respectively at December 31, 2005 ($7,028.0 million, including gross unrealized gains and losses of $192.6 million and $(41.2) million, respectively at December 31, 2004). Market value for these purposes is defined by relevant accounting standards and should not be viewed as a forecast of future gains or losses.

Investment securities transferred in the secured borrowing that closed on August 19, 2005 with an affiliate SPE (discussed in note 2 of the financial statements) were recorded in other invested assets and the liability equal to the proceeds received upon transfer has been included in other liabilities. The fair value of the investment securities held and included in other invested assets was $332.0 million at December 31, 2005.

In 2005, we paid a common stock dividend of $440.3 million consisting of securities to our stockholder. In 2004, we paid a dividend to our stockholder consisting of securities in the amount of $379.1 million.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contract holders. As of December 31, 2005, we held $8,777.3 million of separate account assets. The increase of $140.6 million, or 1.6%, from $8,636.7 million at December 31, 2004 was related primarily to the favorable market performance of the underlying securities, which was partially offset by death, surrender and other benefits outpacing new deposits.

Future annuity and contract benefits. Future annuity and contract benefits decreased $1,403.1 million, to $8,201.5 million at December 31, 2005 from $9,604.6 million at December 31, 2004. The decrease was primarily attributable to a $944.6 million decline in GICs and funding agreements, which resulted from scheduled maturities and a planned reduction in these products. The decrease was also attributable to a $358.5 million decline in future annuity and contract benefits related to the general account portion of a reinsured block of variable annuity products, a $71.2 million decrease attributable to a runoff block of deferred annuities and a $25.9 million decrease attributable to runoff of our life business.

Stockholders’ equity. Stockholders’ equity decreased $492.2 million to $1,097.8 million at December 31, 2005 from $1,590.0 million at December 31, 2004. The decrease was primarily attributable to the $440.3 million of dividends paid to the common stockholder and $9.6 million of dividends paid to the preferred stockholder. The decrease was also attributable to a decline in net unrealized gains on invested securities of $61.7 million, which was partially offset by current year net income of $29.5 million.

Liquidity

The principal liquidity requirements for our insurance operations are our contractual obligations to contract holders and annuitants. Contractual obligations include payments of claims under outstanding insurance policies and annuities, contract withdrawals and surrender benefits. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. We maintain a committed credit line with an indirect parent, GNA Corporation, of $500.0 million to provide liquidity to meet normal variation in cash requirements.

The following table sets forth our condensed cash flows for the periods indicated:

	Years ended December 31,
(Dollar amounts in millions)	2005	2004	2003
Net cash from operating activities	$177.9	$421.5	$492.9
Net cash from investing activities	1,210.6	359.6	478.7
Net cash from financing activities	(1,070.9)	(767.1)	(959.2)

Cash flows from operating activities are affected by the timing of premiums and fees received and investment income and expenses paid. Principal sources of cash include sales of our products and services. The decrease in cash flows from operating activities in 2005 was primarily the result of the timing of cash settlements of other assets and liabilities.

The increase in cash from investing activities for the year ended December 31, 2005 was primarily the result of a reduction in purchases of investments primarily driven by a decline in investments needed to support GICs and funding agreements.

The net cash from financing activities primarily relates to investment contract issuances and redemptions. Our net change in investment contracts was $(1,071.0) million in 2005 compared to $(731.6) million in 2004.

The overall increase in cash of $317.6 million in 2005 is primarily a result of the $300.0 million registered note issuance in December 2005.

As of December 31, 2005, we had approximately $200.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. Of the $200.0 million aggregate amount outstanding as of December 31, 2005, $50.0 million had put option features of 180 days.

During 2005, we transferred approximately $344.6 million of investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities as of December 31, 2005 was $332.0 million.

The nature and quality of the various types of investments purchased by a life insurance company must comply with the statutes and regulations imposed by the various jurisdictions in which those entities are incorporated. Following is a breakdown of the credit quality of our fixed maturity portfolio at December 31, 2005.

BBB/Baa or above	92.8%
BB/Ba and below	7.2
Not Rated	—

Total portfolio	100.0%

Certain of our products contain provisions for charges for surrender of, or withdrawals from, the policy. At December 31, 2005 and 2004, approximately 79.6% and 66.6%, respectively, of our annuity contracts were subject to surrender charges or contained non-surrender provisions.

As of December 31, 2005, we had approximately $1,985.8 million of GICs. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed-maturity generally ranging from two to six years. Contracts provide for early termination by the contractholder but subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits or the earned surplus are deemed extraordinary and require formal state insurance department approval. We are able to pay $33.0 million in dividends in 2006 without obtaining regulatory approval.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2005 and 2004, were $254.1 million and $297.9 million, respectively.

There were no off-balance sheet securitization transactions in 2005, 2004 and 2003.

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

New Accounting Standards

Recently adopted

On January 1, 2004, we adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 provides guidance on separate account presentation and valuation, accounting for sales inducements to contractholders and classification and valuation of long-duration contract liabilities. The cumulative effect of change in accounting principle related to adopting SOP 03-1 was a $0.7 million benefit, net of taxes, for the change in reserves, less additional amortization of deferred acquisition costs, on variable annuity contracts with guaranteed minimum death benefits.

Accounting pronouncements not yet adopted

In September 2005, the AICPA issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by the amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. Depending on the type of modification, the period over which these deferred balances will be recognized could be accelerated. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact SOP 05-1 will have on our results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2005 and 2004 was $6,890.9 million and $8,850.6 million, respectively, of which 76.6% and 79.1%, respectively, was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturities. We mitigate the market risk associated with our fixed maturities portfolio by closely matching the duration of our fixed maturities with the duration of the liabilities that those securities are intended to support.

We are exposed to equity risk on our holdings of common stocks and other equities. We manage equity price risk through industry and issuer diversification and asset allocation techniques.

We may use derivative financial instruments, such as interest rate and currency swaps, currency forwards and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain risks, including interest rate risk, currency risk and equity risk, by:

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

The following discussion about the potential effects of changes in interest rates and equity market prices is based on so-called “shock-tests,” which model the effects of interest rate and equity market price shifts on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock tests for changes in interest rates and equity market prices may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates and equity market prices.

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed income securities portfolio to decline by approximately $186.1 million, based on our securities positions as of December 31, 2005.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would cause the market value of our equity investments to decline by approximately $1.9 million, based on our equity positions as of December 31, 2005. In addition, fluctuations in equity market prices affect our revenues and returns from our separate account products, which depend upon fees that are related primarily to the value of assets under management.

Derivative counterparty credit risk

We manage derivative counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as the result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All swaps are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or replacement in the event either parties unsecured debt rating is downgraded to or below Moody’s “Baa” or S&P’s “BBB.”

Swaps, purchased options and forwards with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy requires foreign exchange forwards with contractual maturities shorter than one year to be executed with counterparties having a credit rating by Moody’s of “A-1” and by S&P of “P-1”.

The following table sets forth derivative counterparty credit limits by credit rating:

(Dollar amounts in millions)

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

Our net derivative position as of December 31, 2005 was $3.7 million.

Item 8. Financial Statements and Supplementary Data

Contents

Genworth Life and Annuity Insurance Company

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Genworth Life and Annuity Insurance Company:

We have audited the accompanying consolidated balance sheets of Genworth Life and Annuity Insurance Company and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Life and Annuity Insurance Company and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genworth Life and Annuity Insurance Company and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Richmond, Virginia

March 10, 2006

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(Dollar amounts in millions)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Net investment income	$411.7	$421.0	$538.0
Net realized investment gains (losses)	(4.5)	5.7	3.9
Premiums	103.5	96.8	104.0
Cost of insurance	144.7	142.2	153.1
Variable product fees	21.8	9.4	106.3
Other income	28.0	24.8	35.5

Total revenues	705.2	699.9	940.8

Benefits and expenses:
Interest credited	269.1	291.2	410.6
Benefits and other changes in policy reserves	190.4	182.8	245.7
Acquisition and operating expenses, net of deferrals	89.9	63.2	149.0
Amortization of deferred acquisition costs and intangibles	101.0	107.3	118.9

Total benefits and expenses	650.4	644.5	924.2

Income before income taxes and cumulative effect of change in accounting principle	54.8	55.4	16.6
Provision (benefit) for income taxes	25.3	(143.3)	(3.1)

Income before cumulative effect of change in accounting principle	29.5	198.7	19.7
Cumulative effect of change in accounting principle, net of tax of $0.4 million	—	0.7	—

Net income	$29.5	$199.4	$19.7

See Notes to Consolidated Financial Statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollar amounts in millions, except share amounts)

	December 31,
	2005	2004
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$5,277.3	$7,001.2
Equity securities available-for-sale, at fair value	23.3	26.8
Commercial mortgage loans	1,042.1	1,207.7
Policy loans	158.3	148.4
Other invested assets ($332.0 and $0.0 restricted)	389.9	466.5

Total investments	6,890.9	8,850.6
Cash and cash equivalents	344.0	26.4
Accrued investment income	63.6	81.5
Deferred acquisition costs	321.1	248.1
Goodwill	—	57.5
Intangible assets	131.6	120.6
Reinsurance recoverable	2,307.4	2,753.8
Deferred income tax asset	0.1	5.9
Other assets	46.0	56.8
Separate account assets	8,777.3	8,636.7

Total assets	$18,882.0	$20,837.9

Liabilities and Stockholders’ equity
Liabilities:
Future annuity and contract benefits	$8,201.5	$9,604.6
Liability for policy and contract claims	82.1	89.4
Other policyholder liabilities	207.1	235.9
Other liabilities ($333.3 and $0.0 restricted)	516.2	681.3
Separate account liabilities	8,777.3	8,636.7

Total liabilities	17,784.2	19,247.9

Commitments and contingencies

Stockholders’ equity:
Accumulated other comprehensive income:
Net unrealized investment gains	12.5	72.0
Derivatives qualifying as hedges	1.1	3.3

Total accumulated other comprehensive income	13.6	75.3
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	938.6	1,061.1
Retained earnings	—	308.0

Total stockholders’ equity	1,097.8	1,590.0

Total liabilities and stockholders’ equity	$18,882.0	$20,837.9

See Notes to Consolidated Financial Statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollar amounts in millions, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Share	Amount	Share	Amount
Balances at January 1, 2003	120,000	$120.0	25,651	$25.6	$1,050.7	$(9.7)	$517.6	$1,704.2
Comprehensive income:
Net income	—	—	—	—	—	—	19.7	19.7
Net unrealized gains on investment securities	—	—	—	—	—	99.7	—	99.7
Derivatives qualifying as hedges	—	—	—	—	—	(1.9)	—	(1.9)

Total comprehensive income								117.5
Contributed capital	—	—	—	—	9.9	—	—	9.9
Cash dividends	—	—	—	—	—	—	(9.6)	(9.6)

Balances at December 31, 2003	120,000	120.0	25,651	25.6	1,060.6	88.1	527.7	1,822.0

Comprehensive income:
Net income	—	—	—	—	—	—	199.4	199.4
Net unrealized gains on investment securities	—	—	—	—	—	(15.7)	—	(15.7)
Derivatives qualifying as hedges	—	—	—	—	—	2.9	—	2.9

Total comprehensive income								186.6
Contributed capital	—	—	—	—	0.5	—	—	0.5
Cash dividends	—	—	—	—	—	—	(40.0)	(40.0)
Non-cash dividend	—	—	—	—	—	—	(379.1)	(379.1)

Balances at December 31, 2004	120,000	120.0	25,651	25.6	1,061.1	75.3	308.0	1,590.0

Comprehensive income:
Net income	—	—	—	—	—	—	29.5	29.5
Net unrealized gains on investment securities	—	—	—	—	—	(59.5)	—	(59.5)
Derivatives qualifying as hedges	—	—	—	—	—	(2.2)	—	(2.2)

Total comprehensive income								(32.2)
Cash dividends declared and paid	—	—	—	—	—	—	(9.6)	(9.6)
Non-cash dividend and other transactions with stockholders	—	—	—	—	(122.5)	—	(327.9)	(450.4)

Balances at December 31, 2005	120,000	$120.0	25,651	$25.6	$938.6	$13.6	$—	$1,097.8

See Notes to Consolidated Financial Statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollar amounts in millions)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$29.5	$199.4	$19.7
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	(0.7)	—
Change in future policy benefits	122.4	341.1	407.5
Net realized investments (gains) losses	4.5	(5.7)	(3.9)
Amortization of investment premiums and discounts	18.5	28.3	46.5
Acquisition costs deferred	(93.3)	(89.1)	(167.7)
Amortization of deferred acquisition costs and intangibles	101.0	107.3	118.9
Deferred income taxes	39.1	(174.0)	18.3
Change in certain assets:
Decrease (increase) in:
Accrued investment income	13.6	26.6	32.6
Other, net	5.5	(20.4)	(39.0)
Change in certain liabilities:
Increase (decrease) in:
Policy and contract claims	(4.2)	64.2	(183.9)
Other policyholder liabilities	(28.5)	88.6	(59.6)
Other liabilities	(30.2)	(144.1)	303.5

Net cash from operating activities	177.9	421.5	492.9

Cash flows from investing activities:
Short-term investment activity, net	—	99.6	178.4
Proceeds from sales and maturities of investment securities and other invested assets	1,989.4	1,734.9	4,328.0
Principal collected on mortgage and policy loans	297.0	217.5	268.6
Purchases of investment securities and other invested assets	(940.2)	(1,465.9)	(3,784.0)
Mortgage loan originations and increase in policy loans	(135.6)	(226.5)	(512.3)

Net cash from investing activities	1,210.6	359.6	478.7

Cash flows from financing activities:
Proceeds from issuance of investment contracts	1,537.6	1,293.0	3,107.0
Redemption and benefit payments on investment contracts	(2,608.6)	(2,024.6)	(4,044.8)
Proceeds from secured borrowings from affiliate	20.5	—	—
Proceeds from short-term borrowings	388.0	251.4	346.5
Payments on short-term borrowings	(398.8)	(246.9)	(358.3)
Cash dividends to stockholders	(9.6)	(40.0)	(9.6)

Net cash from financing activities	(1,070.9)	(767.1)	(959.2)

Net change in cash and cash equivalents	317.6	14.0	12.4
Cash and cash equivalents at beginning of year	26.4	12.4	—

Cash and cash equivalents at end of year	$344.0	$26.4	$12.4

See Notes to Consolidated Financial Statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the historical operations and accounts of Genworth Life and Annuity Insurance Company (“GLAIC”), formerly known as GE Life and Annuity Assurance Company, and its subsidiaries, Assigned Settlement, Inc. and GNWLAAC Real Estate Holding, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Genworth Life and Annuity Insurance Company (the “Company,” “we,” “us,” or “our” unless context otherwise requires) is a stock life insurance company operating under a charter granted by the Commonwealth of Virginia on March 21, 1871 as The Life Insurance Company of Virginia. An affiliate of the General Electric Company (“GE”) acquired us on April 1, 1996 and ultimately contributed the majority of the outstanding common stock to Genworth Life Insurance Company (“GLIC”), formerly known as General Electric Capital Assurance Company.

On May 24, 2004, we became an indirect, wholly-owned subsidiary of Genworth Financial, Inc. (“Genworth”). On May 25, 2004, Genworth’s Class A common stock began trading on The New York Stock Exchange.

On May 31, 2004, we became a direct, wholly-owned subsidiary of GLIC while remaining an indirect, wholly-owned subsidiary of Genworth.

As of December 31, 2005, GE beneficially owned approximately 18% of Genworth’s outstanding stock. On March 8, 2006, a subsidiary of GE completed a secondary offering to sell its remaining interest in Genworth. Our preferred shares are owned by an affiliate, Brookfield Life Assurance Company Limited.

(b) Basis of Presentation

These consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts may have been reclassified to conform to the current year presentation.

(c) Products

Our product offerings are divided along two major segments of consumer needs: (i) Retirement Income and Investments and (ii) Protection.

Retirement Income and Investments deferred annuities (variable and fixed) and variable life insurance products are investment vehicles and insurance contracts intended for contractholders who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income and seek to protect against outliving their assets. Our guaranteed investment contracts (“GICs”) and funding agreements are investment contracts sold to institutional buyers.

Protection products are intended to provide protection against financial hardship primarily after the death of an insured and to protect income and assets from other adverse economic impacts of significant health care costs. Our principal product lines under the Protection segment are universal life insurance, interest-sensitive whole life and Medicare supplement insurance.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

We distribute our products through three primary channels: financial intermediaries (banks, securities brokerage firms and independent broker/dealers), independent producers (brokerage general agencies, affluent market producer groups and specialized brokers) and dedicated sales specialists (affiliated networks of both accountants and personal financial advisors). Approximately 10.2% of our variable annuity product sales in 2005 were through one national bank. However, we do not believe that the loss of such business would have a long-term adverse effect on our business and operations due to our competitive position in the marketplace and the availability of business from other distributors.

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

(e) Net Investment Income and Net Realized Investment Gains and Losses

Investment income is recognized when earned. Realized investment gains and losses are calculated on the basis of specific identification.

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective or prospective method. Under the retrospective method, used for mortgage-backed and asset-backed securities of high credit quality (ratings equal to or greater than AA or that are U.S. Agency backed) which cannot be contractually prepaid, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return. As of December 31, 2005, all our mortgage-backed and asset-backed securities that have had subsequent revisions in yield, cash flow or prepayment assumptions were accounted for under the retrospective method.

(f) Policy Fees and Other Income

Policy fees and other income consists primarily of insurance charges assessed on universal life contracts, fees assessed against policyholder account values and surrender fee income. Charges to policyholder accounts for universal life cost of insurance is recognized as revenue when due. Variable product fees are charged to variable annuity and variable life policyholders based upon the daily net assets of the policyholder’s account values and are recognized as revenue when charged. Policy surrender fees are recognized as income when the policy is surrendered.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

(g) Investment Securities

We have designated our investment securities as available-for-sale and report them in our Consolidated Balance Sheets at fair value. We obtain values for actively traded securities from external pricing services. For infrequently traded securities, we obtain quotes from brokers, or we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”) and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income.

We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security position is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Securities that in our judgment are considered to be other-than-temporarily impaired are recognized as a charge to realized investment gains (losses) in the period in which such determination is made.

(h) Securities Lending Activity

We engaged in securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which required the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintained effective control over all loaned securities and therefore, continued to report such securities as fixed maturities in the Consolidated Balance Sheets.

Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. The fair value of collateral held and included in other invested assets was $0.0 million and $406.9 million at December 31, 2005 and 2004, respectively. We had non-cash collateral of $0.0 million and $23.8 million at December 31, 2005 and 2004, respectively.

(i) Commercial Mortgage Loans

Commercial mortgage loans are stated at principal amounts outstanding, net of deferred expenses and allowance for loan losses. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs as well as premiums and discounts are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due.

The allowance for loan losses is maintained at a level that management determines is adequate to absorb estimated probable incurred losses in the loan portfolio. Management’s evaluation process to determine the adequacy of the allowance utilizes an analytical model based on historical loss experience, adjusted for current events, trends and economic conditions. The actual amounts realized could differ in the near term from the amounts assumed in arriving at the allowance for loan losses reported in the financial statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

All losses of principal are charged to the allowance for loan losses in the period in which the loan is deemed to be uncollectible. Additions and reductions are made to the allowance through periodic provisions charged to current operations and recovery of principal on loans previously charged off.

(j) Other Invested Assets

Investments in limited partnerships are generally accounted for under the equity method of accounting. Real estate is included in other invested assets and is stated, generally, at cost less accumulated depreciation. Other long-term investments are stated generally at amortized cost.

(k) Cash and Cash Equivalents

Certificates of deposit, money market funds and other time deposits with original maturities of less than 90 days are considered cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows.

(l) Deferred Acquisition Costs

Acquisition costs include costs which vary with and are primarily related to the acquisition of insurance and investment contracts. Such costs are deferred and amortized as follows:

Long-Duration Contracts. Acquisition costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Amortization for traditional long-duration insurance products is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions regarding mortality, morbidity, lapse rates, expenses and future yield on related investments established when the contract or policy is issued. Amortization for annuity contracts without significant mortality risk and investment and universal life products is based on estimated gross profits and is adjusted as those estimates are revised.

Short-Duration Contracts. Acquisition costs consist primarily of commissions and premium taxes and are amortized ratably over the terms of the underlying policies.

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For other products, if the benefit reserve plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For the years ending December 31, 2005, 2004 and 2003, there were no significant charges to income recorded as a result our DAC recoverability testing.

(m) Intangible Assets

Present Value of Future Profits. In conjunction with the acquisition of a block of insurance policies or investment contracts, a portion of the purchase price is assigned to the right to receive future gross profits arising from existing insurance and investment contracts. This intangible asset, called PVFP, represents the actuarially

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

estimated present value of future cash flows from the acquired policies. PVFP is amortized, net of accreted interest, in a manner similar to the amortization of DAC.

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest earnings for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves. For the years ending December 31, 2005, 2004 and 2005, there were no significant charges to income recorded as a result our PVFP recoverability testing.

Deferred Sales Inducements to Contractholders. We defer sales inducements to contractholders for features on variable annuities that entitle the contractholder to an incremental amount to be credited to the account value upon making a deposit, and for fixed annuities with crediting rates higher than the contract’s expected ongoing crediting rates for periods after the inducement. Our sales inducements to contractholders deferred prior to the adoption of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-1 (“SOP 03-1”), Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts, which we included in unamortized DAC, were reinsured effective January 1, 2004. Deferred sales inducements to contractholders are reported as a separate intangible asset and amortized in benefits and other changes in policy reserves using the same methodology and assumptions used to amortize DAC.

Other Intangible Assets. We amortize the costs of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment at least annually based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested at least annually for impairment and written down to fair value as required.

Software. Purchased software and certain application development costs related to internally developed software are capitalized, above de minimus thresholds. When the software is ready for its intended use, the amounts capitalized are amortized over the expected useful life, not to exceed 5 years.

(n) Goodwill

Goodwill is not amortized but is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows to establish fair values. Based on the results of our testing, we recorded a goodwill impairment charge of $57.5 million and $59.8 million in 2005 and 2004, respectively. There was no impairment charge in 2003. As of December 31, 2005, there is no goodwill balance remaining as a result of these charges.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

(o) Reinsurance

Premium revenue, benefits, acquisition and operating expenses are reported net of the amounts relating to reinsurance ceded to other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies.

(p) Separate Accounts

The separate account assets represent funds for which the investment income and investment gains and losses accrue directly to the variable annuity contractholders and variable life policyholders. We assess mortality risk fees and administration charges on the variable mutual fund portfolios. The separate account assets are carried at fair value and are at least equal to the liabilities that represent the policyholders’ equity in those assets.

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

(s) Income Taxes

For periods prior to 2004, we filed a consolidated life insurance federal income tax return with our parent, GLIC, and its other life insurance affiliates. We were subject to a tax-sharing agreement, as approved by state insurance regulators, which allocated taxes on a separate company basis but provided benefit for current utilization of losses and credits. Intercompany balances were settled at least annually.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

For the period beginning January 1, 2004, and ending on the date of the transfer of our outstanding capital stock to Genworth, we were included in the consolidated federal income tax return of GE. During this period, we were subject to a tax-sharing arrangement that allocates tax on a separate company basis, but provided benefit for current utilization of losses and credits. Intercompany balances were settled at least annually.

Subsequent to the transfer of our outstanding capital stock to Genworth, we filed a consolidated life insurance federal income tax return with our parent, GLIC, and its other life insurance affiliates. We are subject to a separate tax-sharing agreement, as approved by state insurance regulators, which allocates taxes on a separate company basis but provides benefit for current utilization of losses and credits. Intercompany balances are settled at least annually.

Deferred federal taxes are provided for temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at the enacted tax rates expected to be in effect when taxes are actually paid or recovered.

(t) Accounting Changes

On January 1, 2004 we adopted AICPA SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 provides guidance on separate account presentation and valuation, accounting for sales inducements to contractholders and classification and valuation of long-duration contract liabilities. The cumulative effect of change in accounting principle related to adopting SOP 03-1 was a $0.7 million benefit, net of taxes, for the change in reserves, less additional amortization of deferred acquisition costs, on variable annuity contracts with guaranteed minimum death benefits.

(u) Accounting Pronouncements Not Yet Adopted

In September 2005, the AICPA issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by the amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. Depending on the type of modification, the period over which these deferred balances will be recognized could be accelerated. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact SOP 05-1 will have on our results of operations or financial position.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

(2) Investments

(a) Net Investment Income

For the years ended December 31, the sources of our investment income were as follows:

(Dollar amounts in millions)	2005	2004	2003
Fixed maturities—taxable	$331.3	$345.2	$458.6
Fixed maturities—non-taxable	0.1	0.1	0.1
Commercial mortgage loans	75.3	77.1	81.8
Equity securities	0.8	0.1	0.9
Other investments	3.4	(1.2)	(2.9)
Policy loans	10.1	7.5	10.8

Gross investment income before expenses and fees	421.0	428.8	549.3
Expenses and fees	(9.3)	(7.8)	(11.3)

Net investment income	$411.7	$421.0	$538.0

(b) Net Realized Investment Gains (Losses)

For the years ended December 31, gross realized investment gains and losses from the sales and impairments of investment securities classified as available-for-sale were as follows:

(Dollar amounts in millions)	2005	2004	2003
Gross realized investment:
Gains on sale	$12.0	$10.7	$80.2
Losses on sale	(4.3)	(4.1)	(49.9)
Impairment losses	(12.2)	(0.9)	(26.4)

Net realized investments gains (losses)	$(4.5)	$5.7	$3.9

(c) Unrealized Gains and Losses

Net unrealized gains and losses on investment securities and other invested assets classified as available-for-sale are reduced by deferred income taxes and adjustments to PVFP and DAC that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income as of December 31, are summarized as follows:

(Dollar amounts in millions)	2005	2004	2003
Net unrealized gains (losses) on available-for-sale investment securities:
Fixed maturities	$27.6	$145.4	$204.6
Equity securities	8.0	6.0	3.0
Restricted other invested assets	(1.3)	—	—

Subtotal	34.3	151.4	207.6

Adjustments to the present value of future profits and deferred acquisitions costs	(15.1)	(40.7)	(72.6)
Deferred income taxes, net	(6.7)	(38.7)	(47.3)

Net unrealized gains on available-for-sale investment securities	$12.5	$72.0	$87.7

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

The change in the net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income for the years ended December 31, is as follows:

(Dollar amounts in millions)	2005	2004	2003
Net unrealized gains (losses) on investment securities as of January 1	$72.0	$87.7	$(12.0)

Unrealized gains (losses) on investment arising during the period:
Unrealized gains (losses) on investment securities	(120.0)	(52.5)	201.2
Adjustment to deferred acquisition costs	6.9	19.7	(10.7)
Adjustment to present value of future profits	18.7	12.2	(32.4)
Provision for deferred income taxes	32.0	8.6	(55.9)

Changes in unrealized gains (losses) on investment securities	(62.4)	(12.0)	102.2
Reclassification adjustments to net realized investment (gains) losses net of deferred taxes of $(1.6), $2.0 and $1.4	2.9	(3.7)	(2.5)

Net unrealized gains on investment securities as of December 31	$12.5	$72.0	$87.7

(d) Fixed Maturities and Equity Securities

As of December 31, 2005 and 2004, the amortized cost, gross unrealized gains and losses and fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

2005	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(Dollar amounts in millions)
Fixed maturities:
U.S. government and agency	$70.2	$0.5	$(0.5)	$70.2
Non-U.S. government	101.9	9.7	(0.2)	111.4
U.S. corporate	2,784.5	55.8	(23.3)	2,817.0
Non-U.S. corporate	455.7	10.1	(5.6)	460.2
Mortgage and asset-backed	1,837.4	5.3	(24.2)	1,818.5

Total fixed maturities	5,249.7	81.4	(53.8)	5,277.3
Equity securities	15.3	8.0	—	23.3

Total available-for-sale securities	$5,265.0	$89.4	$(53.8)	$5,300.6

2004	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(Dollar amounts in millions)
Fixed maturities:
U.S. government and agency	$51.5	$0.9	$—	$52.4
State and municipal	0.7	—	—	0.7
Non-U.S. government	97.9	7.5	—	105.4
U.S. corporate	3,935.8	134.1	(29.3)	4,040.6
Non-U.S. corporate	782.7	23.0	(2.9)	802.8
Mortgage and asset-backed	1,987.2	21.1	(9.0)	1,999.3

Total fixed maturities	6,855.8	186.6	(41.2)	7,001.2
Equity securities	20.8	6.0	—	26.8

Total available-for-sale securities	$6,876.6	$192.6	$(41.2)	$7,028.0

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

For fixed maturity securities, we recognize an impairment charge to earnings in the period in which we determine that we do not expect to either collect or recover principal and interest in accordance with the contractual terms of the instruments or based on underlying collateral values and considering events such as payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based on the difference between the book value of the security and its fair value.

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. The aggregate fair value of securities sold at a loss during the year ended December 31, 2005 was $188.5 million, which was approximately 98.3% of book value.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2005:

	Less Than 12 Months			12 Months or More
	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. government and agency	$36.9	$(0.2)	7	$13.8	$(0.3)	3
Government—non U.S.	12.6	(0.2)	11	—	—	—
U.S. corporate	782.6	(13.7)	164	310.0	(9.7)	64
Corporate—non U.S.	155.5	(2.4)	35	83.7	(3.2)	13
Asset backed	538.7	(7.6)	44	109.2	(1.4)	20
Mortgage backed	538.1	(8.9)	101	210.8	(6.2)	50

Total temporarily impaired securities	$2,064.4	$(33.0)	362	$727.5	$(20.8)	150

% Below cost—fixed maturities:
<20% Below cost	$2,064.4	$(33.0)	362	$722.6	$(18.3)	147
20-50% Below cost	—	—	—	4.9	(2.5)	3
>50% Below cost	—	—	—	—	—	—

Total fixed maturities	$2,064.4	$(33.0)	362	$727.5	$(20.8)	150

Investment grade	$1,988.2	$(31.0)	337	$714.3	$(18.0)	140
Below investment grade	76.2	(2.0)	25	13.2	(2.8)	10
Not Rated	—	—	—	—	—	—

Total temporarily impaired securities	$2,064.4	$(33.0)	362	$727.5	$(20.8)	150

The investment securities in an unrealized loss position as of December 31, 2005 consist of 512 securities accounting for unrealized losses of $53.8 million. Of these unrealized losses, 91.1% are investment grade (rated

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

AAA through BBB-) and 95.4% is less than 20% below cost. The amount of the unrealized loss on these securities is primarily attributable to increases in interest rates and changes in credit spreads.

For the investment securities in an unrealized loss position as of December 31, 2005, three securities are below cost 20% or more and below investment grade (rated BB+ and below) for twelve months or more accounting for unrealized losses of $2.5 million. These securities consist of two issuers in the airline and automotive industries and are current on all terms. All airline securities are collateralized by commercial jet aircraft associated with several domestic airlines. We believe these airline security holdings are in a temporary loss position as a result of ongoing negative market reaction to difficulties in the commercial airline industry. The unrealized loss on the automotive investments was primarily caused by legacy issues and declines in market share. The automotive issuer continues to maintain significant liquidity relative to their maturities and we expect to collect full principal and interest.

Because management expects these investments to continue to perform as to contractual obligations and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investments, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2004:

	Less Than 12 Months			12 Months or More
	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. government and agency	$7.2	$—	4	$0.3	$—	1
Government—non U.S.	2.9	—	3	—	—	—
U.S. corporate	494.5	(10.7)	104	267.0	(18.6)	29
Corporate—non U.S.	129.0	(2.2)	30	17.3	(0.7)	4
Asset backed	221.6	(1.2)	38	1.6	—	1
Mortgage backed	470.9	(6.3)	76	56.1	(1.5)	20

Total temporarily impaired securities	$1,326.1	$(20.4)	255	$342.3	$(20.8)	55

% Below cost—fixed maturities:
<20% Below cost	$1,324.8	$(19.9)	253	$323.5	$(14.7)	51
20-50% Below cost	1.3	(0.5)	2	18.8	(6.1)	4
>50% Below cost	—	—	—	—	—	—

Total fixed maturities	$1,326.1	$(20.4)	255	$342.3	$(20.8)	55

Investment grade	$1,203.8	$(16.6)	223	$208.2	$(11.8)	40
Below investment grade	103.0	(3.5)	26	134.1	(9.0)	15
Not Rated	19.3	(0.3)	6	—	—	—

Total temporarily impaired securities	$1,326.1	$(20.4)	255	$342.3	$(20.8)	55

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

The scheduled maturity distribution of fixed maturities at December 31, 2005 follows. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in millions)	Amortized cost	Estimated fair value
Due in one year or less	$301.3	$300.1
Due after one year through five years	1,378.8	1,390.2
Due after five years through ten years	984.7	1,000.0
Due after ten years	747.5	768.5

Subtotal	3,412.3	3,458.8
Mortgage and asset-backed	1,837.4	1,818.5

Total fixed maturities	$5,249.7	$5,277.3

As of December 31, 2005, $588.2 million of our investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

As of December 31, 2005, securities issued by finance and insurance, utilities and energy and consumer—non cyclical industry groups represented approximately 30.6%, 17.3% and 13.3% of our domestic and foreign corporate fixed maturities portfolio, respectively. No other industry group comprises more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2005, we did not hold any fixed maturities, which individually exceeded 10% of stockholders’ equity.

As required by law, we have amounts invested, with governmental authorities and banks for the protection of policyholders, of $4.9 million and $5.6 million as of December 31, 2005 and 2004, respectively.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multifamily residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

We diversify our commercial mortgage loans by both property type and geographic region. The following table sets forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	December 31,
Property Type	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Office	$346.8	33.3%	$356.1	29.5%
Industrial	353.7	33.9	386.2	32.0
Retail	233.5	22.4	335.9	27.8
Apartments	91.5	8.8	105.6	8.7
Mixed use/other	16.6	1.6	23.9	2.0

Total	$1,042.1	100.0%	$1,207.7	100.0%

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

	December 31,
Geographic Region	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Pacific	$299.4	28.7%	$332.8	27.6%
South Atlantic	190.1	18.2	255.3	21.1
Middle Atlantic	115.5	11.1	129.3	10.7
East North Central	204.0	19.6	215.1	17.8
Mountain	97.8	9.4	101.4	8.4
West South Central	38.6	3.7	65.8	5.4
West North Central	48.1	4.6	52.0	4.3
East South Central	17.3	1.7	15.4	1.3
New England	31.3	3.0	40.6	3.4

Total	$1,042.1	100.0%	$1,207.7	100.0%

For the years ended December 31, 2005 and 2004, respectively, we originated $4.8 million and $28.0 million of mortgages secured by real estate in California, which represents 4.0% and 14.2% of our total originations for those years.

“Impaired” loans are defined under U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. That definition excludes, among other things, leases or large groups of smaller-balance homogenous loans.

Under these principles, we have two types of “impaired” loans: loans requiring specific allowances for losses (none as of December 31, 2005 and 2004) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($0.8 million as of December 31, 2005 and 2004). Average investment in specifically impaired loans during December 31, 2005, 2004 and 2003 was $0.8 million, $1.1 million and $2.8 million, respectively, and interest income earned on these loans while they were considered impaired was $0.0, $0.0 and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table presents the activity in the allowance for losses during the years ended December 31:

(Dollar amounts in millions)	2005	2004	2003
Balance as of January 1	$10.4	$10.4	$8.9
Provision charged (released) to operations	(4.6)	1.0	1.5
Transfers	—	(0.6)	—
Amounts written off, net of recoveries	(1.5)	(0.4)	—

Balance as of December 31	$4.3	$10.4	$10.4

The allowance for losses on mortgage loans at December 31, 2005, 2004 and 2003 represented 0.4%, 0.9% and 0.8% of gross mortgage loans, respectively. Non-income producing mortgage loans were $0.8 million as of December 31, 2005 and 2004.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

During 2005, we adjusted our process for estimating credit losses in our commercial mortgage loan portfolio. As a result of this adjustment, we released $4.6 million of commercial mortgage loan reserves to net investment income in the fourth quarter of 2005.

(f) Other Invested Assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	December 31,
	2005		2004
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Restricted other invested assets	$332.0	85.2%	$—	—%
Securities lending	—	—	406.9	87.2
Limited partnerships	48.6	12.4	53.0	11.4
Other investments	9.3	2.4	6.6	1.4

Total	$389.9	100.0%	$466.5	100.0%

Restricted other invested assets

On August 19, 2005, we transferred approximately $344.6 million of investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes (the “Secured Notes”) to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. However, we are entitled to principal and interest payments made on the Secured Notes we hold. Under U.S. GAAP, the transaction is accounted for as a secured borrowing. Accordingly, the Secured Notes are included within our consolidated financial statements as available-for-sale fixed maturities and the liability equal to the proceeds received upon transfer has been included in Other Liabilities. Additionally, the investment securities transferred are included in Other Invested Assets and are shown as restricted assets.

As of December 31, 2005, the amortized cost, gross unrealized gains and losses, and estimated fair value of our restricted other invested assets are as follows:

2005	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
(Dollar amounts in millions)
Fixed maturities:
Foreign other	$324.3	$2.9	$(4.3)	$322.9
U.S. corporate	9.0	0.2	(0.1)	9.1

Total restricted securities	$333.3	$3.1	$(4.4)	$332.0

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

The scheduled maturity distribution of the restricted fixed maturity portfolio at December 31, 2005 follows. Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollar amounts in millions)	Amortized cost	Estimated fair value
Due in one year or less	$24.5	$24.5
Due after one year through five years	95.8	94.3
Due after five years through ten years	168.4	167.6
Due after ten years	44.6	45.6

Total restricted fixed maturities	$333.3	$332.0

As of December 31, 2005, $55.9 million of our restricted other invested assets were subject to certain call provisions.

As of December 31, 2005, we did not hold any restricted fixed maturity securities, which individually exceeded 10% of stockholders’ equity.

(3) Deferred Acquisition Costs

Activity impacting deferred acquisition costs for the years ended December 31, was as follows:

(Dollar amounts in millions)	2005	2004	2003
Unamortized balance as of January 1	$255.2	$923.8	$843.3
Cost deferred	93.3	89.1	167.7
Amortization, net	(27.2)	(23.6)	(87.2)
Transfers due to reinsurance transactions with UFLIC	—	(734.1)	—

Unamortized balance as of December 31	321.3	255.2	923.8
Cumulative effect of net unrealized investment gains	(0.2)	(7.1)	(26.8)

Balance as of December 31	$321.1	$248.1	$897.0

(4) Intangible Assets and Goodwill

At December 31, 2005 and 2004, the gross carrying amount and accumulated amortization of intangibles, net of interest accretion, subject to amortization were as follows:

	2005		2004
(Dollar amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Present value of future profits (“PVFP”)	$142.4	$(41.4)	$123.7	$(27.6)
Capitalized software	37.1	(14.4)	31.1	(11.9)
Deferred sales inducements to contractholders	8.7	(0.8)	5.5	(0.2)
All other	1.0	(1.0)	1.0	(1.0)

Total	$189.2	$(57.6)	$161.3	$(40.7)

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

Amortization expense related to intangible assets for the years ended December 31, 2005, 2004, and 2003 was $16.3 million, $23.9 million and $31.7 million, respectively. Amortization expense related to deferred sales inducements to contractholders of $0.6 million and $0.2 million was included in benefits and other changes in policy reserves for the years ended December 31, 2005 and 2004, respectively. There were no deferred sales inducements to contractholders in the year ended December 31, 2003.

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

The following table presents the activity in PVFP for the years ended December 31:

(Dollar amounts in millions)	2005	2004	2003
Unamortized balance as of January 1	$129.7	$173.9	$202.2
Interest accreted at 4.9%, 5.2% and 5.4%, respectively	6.0	7.1	10.2
Amortization	(19.8)	(27.6)	(38.5)
Amounts transferred in connection with reinsurance transactions with UFLIC	—	(23.7)	—

Unamortized balance as of December 31	115.9	129.7	173.9
Accumulated effect of net unrealized investment gains	(14.9)	(33.6)	(45.8)

Balance as of December 31	$101.0	$96.1	$128.1

The estimated percentage of the December 31, 2005 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

2006	10.2%
2007	8.9%
2008	7.8%
2009	7.1%
2010	6.4%

Amortization expenses for PVFP for future periods will be affected by acquisitions, dispositions, realized gains (losses) or other factors affecting the ultimate amount of gross profits realized from certain lines of businesses. Similarly, future amortization expenses for other intangibles will depend on future acquisitions, dispositions and other business transactions.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

(b) Goodwill

Our goodwill balance by segment and activity was as follows:

(Dollar amounts in millions)	Retirement Income & Investments	Protection	Total
Balance as of December 31, 2003	$59.8	$57.5	$117.3
Impairment	59.8	—	59.8

Balance as of December 31, 2004	—	57.5	57.5
Impairment	—	57.5	57.5

Balance as of December 31, 2005	$—	$—	$—

In 2005, we recognized an impairment of $57.5 million to amortization expense in our Protection segment. We currently are not actively writing life insurance in our Protection segment. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

In 2004, as a result of the reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), described in Note 5, we were not able to transfer any goodwill, as the reinsurance transactions with UFLIC did not constitute the disposition of a business. However, as the reinsurance transactions with UFLIC represented a significant portion of our operations, we were required to test goodwill for impairment and recognized an impairment charge of $59.8 million to amortization expense in the Retirement Income and Investments reporting unit for the year ended December 31, 2004. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

(5) Reinsurance

On November 30, 2005, we entered into a reinsurance agreement with First Colony Life Insurance Company (“FCL”), an affiliate, on an indemnity coinsurance, funds withheld basis, to cede 90% of the institutional liabilities arising from the funding agreements issued as part of our registered note program. The maximum amount of the funding agreement liabilities that can be ceded to FCL, without prior notice, is $2.0 billion.

This agreement is accounted for as deposit accounting as it does not transfer adequate insurance risk. No ceding commission was paid under this agreement. We withhold amounts due to FCL as security for the performance of FCL’s obligations under this agreement. We are required to invest the withheld amounts pursuant to investment guidelines agreed to with FCL and to pay the net profit to FCL. Any amounts due under this agreement are settled quarterly.

On April 15, 2004, we entered into reinsurance transactions in which we ceded to UFLIC, an affiliate, substantially all of our in-force blocks of variable annuities and structured settlements. Our in-force variable annuity contracts, excluding the RetireReadySM Retirement Answer Variable Annuity (“Retirement Answer”) product that was not reinsured, had aggregate general account reserves of $2.5 billion as of January 1, 2004. Our in-force structured settlements reinsured had aggregate policyholder reserves of $0.3 billion as of January 1, 2004. The in-force blocks of general account variable annuities and structured settlements ceded to UFLIC had

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

aggregate policyholder reserves of $2.0 billion and $0.2 billion as of December 31, 2005, respectively, and $2.4 billion and $0.2 billion as of December 31, 2004, respectively. The reinsurance transactions with UFLIC were completed and accounted for at book value. We transferred investment assets to UFLIC in exchange for the reinsurance recoverable asset from UFLIC in the amount of $2.1 billion at January 1, 2004. UFLIC also assumed any benefit or expense resulting from third party reinsurance that we have on this block of business. We had $6.9 billion and $7.6 billion in retained assets that are attributable to the separate account portion of the variable annuity business and will make any payments with respect to that separate account portion directly from these assets as of December 31, 2005 and 2004, respectively. The reinsurance transactions with UFLIC were reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit. Under these reinsurance agreements, we continue to perform various management, administration and support services and receive an expense allowance from UFLIC to reimburse us for costs we incur to service the reinsured blocks. Actual costs and expense allowance amounts will be determined by expense studies to be conducted periodically.

Although we are not relieved of our primary obligations to the contractholders, the reinsurance transactions with UFLIC transfer the future financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under these reinsurance agreements, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee will administer the trust accounts and we will be permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, General Electric Capital Corporation (“GE Capital”) agreed to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital at not less than 150% of its company action level, as defined from time to time by the National Association of Insurance Commissioners (“NAIC”).

Concurrently with the consummation of the reinsurance transactions with UFLIC, we paid a dividend to our stockholder consisting of cash and securities. A portion of this dividend, together with amounts paid by certain of our affiliates, was used by GE Financial Assurance Holdings, Inc. to make a capital contribution to UFLIC. The aggregate value of the dividend was $409.5 million, consisting of cash in the amount of $30.4 million and securities in the amount of $379.1 million.

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

In order to limit the amount of loss retention, certain policy risks are reinsured with other insurance companies. The maximum of individual ordinary life insurance normally retained by any one insured with an issue age up to and including 75 is $1.0 million and for issue ages over 75 is $0.1 million. Certain Medicare supplement insurance policies are reinsured on either a quota share or excess of loss basis. We also use reinsurance for guaranteed minimum death benefit (“GMDB”) options on most of our variable annuity products. We monitor both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers. Other than with UFLIC, at December 31, 2005, we had no significant concentrations of variable annuity net at risk reinsurance with any one reinsurer that could have a material impact

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

on our results of operations. At December 31, 2005, 30.4% of our reinsured life insurance net at risk exposure ceded to one company.

Net life insurance in force as of December 31 is summarized as follows:

(Dollar amounts in millions)	2005	2004	2003
Direct life insurance in force	$22,219.1	$24,723.4	$26,889.2
Amounts ceded to other companies	(3,313.6)	(4,045.2)	(4,129.4)
Amounts assumed from other companies	1,638.3	1,863.3	1,970.2

Net in force	$20,543.8	$22,541.5	$24,730.0

Percentage of amount assumed to net	8.0%	8.3%	8.0%

The following table sets forth the effects of reinsurance on premiums earned for the years ended December 31:

(Dollar amounts in millions)	2005	2004	2003
Direct	$113.3	$110.8	$122.9
Assumed	3.8	2.5	2.5
Ceded	(13.6)	(16.5)	(21.4)

Net premiums earned	$103.5	$96.8	$104.0

Percentage of amount assumed to net	3.7%	2.6%	2.4%

Due to the nature of our insurance contracts, premiums earned approximate premiums written.

Reinsurance recoveries recognized as a reduction of benefit expenses amounted to $20.7 million, $21.3 million and $23.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Reinsurance recoveries recognized as a reduction of change in policy reserves amounted to $157.5 million, $106.2 million and $5.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(6) Future Annuity and Contract Benefits

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

Insurance Contracts

Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums, based on mortality, morbidity and other assumptions, which were appropriate at the time the policies were issued or acquired. These assumptions are periodically evaluated for potential reserve deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported and claims in the process of settlement. This estimate is based on our historical

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

experience and the experience of the insurance industry, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

The following table sets forth the major assumptions underlying our recorded liabilities for future annuity and contract benefits:

	Mortality/ morbidity assumption	Interest rate assumption	December 31,
(Dollar amounts in millions)			2005	2004
Investment contracts	Account balance	N/A	$5,888.3	$7,267.9
Limited payment contracts	(a)	3.5% - 11.25%	203.6	203.5
Traditional life insurance contracts	(b)	6.45% - 7.40%	295.8	309.2
Universal life type contracts	Account balance	N/A	1,756.6	1,769.1
Accident and health	(c)	4.5% - 5.25%	57.2	54.9

Total future annuity and contracts benefits			$8,201.5	$9,604.6

(a)	Either the United States Population Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuity Mortality Table and Company experience.
(b)	Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables and Company experience.
(c)	The 1958 Commissioner’s Standard Ordinary Table, 1964 modified and 1987 Commissioner’s Disability Tables and Company experience.

Assumptions as to persistency are based on the Company’s experience.

As described in Note 5, on April 15, 2004 we reinsured our in-force variable annuity contracts, excluding Retirement Answer, to UFLIC, effective as of January 1, 2004. We have continued to sell variable annuities and are retaining that business for our own account.

Our variable annuity contracts provide a basic GMDB, which provides a minimum account value to be paid on the annuitant’s death. Our contractholders have the option to purchase through riders, at an additional charge, enhanced death benefits. Our separate account guarantees are predominately death benefits; we also have some guaranteed minimum withdrawal benefits.

The total account value (excluding the block of business reinsured through the transaction mentioned above) of our variable annuities with death benefits, including both separate account and fixed account assets, is approximately $1,929.4 million and $1,003.9 million at December 31, 2005 and 2004, respectively, with related death benefit exposure (or net amount at risk) of approximately $8.2 million and $3.4 million at December 31, 2005 and 2004, respectively. The liability for our variable annuity contracts with death benefits net of reinsurance is $2.3 million and $0.5 million at December 31, 2005 and 2004, respectively.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

(7) Income Taxes

The total provision (benefit) for income taxes for the years ended December 31, consisted of the following components:

(Dollar amounts in millions)	2005	2004	2003
Current federal income tax	$(13.2)	$34.2	$(21.4)
Deferred federal income tax	37.2	(166.6)	18.3

Total federal income tax	24.0	(132.4)	(3.1)

Current state income tax	(0.8)	(3.5)	—
Deferred state income tax	2.1	(7.4)	—

Total state income tax	1.3	(10.9)	—

Total provision (benefit) for income taxes	$25.3	$(143.3)	$(3.1)

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, is as follows:

(Dollar amounts in millions)	2005	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	1.6	(4.2)	(0.1)
Non-deductible goodwill impairment	36.8	37.8	—
Dividends-received deduction	(17.4)	(11.9)	(53.1)
Reinsurance transactions with UFLIC	—	(315.9)	—
Other, net	(9.8)	0.4	(0.8)

Effective rate	46.2%	(258.8)%	(19.0)%

The components of the net deferred income tax asset as of December 31, are as follows:

(Dollar amounts in millions)	2005	2004
Assets:
Future annuity and contract benefits	$55.8	$65.7
Accrued expenses	48.6	17.5
Deferred tax losses	—	11.0
Other	17.5	28.8

Total deferred income tax asset	121.9	123.0

Liabilities:
Net unrealized gains on investment securities	6.7	38.7
Net unrealized gains on derivatives	0.6	1.9
Investments	6.1	10.4
Present value of future profits	20.1	22.4
Deferred acquisition costs	57.8	4.5
Other	30.5	39.2

Total deferred income tax liability	121.8	117.1

Net deferred income tax asset	$0.1	$5.9

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

Based on our analysis, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable us to realize remaining deferred tax assets. Accordingly, no valuation allowance for deferred tax assets is deemed necessary.

We paid federal and state taxes of $15.5 million, $38.1 million and $7.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, the net deferred income tax asset was $0.1 million and $5.9 million, respectively. At December 31, 2005 and 2004, the current income tax receivable was $1.2 million and $2.6 million, respectively.

(8) Related Party Transactions

We and other direct and indirect subsidiaries of Genworth are parties to an amended and restated services and shared expenses agreement under which each company agrees to provide and each company agrees to receive certain general services. These services include, but are not limited to, data processing, communications, marketing, public relations, advertising, investment management, human resources, accounting, actuarial, legal, administration of agent and agency matters, purchasing, underwriting and claims. Under the terms of the agreement, settlements are made quarterly.

Under this agreement, amounts incurred for these items aggregated $124.7 million, $117.7 million and $47.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. We also charge affiliates for certain services and for the use of facilities and equipment, which aggregated $65.0 million, $65.9 million and $93.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We pay GE Asset Management Incorporated (“GEAM”), an affiliate of GE, for investment services under an investment management agreement. We paid $2.5 million, $3.9 million and $10.5 million in 2005, 2004 and 2003, respectively, to GEAM under this agreement. We also pay Genworth, our ultimate parent, for investment related services. We paid $6.3 million and $3.0 million to Genworth in 2005 and 2004, respectively. We were not assessed these charges in 2003.

We pay interest on outstanding amounts under a credit funding agreement with GNA Corporation, the parent company of GLIC. We have a credit line of $500.0 million with GNA Corporation. Interest expense under this agreement was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. We pay interest at the cost of funds of GNA Corporation, which were 4.3%, 2.2% and 1.3%, as of December 31, 2005, 2004 and 2003, respectively. There was no amount outstanding as of December 31, 2005. The amount outstanding as of December 31, 2004 was $10.7 million and was included with other liabilities in the Consolidated Balance Sheets.

(9) Commitments and Contingencies

Commitments

We have certain investment commitments to provide fixed-rate commercial mortgage loans. The investment commitments, which would be collateralized by related properties of the underlying investments and held for investment purposes, involve varying elements of credit and market risk. We are committed to fund $1.6 million and $6.1 million as of December 31, 2005 and 2004, respectively, in U.S. mortgage loans, which will be held for investment purposes.

We have limited partnership commitments outstanding of $0.3 million and $0.4 million at December 31, 2005 and December 31, 2004, respectively.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

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

Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 which were funded by products of our parent and one of our affiliates. The structured settlement reserves related to this guarantee were $275.1 million as of December 31, 2005.

(10) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the Consolidated Financial Statements at fair value are not included in the following disclosure of fair value; such items include cash and cash equivalents, investment securities, separate accounts, other invested assets and derivative financial instruments. Other financial assets and liabilities—those not carried at fair value or disclosed separately—are discussed below. Apart from certain of our borrowings, certain derivative instruments and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the financial instrument.

The basis on which we estimate fair values is as follows:

Commercial mortgage loans. Based on quoted market prices, recent transactions and/or discounted future cash flows, using current market rates at which similar loans would have been made to similar borrowers.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

All other instruments. Based on comparable market transactions, discounted future cash flows, quoted market prices and /or estimates of the cost to terminate or otherwise settle obligations.

The following represents the fair value of financial assets and liabilities as of December 31:

	2005					2004
(Dollar amounts in millions)	Notional amount			Carrying amount	Estimated fair value	Notional amount			Carrying amount	Estimated fair value
Assets:
Commercial mortgage loans	$	(a	)	$1,042.1	$1,054.7	$	(a	)	$1,207.7	$1,252.4
Other financial instruments		(a	)	19.6	27.0		(a	)	23.1	27.1
Liabilities:
Borrowings and related instruments:
Borrowings		(a	)	—	—		(a	)	10.7	10.7
Investment contract benefits		(a	)	5,888.3	5,835.0		(a	)	7,267.9	7,276.0
Other firm commitments:
Ordinary course of business lending commitments		1.6		—	—		31.5		—	—
Commitments to fund limited partnerships		0.3		—	—		0.4		—	—

(a)	These financial instruments do not have notional amounts.

(11) Non-controlled Entities

One of the most common forms of off-balance sheet arrangements is asset securitization. We use GE Capital sponsored and third party entities to facilitate asset securitizations. As part of this strategy, management considers the relative risks and returns of our alternatives and predominately uses GE Capital-sponsored entities. Management believes these transactions could be readily executed through third party entities at insignificant incremental cost.

The following table summarizes the current balance of assets sold to SPEs as of December 31:

(Dollar amounts in millions)	2005	2004
Assets secured by:
Commercial mortgage loans	$96.5	$112.7
Fixed maturities	66.1	86.4
Other receivables	91.5	98.8

Total assets	$254.1	$297.9

Each of the categories of assets shown in the table above represents portfolios of assets that are highly rated. Examples of each category include: commercial mortgage loans—loans on diversified commercial property; fixed maturities—domestic and foreign, corporate and government securities; other receivables—primarily policy loans.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

We evaluate the economic, liquidity and credit risk related to the above SPEs and believe that the likelihood is remote that any such arrangements could have a significant adverse effect on our operations, cash flows, or financial position. Financial support for certain SPEs is provided under credit support agreements, in which Genworth provides limited recourse for a maximum of $119 million of credit losses in such entities. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital. We may record liabilities, for such guarantees based on our best estimate of probable losses. To date, no SPE has incurred a loss.

Sales of securitized assets to SPEs result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. There were no off-balance sheet securitization transactions in 2005, 2004 and 2003.

Retained interests and recourse obligations related to such sales that are recognized in our consolidated financial statements are as follows:

	December 31,
	2005		2004
(Dollar amounts in millions)	Cost	Fair value	Cost	Fair value
Retained interests—assets	$8.0	$10.4	$9.7	$11.5
Servicing assets	—	—	—	—
Recourse liability	—	—	—	—

Total	$8.0	$10.4	$9.7	$11.5

Retained interests. In certain securitization transactions, we retain an interest in transferred assets. Those interests take various forms and may be subject to credit prepayment and interest rate risks. When we securitize receivables, we determine fair value based on discounted cash flow models that incorporate, among other things, assumptions including credit losses, prepayment speeds and discount rates. These assumptions are based on our experience, market trends and anticipated performance related to the particular assets securitized. Subsequent to recording retained interests, we review recorded values quarterly in the same manner and using current assumptions.

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

(12) Restrictions on Dividends

Insurance companies are restricted by state regulations departments as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

limits. The limits are generally based on the lesser of 10% of the prior year surplus or prior year net gain from operations. Dividends in excess of the prescribed limits or our earned surplus require formal approval from the Commonwealth of Virginia State Corporation Commission, Bureau of Insurance. Based on statutory results as of December 31, 2005, we are able to distribute $33.0 million in dividends in 2006 without obtaining regulatory approval.

In 2005, we declared and paid a common stock dividend of $440.3 million consisting of securities. In 2004, concurrently with the consummation of the reinsurance transactions with UFLIC, we paid a dividend to our stockholder consisting of cash and securities. A portion of this dividend, together with amounts paid by certain of our affiliates, was used by GE Financial Assurance Holdings, Inc. to make a capital contribution to UFLIC. The aggregate value of the dividend was $409.5 million, consisting of cash in the amount of $30.4 million and securities in the amount of $379.1 million.

In addition to the common stock dividends, we declared and paid preferred stock dividends of $9.6 million for each of the years ended December 31, 2005, 2004 and 2003.

(13) Supplementary Financial Data

We file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis prescribed by such authorities (statutory basis). Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income and stockholders’ equity. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. We have no permitted accounting practices.

For the years ended December 31, statutory net (loss) income and statutory capital and surplus is summarized below:

(Dollar amounts in millions)	2005	2004	2003
Statutory net income (loss)	$144.4	$105.8	$(28.0)
Statutory capital and surplus	476.0	817.2	562.4

The NAIC has adopted Risk Based Capital (“RBC”) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risks. The RBC formula is designated as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor our RBC level. At December 31, 2005 and 2004, we exceeded the minimum required RBC levels.

(14) Operating Segment Information

Our operations are conducted under two reporting segments corresponding to customer needs: (1) Retirement Income and Investments and (2) Protection.

Retirement Income and Investments is comprised of products offered to individuals who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income and seek to protect against outliving their assets and to institutions seeking investment products.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

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

We use the same accounting policies and procedures to measure segment earnings and assets as we use to measure our consolidated net income and assets. Segment earnings are generally income before income taxes and cumulative effect of accounting change. Realized gains (losses), net of taxes, are allocated to the Corporate and Other segment. Segment earnings represent the basis on which the performance of our business is assessed by management. Premiums and fees, other income, benefits and acquisition and operating expenses and policy related amortization are attributed directly to each operating segment. Net investment income and invested assets are allocated based on the assets required to support the underlying liabilities and capital of the products included in each segment.

The following is a summary of industry segment activity for December 31, 2005, 2004 and 2003:

2005	Retirement Income and Investments	Protection	Corporate and Other	Consolidated
(Dollar amounts in millions)
Net investment income	$229.5	$141.0	$41.2	$411.7
Net realized investment losses	—	—	(4.5)	(4.5)
Premiums	0.1	103.4	—	103.5
Other revenues	58.6	135.9	—	194.5

Total revenues	288.2	380.3	36.7	705.2

Interest credited, benefits and other changes in policy reserves	194.1	265.4	—	459.5
Acquisition and operating expenses, net of deferrals	33.3	34.6	22.0	89.9
Amortization of deferred acquisition costs and intangibles	20.1	80.9	—	101.0

Total benefits and expenses	247.5	380.9	22.0	650.4

Income (loss) before income taxes	40.7	(0.6)	14.7	54.8
Provision (benefit) for income taxes	3.2	20.2	1.9	25.3

Net income (loss)	$37.5	$(20.8)	$12.8	$29.5

Total assets	$15,507.4	$2,680.0	$694.6	$18,882.0

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

2004	Retirement Income and Investments	Protection	Corporate and Other	Consolidated
(Dollar amounts in millions)
Net investment income	$238.5	$140.3	$42.2	$421.0
Net realized investment gains	—	—	5.7	5.7
Premiums	0.4	96.4	—	96.8
Other revenues	40.0	136.4	—	176.4

Total revenues	278.9	373.1	47.9	699.9

Interest credited, benefits and other changes in policy reserves	202.4	271.6	—	474.0
Acquisition and operating expenses, net of deferrals	17.1	31.1	15.0	63.2
Amortization of deferred acquisition costs and intangibles	78.6	28.7	—	107.3

Total benefits and expenses	298.1	331.4	15.0	644.5

Income (loss) before cumulative effect of change in accounting principle	(19.2)	41.7	32.9	55.4
Provision (benefit) for income taxes	8.2	14.8	(166.3)	(143.3)

Income (loss) before cumulative effect of change in accounting principle	(27.4)	26.9	199.2	198.7
Cumulative effect of change in accounting principle, net of tax	0.7	—	—	0.7

Net income (loss)	$(26.7)	$26.9	$199.2	$199.4

Total assets	$16,742.4	$2,748.2	$1,347.3	$20,837.9

2003	Retirement Income and Investments	Protection	Corporate and Other	Consolidated
(Dollar amounts in millions)
Net investment income (loss)	$402.7	$152.5	$(17.2)	$538.0
Net realized investment gains	—	—	3.9	3.9
Premiums	(1.7)	105.7	—	104.0
Other revenues	150.8	143.8	0.3	294.9

Total revenues	551.8	402.0	(13.0)	940.8

Interest credited, benefits and other changes in policy reserves	362.0	294.3	—	656.3
Acquisition and operating expenses, net of deferrals	46.4	55.3	47.3	149.0
Amortization of deferred acquisition costs and intangibles	84.9	34.0	—	118.9

Total benefits and expenses	493.3	383.6	47.3	924.2

Income (loss) before income taxes	58.5	18.4	(60.3)	16.6
Provision (benefit) for income taxes	14.7	6.5	(24.3)	(3.1)

Net income (loss)	$43.8	$11.9	$(36.0)	$19.7

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(Dollar amounts in millions)

(15) Quarterly Financial Data (unaudited)

Our unaudited summarized quarterly financial data for the years ended December 31, were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(Dollar amounts in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Net investment income	$107.8	$129.1	$98.1	$84.4	$101.5	$100.0	$104.3	$107.5

Total revenues	$184.1	$232.2	$170.9	$119.0	$172.3	$174.5	$177.9	$174.2

Earnings (loss) before cumulative effect of change in accounting principle (1)	$27.0	$6.5	$15.4	$150.4	$(37.9)	$19.0	$25.0	$22.8

Net income (loss)	$27.0	$7.2	$15.4	$150.4	$(37.9)	$19.0	$25.0	$22.8

(1)	See note 1 (t) of the Consolidated Financial Statements.

The Consolidated Statements of Cash Flows previously reported in our 2005 quarterly reports on Form 10-Q have been revised to reflect changes in the treatment of net receivable/payable from unsettled investment purchases and sales. These changes previously classified within cash flows from operating activities have been reclassified to cash flows from investing activities, as such balances pertained to investments.

As a result of the revisions, previously reported cash flows from operating activities and cash flows from investing activities were increased or decreased for the following periods:

	Three months ended March 31,		Six months ended June 30,		Nine months ended September 30,
(Dollar amounts in millions)	2005	2004	2005	2004	2005	2004
Net cash from operating activities:
As originally reported	$41.6	$99.1	$143.8	$35.8	$73.9	$281.6
Impact of revisions	274.8	59.0	47.4	112.5	99.7	(16.7)

Revised	$316.4	$158.1	$191.2	$148.3	$173.6	$264.9

Net cash from investing activities:
As originally reported	$534.4	$169.0	$880.8	$308.6	$1,130.1	$231.4
Impact of revisions	(274.8)	(59.0)	(47.4)	(112.5)	(99.7)	16.7

Revised	$259.6	$110.0	$833.4	$196.1	$1,030.4	$248.1

The revisions have no impact on the total change in cash and cash equivalents within our Consolidated Statements of Cash Flows or on our Consolidated Statements of Income or Consolidated Balance Sheets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Genworth Life and Annuity Insurance Company:

Under the date of March 10, 2006, we reported on the consolidated balance sheets of Genworth Life and Annuity Insurance Company and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004.

/s/    KPMG LLP

Richmond, Virginia

March 10, 2006

Schedule I

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

Summary of investments—other than investments in related parties

December 31, 2005

(Dollar amounts in millions)

Type of Investment	Amortized cost or cost	Estimated fair value	Carrying value
Fixed maturities:
Bonds:
U.S. government, agencies and authorities	$70.2	$70.2	$70.2
Government—non U.S.	101.9	111.4	111.4
Public utilities	353.9	357.2	357.2
All other corporate bonds	4,400.7	4,421.6	4,421.6

Total fixed maturities	4,926.7	4,960.4	4,960.4
Equity securities	15.3	23.3	23.3
Commercial mortgage loans	1,042.1	xxxxx	1,042.1
Policy loans	158.3	xxxxx	158.3
Other invested assets (1)	388.6	xxxxx	387.4

Total investments	$6,531.0	xxxxx	$6,571.5

(1)	The amount shown in the Consolidated Balance Sheet for other invested assets differs from cost as other invested assets include derivatives which are reported at estimated fair value.

See Accompanying Report of Independent Registered Public Accounting Firm.

Schedule III

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

Supplemental Insurance Information

(Dollar amounts in millions)

Segment	Deferred Acquisition Costs	Future Annuity And Contract Benefits & Liability For Policy and Contract Claims	Unearned Premiums	Other Policyholder Liabilities (Excluding Unearned Premiums)	Premium Revenue
December 31, 2005:
Retirement Income and Investments	$245.4	$6,095.0	$—	$184.0	$0.1
Protection	75.7	2,188.6	22.2	0.9	103.4
Corporate and Other	—	—	—	—	—

Total	$321.1	$8,283.6	$22.2	$184.9	$103.5

December 31, 2004:
Retirement Income and Investments	$171.0	$7,474.6	$—	$210.7	$0.4
Protection	77.1	2,219.4	24.0	1.2	96.4
Corporate and Other	—	—	—	—	—

Total	$248.1	$9,694.0	$24.0	$211.9	$96.8

December 31, 2003:
Retirement Income and Investments					$(1.7)
Protection					105.7
Corporate and Other					—

Total					$104.0

Segment	Net Investment Income	Interest Credited & Benefits and Other Changes Policy Reserves	Acquisition and Operating Expenses, net of deferrals	Amortization of Deferred Acquisition Costs and Intangibles	Premiums Written
December 31, 2005:
Retirement Income and Investments	$229.5	$194.1	$33.3	$20.1	$0.4
Protection	141.0	265.4	34.6	80.9	102.7
Corporate and Other	41.2	—	22.0	—	—

Total	$411.7	$459.5	$89.9	$101.0	$103.1

December 31, 2004:
Retirement Income and Investments	$238.5	$202.4	$17.1	$78.6	$0.3
Protection	140.3	271.6	31.1	28.7	97.1
Corporate and Other	42.2	—	15.0	—	—

Total	$421.0	$474.0	$63.2	$107.3	$97.4

December 31, 2003:
Retirement Income and Investments	$402.7	$362.0	$46.4	$84.9	$(1.7)
Protection	152.5	294.3	55.3	34.0	105.4
Corporate and Other	(17.2)	—	47.3	—	—

Total	$538.0	$656.3	$149.0	$118.9	$103.7

See Accompanying Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

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

/s/ PAMELA S. SCHUTZ
Pamela S. Schutz President and Chief Executive Officer

/s/ J. KEVIN HELMINTOLLER
J. Kevin Helmintoller Senior Vice President and Chief Financial Officer

March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Genworth Life and Annuity Insurance Company:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that Genworth Life and Annuity Insurance Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Genworth Life and Annuity Insurance Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genworth Life and Annuity Insurance Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Life and Annuity Insurance Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and for separate accounts in 2004.

/s/    KPMG LLP

Richmond, Virginia

March 10, 2006

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2005

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information omitted in accordance with General Instructions I (2)(c)

Item 13. Certain Relationships and Related Transactions.

Information omitted in accordance with General Instructions I (2)(c).

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A with regard to the Company’s parent entity, Genworth Financial, Inc. will be provided in Genworth Financial Inc.’s definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Independent Auditor,” and possibly elsewhere therein. That information is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.	Documents filed as part of this report.

1. Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
Schedule I. Summary of investments—other than investments in related parties
Schedule III. Supplemental Insurance Information
All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the financial statements or notes thereto.

2. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Genworth Life and Annuity Insurance Company, (incorporated by reference to as Exhibit 3.1 to the Current Report on Form 8-K filed January 4, 2006)

3.2	Amended and Restated By-Laws of Genworth Life and Annuity Insurance Company (filed herewith)

10.1	Reinsurance Agreement by and between GE Life and Annuity Insurance Company and First Colony Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 2, 2005)

12	Statement of Ratio of Earnings to Fixed Charges (filed herewith)

21	Subsidiaries, Information omitted in accordance with General Instructions I (2)(b)

23	Consent of KPMG LLP (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Pamela S. Schutz (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - J. Kevin Helmintoller (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Pamela S. Schutz (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - J. Kevin Helmintoller (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2006

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

By	/s/ JOHN A. ZELINSKE
John A. Zelinske Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the date indicated.

Dated: March 14, 2006

/S/ PAMELA S. SCHULTZ Pamela S. Schutz	Chairperson of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ J. KEVIN HELMINTOLLER J. Kevin Helmintoller	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOHN A. ZELINSKE John A. Zelinske	Vice President and Controller (Principal Accounting Officer)

/s/ GEOFFREY S. STIFF Geoffrey S. Stiff	Director, Senior Vice President

/s/ PAUL A. HALEY Paul A. Haley	Director, Senior Vice President

/s/ THOMAS M. STINSON Thomas M. Stinson	Director, Senior Vice President

/s/ BRIAN W. HAYNES Brian W. Haynes	Director, Senior Vice President

/s/ ROBERT T. METHVEN Robert T. Methven	Director, Senior Vice President

/s/ LEON E. RODAY Leon E. Roday	Director, Senior Vice President

/s/ DANIEL C. MUNSON Daniel C. Munson	Director, Senior Vice President