Form 10-Q
period 2006-03-31
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2006-05-09
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

At May 9, 2006, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of Genworth Life and Annuity Insurance Company is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1. Condensed, Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF NET EARNINGS

(Dollar amounts in millions)

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Net investment income	$91.9	$107.8
Net realized investment gains (losses)	(4.5)	3.1
Premiums	24.9	25.0
Cost of insurance fees	37.1	37.9
Variable product fees	8.7	4.1
Other income	7.3	6.2

Total revenues	165.4	184.1

Benefits and expenses:
Interest credited	68.1	70.9
Benefits and other changes in policy reserves	54.6	51.7
Acquisition and operating expenses, net of deferrals	16.8	21.5
Amortization of deferred acquisition costs and intangibles	11.9	4.0

Total benefits and expenses	151.4	148.1

Net earnings before income taxes	14.0	36.0
Provision for income taxes	4.1	9.0

Net earnings	$9.9	$27.0

See Notes to Condensed, Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollar amounts in millions, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$5,503.3	$5,266.3
Equity securities available-for-sale, at fair value	21.5	19.3
Commercial mortgage loans	1,112.4	1,042.1
Policy loans	161.5	158.3
Other invested assets ($316.9 and $332.0 restricted)	403.3	404.9

Total investments	7,202.0	6,890.9
Cash and cash equivalents	431.8	344.0
Accrued investment income	70.4	63.6
Deferred acquisition costs	351.4	321.1
Intangible assets	130.6	131.6
Reinsurance recoverable	2,049.9	2,307.4
Deferred income tax asset	8.1	0.1
Other assets	76.1	46.0
Separate account assets	9,332.0	8,777.3

Total assets	$19,652.3	$18,882.0

Liabilities and Stockholders’ equity
Liabilities:
Future annuity and contract benefits	$8,461.5	$8,201.5
Liability for policy and contract claims	78.6	82.1
Other policyholder liabilities	172.1	207.1
Other liabilities ($322.5 and $333.3 restricted)	521.6	516.2
Separate account liabilities	9,332.0	8,777.3

Total liabilities	18,565.8	17,784.2

Commitments and contingencies
Stockholders’ equity:
Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(8.5)	12.5
Derivatives qualifying as hedges	0.9	1.1

Total accumulated other comprehensive income (loss)	(7.6)	13.6
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	938.6	938.6
Retained earnings	9.9	—

Total stockholders’ equity	1,086.5	1,097.8

Total liabilities and stockholders’ equity	$19,652.3	$18,882.0

See Notes to Condensed, Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollar amounts in millions, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Share	Amount	Share	Amount
Balances as of December 31, 2004	120,000	$120.0	25,651	$25.6	$1,061.1	$75.3	$308.0	$1,590.0
Comprehensive income (loss):
Net earnings	—	—	—	—	—	—	27.0	27.0
Net unrealized gains on investment securities	—	—	—	—	—	(35.5)	—	(35.5)
Derivatives qualifying as hedges	—	—	—	—	—	(2.2)	—	(2.2)

Total comprehensive income (loss)								(10.7)

Balances as of March 31, 2005	120,000	$120.0	25,651	$25.6	$1,061.1	$37.6	$335.0	$1,579.3

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Share	Amount	Share	Amount
Balances as of December 31, 2005	120,000	$120.0	25,651	$25.6	$938.6	$13.6	$—	$1,097.8
Comprehensive income (loss):
Net earnings	—	—	—	—	—	—	9.9	9.9
Net unrealized gains on investment securities	—	—	—	—	—	(21.0)	—	(21.0)
Derivatives qualifying as hedges	—	—	—	—	—	(0.2)	—	(0.2)

Total comprehensive income (loss)								(11.3)

Balances as of March 31, 2006	120,000	$120.0	25,651	$25.6	$938.6	$(7.6)	$9.9	$1,086.5

See Notes to Condensed, Consolidated Financial Statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in millions)

(Unaudited)

	Three months ended March 31,
	2006	2005
		(Revised— see note 6)
Cash flows from operating activities
Net earnings	$9.9	$27.0
Adjustments to reconcile net earnings to net cash from operating activities:
Change in future policy benefits	42.7	8.4
Change in deferred acquisition costs and intangible assets	(22.2)	(17.6)
Change in other liabilities and other policy-related balances	(117.9)	9.6
Other, net	(17.9)	26.5

Net cash from operating activities	(105.4)	53.9

Cash flows from investing activities
Proceeds from sales and maturities of investment securities and other invested assets	459.0	682.7
Principal collected on commercial mortgage loans	24.7	70.0
Purchases of investment securities and other invested assets	(652.3)	(198.0)
Commercial mortgage loan originations	(95.2)	(31.0)
Policy loans, net	(3.2)	(1.6)

Net cash from investing activities	(267.0)	522.1

Cash flows from financing activities
Proceeds from issuance of investment contracts	1,164.3	302.7
Redemption and benefit payments on investment contracts	(704.1)	(797.2)
Proceeds from short-term borrowings	—	264.4
Payments on short-term borrowings	—	(275.1)

Net cash from financing activities	460.2	(505.2)

Net change in cash and cash equivalents	87.8	70.8
Cash and cash equivalents at beginning of period	344.0	26.4

Cash and cash equivalents at end of period	$431.8	$97.2

See Notes to Condensed, Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed, consolidated quarterly financial statements represent Genworth Life and Annuity Insurance Company and its subsidiaries, Assigned Settlement, Inc. and GNWLAAC Real Estate Holding, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Genworth Life and Annuity Insurance Company (the “Company,” “we,” “us,” or “our” unless the context otherwise requires) is a stock life insurance company operating under a charter granted by the Commonwealth of Virginia on March 21, 1871 as The Life Insurance Company of Virginia. An affiliate of General Electric Company (“GE”) acquired us on April 1, 1996 and ultimately contributed the majority of the outstanding common stock to the Genworth Life Insurance Company (“GLIC”).

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

The accompanying condensed, consolidated quarterly financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the United States Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported income amounts and related disclosures. Actual results could differ from those estimates. These condensed, consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the financial position, results of operations, and cash flow for the periods presented. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed, consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2005 contained in our Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation.

We principally offer annuity contracts, guaranteed investment contracts (“GICs”), funding agreements, funding agreements backing notes, Medicare supplement insurance and life insurance policies. We do business in the District of Columbia and in all states, except New York.

2. Accounting Pronouncements

Recently Adopted

As of January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. Adoption of SFAS No. 155 did not have a material impact on our condensed, consolidated financial statements.

Not Yet Adopted

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact SOP 05-1 will have on our condensed, consolidated results of operations or financial position.

3. Investments

The following table sets forth information about our net investment income for the components of our investment portfolio for the three months ended March 31:

(Dollar amounts in millions)	2006	2005
Fixed maturities—taxable	$74.8	$85.9
Commercial mortgage loans	16.1	19.5
Equity securities	0.2	0.6
Other investments	1.2	2.3
Policy loans	1.6	2.0

Gross investment income before expenses and fees	93.9	110.3
Expenses and fees	(2.0)	(2.5)

Net investment income	$91.9	$107.8

The following table sets forth gross realized investment gains and losses from the sales and impairments of investment securities classified as available-for-sale for the three months ended March 31:

(Dollar amounts in millions)	2006	2005
Gross realized investment:
Gains on sale	$3.7	$8.1
Losses on sale	(8.2)	(1.3)
Impairment losses	—	(3.7)

Net realized investment gains (losses)	$(4.5)	$3.1

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For the three months ended March 31, 2006, we did not recognize any impairment losses. For the three months ended March 31, 2005, we recognized impairment losses of $3.7 million. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. The aggregate fair value of securities sold at a loss during the three months ended March 31, 2006 was $225.0 million, which was approximately 96.5% of book value.

As of March 31, 2006, the amortized cost or cost, gross unrealized investment gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government and agency	$66.1	$0.3	$(0.6)	$65.8
Government—non U.S.	106.2	10.2	(0.3)	116.1
U.S. corporate	2,804.8	33.2	(37.4)	2,800.6
Corporate—non U.S.	479.7	7.3	(9.6)	477.4
Mortgage and asset-backed	2,067.2	9.8	(33.6)	2,043.4

Total fixed maturities	5,524.0	60.8	(81.5)	5,503.3
Equity securities	13.8	7.7	—	21.5

Total available-for-sale securities	$5,537.8	$68.5	$(81.5)	$5,524.8

As of December 31, 2005, the amortized cost or cost, gross unrealized investment gains and losses, and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Dollar amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government and agency	$70.2	$0.5	$(0.5)	$70.2
Government—non U.S.	101.9	9.7	(0.2)	111.4
U.S. corporate	2,784.5	55.8	(23.3)	2,817.0
Corporate—non U.S.	440.7	10.1	(5.6)	445.2
Mortgage and asset-backed	1,839.0	7.7	(24.2)	1,822.5

Total fixed maturities	5,236.3	83.8	(53.8)	5,266.3
Equity securities	13.7	5.6	—	19.3

Total available-for-sale securities	$5,250.0	$89.4	$(53.8)	$5,285.6

Included in other invested assets are certain securities that are designated as trading and, accordingly, are held at fair value with changes in fair value included in net realized investment gains (losses) in the condensed, consolidated statement of earnings. As of March 31, 2006 and December 31, 2005, the fair value of the trading portfolio was $21.4 million and $15.0 million, respectively. There was no material unrealized investment gain (loss) on our securities designated as trading as cost approximates fair value.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Impairments of investment securities

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2006:

	Less Than 12 Months			12 Months or More
	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. government and agency	$38.6	$(0.3)	8	$13.8	$(0.4)	4
Government—non U.S.	15.3	(0.2)	16	—	—	—
U.S. corporate	1,010.7	(25.8)	215	333.9	(11.5)	71
Corporate—non U.S.	194.5	(6.3)	52	90.2	(3.3)	17
Asset backed	517.8	(12.1)	42	95.6	(1.4)	21
Mortgage backed	581.5	(16.8)	120	134.2	(3.4)	41

Total temporarily impaired securities	$2,358.4	$(61.5)	453	$667.7	$(20.0)	154

% Below cost—fixed maturities:
<20% Below cost	$2,358.4	$(61.5)	453	$663.8	$(18.3)	153
20-50% Below cost	—	—	—	3.9	(1.7)	1
>50% Below cost	—	—	—	—	—	—

Total fixed maturities	$2,358.4	$(61.5)	453	$667.7	$(20.0)	154

Investment grade	$2,250.5	$(59.9)	417	$646.9	$(17.3)	142
Below investment grade	107.9	(1.6)	36	20.8	(2.7)	12
Not Rated	—	—	—	—	—	—

Total temporarily impaired securities	$2,358.4	$(61.5)	453	$667.7	$(20.0)	154

The investment securities in an unrealized loss position as of March 31, 2006, consist of 607 securities accounting for unrealized losses of $81.5 million. Of these unrealized losses, 94.7% are investment grade (rated AAA through BBB-) and 97.9% are less than 20% below cost. The amount of the unrealized loss on these securities is primarily attributable to increases in interest rates and changes in credit spreads.

Of the investment securities in an unrealized loss position as of March 31, 2006, one security is below cost 20% or more and below investment grade (rated BB+ and below) for twelve months or more accounting for unrealized losses of $1.7 million. The issuer of the security is in the automotive industry and is current on all terms. The unrealized loss on the automotive investment was primarily caused by legacy issues, declines in market share and further credit downgrades. The automotive issuer continues to maintain significant liquidity relative to its maturity and, at this time, we expect to collect full principal and interest.

As of March 31, 2006, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Operating Segment Information

We conduct our operations in three business segments: (1) Retirement Income and Investments, which includes deferred annuities (variable and fixed) and variable life insurance and specialized products, including GICs, funding agreements and funding agreements backing notes; (2) Protection, which includes universal life insurance, interest-sensitive whole life insurance and Medicare supplement insurance; and (3) Corporate and Other, which includes unallocated net realized investment gains (losses), corporate income, expenses and income taxes.

In 2006, we began to allocate net realized investment gains (losses) from our Corporate and Other segment to our Retirement Income and Investments and Protection segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels.

Prior to 2006, all net realized investment gains (losses) were recorded in the Corporate and Other segment and were not reflected in the results of any of our other segments.

We use the same accounting policies and procedures to measure segment earnings and assets as our condensed, consolidated net earnings and assets. Segment earnings represent the basis on which the performance of our business is assessed by management.

The following is a summary of operating segment activity:

	Three months ended March 31,
(Dollar amounts in millions)	2006	2005
Revenues
Retirement Income and Investments	$72.2	$73.4
Protection	91.7	94.5
Corporate and Other	1.5	16.2

Total revenues	$165.4	$184.1

Net earnings before income taxes
Retirement Income and Investments	$8.3	$17.7
Protection	5.2	11.1
Corporate and Other	0.5	7.2

Net earnings before income taxes	$14.0	$36.0

The following is a summary of total assets by operating segment:

(Dollar amounts in millions)	March 31, 2006	December 31, 2005
Assets
Retirement Income and Investments	$16,344.2	$15,507.4
Protection	2,683.3	2,680.0
Corporate and Other	624.8	694.6

Total assets	$19,652.3	$18,882.0

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Commitments and Contingencies

Commitments

As of March 31, 2006, we are committed to fund $25.0 million in U.S. commercial mortgage loans that will be held for investment purposes.

Litigation

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

Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 that were funded by products of our parent and one of our affiliates. The structured settlement future annuity and contract benefits liability related to this guarantee were $275.2 million as of March 31, 2006.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Revisions of Previously Reported Cash Flow Information

The condensed, consolidated statement of cash flows previously reported in our quarterly report on Form 10-Q for the three months ended March 31, 2005 and subsequently revised in our Annual Report on Form 10-K for the year ended December 31, 2005 has been revised to reflect certain reclassifications related to unsettled investment trades between operating and investing activities. The effect of the revisions on previously reported condensed, consolidated cash flows is as follows:

(Dollar amounts in millions)	Three months ended March 31, 2005
Net cash from operating activities:
As originally reported	$41.6
Impact of revisions	274.8

As reported on 2005 Form 10-K	316.4
Impact of revisions	(262.5)

Revised	$53.9

Net cash from investing activities:
As originally reported	$534.4
Impact of revisions	(274.8)

As reported on 2005 Form 10-K	259.6
Impact of revisions	262.5

Revised	$522.1

The revisions have no impact on the total change in cash and cash equivalents within our condensed, consolidated statement of cash flows and have no impact on our condensed, consolidated statement of income or condensed, consolidated balance sheet. No revisions of the amounts reported in our Annual Report on Form 10-K were necessary for the six months ended June 30, 2005, nine months ended September 30, 2005 and for the year ended December 31, 2005 because the balances of the unsettled investment trades impacting the revisions were not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•	Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, insufficiency of reserves, illiquidity of investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, availability and adequacy of reinsurance, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, political or economic instability, the failure or any compromise of the security of our computer systems and the occurrence of natural or man-made disasters or pandemic disease;

•	Risks relating to our Retirement Income and Investments and Protection segments, including unexpected changes in mortality, accelerated amortization of deferred acquisition costs and present value of future profits, medical advances such as genetic mapping research, unexpected changes in persistency rates, and changes in tax and securities laws; and

•	Risks relating to our separation from GE, including the possibility that we will not be able to replace services previously provided by GE on terms that are at least as favorable.

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

•	Retirement Income and Investments. We offer deferred annuities (variable and fixed) and variable life insurance to a broad range of individual consumers who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income and seek to protect against outliving their assets. We also offer GICs, funding agreements and funding agreements backing notes as investment products to institutional buyers.

•	Protection. Our Protection segment includes universal life insurance, interest-sensitive whole life insurance and Medicare supplement insurance. Life insurance products provide protection against financial hardship after the death of an insured by providing cash payment to the beneficiaries of the policyholder. Medicare supplement insurance provides coverage for Medicare-qualified expenses that are not covered by Medicare because of applicable deductibles or maximum limits.

We also have a Corporate and Other segment, which consists primarily of unallocated net realized investment gains (losses), corporate income, expenses and income taxes.

Our financial information

The financial information presented herein has been derived from our condensed, consolidated financial statements.

Revenues and expenses

Our revenues consist primarily of the following:

•	Retirement Income and Investments. The revenues in our Retirement Income and Investments segment consist primarily of:

•	net investment income allocated to this segment;

•	net realized investment gains (losses) allocated to this segment; and

•	product fees and other income, including surrender charges and mortality and expense charges.

•	Protection. The revenues in our Protection segment consist primarily of:

•	net premiums earned on individual life and Medicare supplement insurance policies;

•	net investment income allocated to this segment;

•	net realized investment gains (losses) allocated to this segment; and

•	product fees and other income, including fees for mortality and surrender charges primarily from universal life insurance policies, and other administrative charges.

•	Corporate and Other. The revenues in our Corporate and Other segment consist primarily of:

•	unallocated net investment income; and

•	unallocated net realized investment gains (losses).

We allocate net investment income from our Corporate and Other segment to our Retirement Income and Investments and Protection segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels.

In 2006, we began to allocate net realized investment gains (losses) from our Corporate and Other segment to our Retirement Income and Investments and Protection segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels.

Prior to 2006, all net realized investment gains (losses) were recorded in the Corporate and Other segment and were not reflected in the results of any of our other segments.

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

Critical accounting policies

The accounting policies discussed in this section are those that we consider to be particularly critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. These policies relate to valuation of investment securities and impairment of investment securities, deferred acquisition costs (“DAC”), present value of future profits (“PVFP”), reserves and contingent liabilities. For a discussion of each of these policies, please see the discussion entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2005. For all of these policies, we caution that future events rarely develop exactly as forecasted, and our management’s best estimates may require adjustment.

Recent business trends and conditions

The following business trends and conditions have had a significant impact on our products during the periods covered by this report:

Annuities. Retirement Income and Investments segment results are affected by investment performance, net interest spreads, equity market fluctuations and new product sales. In addition, our competitive position within many of our distribution channels depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. Total new deposits in variable annuities, excluding our Income Distribution Series, decreased by 22.5% from $158.0 million for the three months ended March 31, 2005 to $122.5 million for the three months ended March 31, 2006. This decline is primarily due to a decrease in additional deposits on a block of reinsured business, as well as a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer due to their risk profile.

We have continued to focus on our Income Distribution Series of variable annuity products and riders. We have witnessed a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for products that provide various forms of guarantee benefits with the opportunity to realize market performance upside. Our Income Distribution Series provide the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of our risks that generally accompany traditional products with guaranteed living benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning. Sales of our Income Distribution Series increased by 199.5% from $85.3 million for the three months ended March 31, 2005 to $255.5 million for the three months ended March 31, 2006.

Results of Operations

The following table sets forth our results of operations.

(Dollar amounts in millions)	Three months ended March 31,		Increase (decrease) and percentage change
	2006	2005	2006 vs. 2005
Revenues:
Net investment income	$91.9	$107.8	$(15.9)	(14.7)%
Net realized investment gains (losses)	(4.5)	3.1	(7.6)	NM (1)
Premiums	24.9	25.0	(0.1)	(0.4)%
Cost of insurance fees	37.1	37.9	(0.8)	(2.1)%
Variable product fees	8.7	4.1	4.6	112.2%
Other income	7.3	6.2	1.1	17.7%

Total revenues	165.4	184.1	(18.7)	(10.2)%

Benefits and expenses:
Interest credited	68.1	70.9	(2.8)	(3.9)%
Benefits and other changes in policy reserves	54.6	51.7	2.9	5.6%
Acquisition and operating expenses, net of deferrals	16.8	21.5	(4.7)	(21.9)%
Amortization of deferred acquisition costs and intangibles	11.9	4.0	7.9	197.5%

Total benefits and expenses	151.4	148.1	3.3	2.2%

Net earnings before income taxes	14.0	36.0	(22.0)	(61.1)%
Provision for income taxes	4.1	9.0	(4.9)	(54.4)%

Net earnings	$9.9	$27.0	$(17.1)	(63.3)%

(1)	Not meaningful

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net earnings. The decrease was primarily attributable to a decrease in net investment income due to a decline in average invested assets primarily resulting from a $440.3 million dividend payment in December 2005 and an increase in net realized investment losses due to the sale of lower yielding securities in order to improve the overall portfolio yield.

Net investment income. Net investment income represents income earned on our investments. The decrease was primarily a result of a $654.6 million, or 8.1%, decline in average invested assets primarily attributable to a $440.3 million dividend payment in December 2005 as well as a decline in GICs and funding agreements as a result of a planned reduction in these products. Also contributing to the decrease was a decline in investment income from partnerships, commercial mortgage loan prepayments and non-qualifying hedges.

Net realized investment gains (losses). Net realized investment gains (losses) consist of gross realized investment gains and gross realized investment (losses), including charges related to impairments. For the three months ended March 31, 2006, gross realized gains and (losses) were $3.7 million and $(8.2) million, respectively. There were no impairment losses recognized during the three months ended March 31, 2006. For the three months ended March 31, 2005, gross realized gains and (losses) were $8.1 million and $(5.0) million, respectively. Realized losses for the three months ended March 31, 2005 included $3.7 million of impairments that were attributable to fixed maturities and limited partnerships ($2.7 million and $1.0 million, respectively). The fixed maturities impairments primarily related to securities issued by companies in the transportation industry. There was no material unrealized investment gain (loss) on our securities designated as trading as cost approximates fair value.

Premiums. Our premiums consist primarily of premiums earned on our whole life policies and Medicare supplement products. Premiums have remained relatively constant from the three months ended March 31, 2005.

Cost of insurance fees. Cost of insurance fees includes contract administration fees charged on our products such as maintenance and initiation charges. The decrease was primarily attributable to a $1.9 million decrease related to the run-off of our universal life business. Offsetting this decrease was a $1.2 million increase in fees for rider benefits on new variable annuity business.

Variable product fees. Variable product fees include charges to cover administrative expenses and mortality and expense risks charged to policyholders. The increase was primarily attributable to growth in our assets under management in our variable annuity business.

Other income. Other income consists primarily of surrender and other fees. The increase was primarily the result of an increase in these fees attributable to the growth in our in-force block of variable annuity business.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. This decrease was primarily due to a $7.6 million decrease attributable to our GICs and funding agreements as a result of a planned reduction in these products and a $1.4 million decline attributable to the runoff of our universal life business. These decreases were partially offset by a $6.2 million increase attributable to our floating rate funding agreements backing notes.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on our products. The increase was primarily attributable to a $2.2 million increase related to higher levels of our funding agreements backing notes and variable annuities, $1.6 million related to an increase in other accident and health claims and $0.7 million related to our Medicare supplement business. The increases were offset by a $1.4 million decrease due to our runoff blocks of life business.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issue expenses. The decrease was due to a $7.6 million decrease in legal expenses as a result of the settlements reached in the three months ended March 31, 2005. There was also a decrease of $2.2 million in renewal commissions related to our Medicare supplement business. These decreases were offset by an increase of $5.4 million related to the growth of our variable annuity products and funding agreements backing notes.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized and PVFP. The increase is primarily the result of $4.6 million lower amortization related to higher mortality experience on universal life policies in the three months ended March 31, 2005. There was also an increase in amortization of deferred acquisition costs of $1.9 million related to higher lapses on Medicare supplement business and an increase of $1.5 million primarily as a result of growth in our variable annuity business.

Provision for income taxes. The effective tax rate increased to 29.3% for the three months ended March 31, 2006 from 25.0% for the three months ended March 31, 2005. The increase in the tax provision was primarily attributable to a decrease in dividends received deductions as a proportion of pretax earnings for the three months ended March 31, 2006.

Investments

Investment results

The following table sets forth information about our investment income, excluding net realized investment gains (losses), for the components of our investment portfolio for the periods indicated:

	For the three months ended March 31,				Increase (decrease)
	2006		2005		2006 vs. 2005
(Dollar amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	5.6%	$74.8	5.2%	$85.9	0.4%	$(11.1)
Commercial mortgage loans	6.0%	16.1	6.5%	19.5	(0.5)%	(3.4)
Equity securities	5.4%	0.2	11.2%	0.6	(5.8)%	(0.4)
Other investments	0.6%	1.2	7.6%	2.3	(7.0)%	(1.1)
Policy loans	3.9%	1.6	5.5%	2.0	(1.6)%	(0.4)

Gross investment income before expenses and fees	5.1%	93.9	5.4%	110.3	(0.3)%	(16.4)
Expenses and fees		(2.0)		(2.5)		0.5

Net investment income	5.0%	$91.9	5.3%	$107.8	(0.3)%	$(15.9)

Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other investments, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The decrease in the investment yield in 2006 was primarily attributable to a decline in investment income from partnerships, commercial mortgage loan prepayments and non-qualifying hedges.

The following table sets forth gross realized investment gains and losses resulting from the sales and impairments of investment securities classified as available-for-sale for the three months ended March 31:

(Dollar amounts in millions)	2006	2005
Gross realized investment:
Gains on sale	$3.7	$8.1
Losses on sale	(8.2)	(1.3)
Impairment losses	—	(3.7)

Net realized investment gains (losses)	$(4.5)	$3.1

For a discussion of the change in net realized investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2006		December 31, 2005
(Dollar amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed-maturities, available-for-sale:
Public	$3,523.0	46.1%	$3,627.8	50.1%
Private	1,980.3	25.9	1,638.5	22.6
Commercial mortgage loans	1,112.4	14.6	1,042.1	14.4
Other investments	403.3	5.3	404.9	5.6
Policy loans	161.5	2.1	158.3	2.2
Equity securities, available-for-sale	21.5	0.3	19.3	0.3
Cash and cash equivalents	431.8	5.7	344.0	4.8

Total cash, cash equivalents and invested assets	$7,633.8	100.0%	$7,234.9	100.0%

Impairments of investment securities

See note 3 of the condensed, consolidated financial statements contained herein.

Capital Resources

Financial Position

Total investments. Total investments increased $311.1 million, or 4.5%, to $7,202.0 million at March 31, 2006 from $6,890.9 million at December 31, 2005. The increase was primarily attributable to an increase in purchases as a result of the $700.0 million issuance of our funding agreements backing notes during 2006 partially offset by sales and paydowns of our investments in the normal course of business.

Investment securities are comprised mainly of investment grade debt securities. Investment securities were $5,524.8 million, including gross unrealized investment gains and (losses) of $68.5 million and $(81.5) million, respectively at March 31, 2006 and $5,285.6 million, including gross unrealized investment gains and (losses) of $89.4 million and $(53.8) million, respectively, at December 31, 2005. The decline in net unrealized investment gains (losses) is due to the higher interest rate environment.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contract holders. As of March 31, 2006, we held $9,332.0 million of separate account assets. The increase of $554.7 million, or 6.3%, from $8,777.3 million at December 31, 2005 was related primarily to the favorable market performance of the underlying securities, which was partially offset by death, surrender and other benefits outpacing new deposits.

Future annuity and contract benefits. Future annuity and contract benefits increased $260.0 million, or 3.2%, to $8,461.5 million at March 31, 2006 from $8,201.5 million at December 31, 2005. The increase was primarily attributable to a $699.5 million increase in funding agreements backing notes. This increase was offset by a $238.3 million decline in future annuity and contract benefits related to the general account portion of a reinsured block of variable annuity products, a $175.6 million decrease in GICs as a result of scheduled maturities and a planned reduction in these products, a $21.8 million decrease attributable to a runoff block of deferred annuities and a $4.2 million decrease attributable to runoff of our life business.

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

The following table sets forth our condensed, consolidated cash flows for the three months ended March 31:

(Dollar amounts in millions)	2006	2005
		(Revised)
Net cash from operating activities	$(105.4)	$53.9
Net cash from investing activities	(267.0)	522.1
Net cash from financing activities	460.2	(505.2)

Cash flows from operating activities are affected by the timing of premiums and fees received and investment income and expenses paid. Principal sources of cash include sales of our products and services. The decrease in cash flows from operating activities for the three months ended March 31, 2006 was primarily the result of the timing of cash settlements of other assets and liabilities.

The decrease in cash from investing activities for the three months ended March 31, 2006 was primarily the result of an increase in purchases of investments primarily driven by the issuance of the funding agreements backing notes.

The net cash from financing activities primarily relates to investment contract issuances and redemptions. Our net change in investment contracts was $954.7 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase is primarily driven by the issuance of the funding agreements backing notes.

We have revised our condensed, consolidated statement of cash flows for the three months ended March 31, 2005 related to unsettled investment trades as described in note 6 in our condensed, consolidated financial statements.

As of March 31, 2006, we had approximately $200.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating-rate tied to an external market index. Purchasers of funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. Of the $200.0 million aggregate amount outstanding as of March 31, 2006, $50.0 million had put option features of 180 days.

In 2005, we transferred investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities as of March 31, 2006 was $316.9 million and included in other invested assets and are shown as restricted.

We maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. We hold cash equivalents and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of March 31, 2006, our total cash and invested assets was $7,633.8 million.

Our investments in privately placed fixed maturities, commercial mortgage loans, policy loans, limited partnership interests and restricted other invested assets are relatively illiquid. These asset classes represented approximately 47.4% of the carrying value of our total cash and invested assets as of March 31, 2006. The estimated fair value of infrequently traded fixed securities as of March 31, 2006 was approximately $1,980.3 million.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. We have not used securitization transactions to provide us with additional liquidity and we do not anticipate using securitization transactions for that purpose in the future. The transactions involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of March 31, 2006 and December 31, 2005, were $242.1 million and $254.1 million, respectively.

Securitization transactions typically result in gains or losses that are included in net realized investment gains (losses) in our financial statements. There were no off-balance sheet securitization transactions executed in the three months ended March 31, 2006 and 2005.

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

New Accounting Standards

Accounting pronouncements recently adopted

As of January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. Adoption of SFAS No. 155 did not have a material impact on our condensed, consolidated financial statements.

Accounting pronouncements not yet adopted

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact SOP 05-1 will have on our condensed, consolidated results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. There were no material changes in these risks since December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2006

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, disclosure, and administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

There were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, there were no new material legal proceedings during the quarter.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2006, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY (Registrant)

Dated: May 9, 2006

	By:	/S/ J. KEVIN HELMINTOLLER
J. Kevin Helmintoller Senior Vice President and Chief Financial Officer (Principal Financial Officer)