Form 10-Q
period 2006-06-30
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2006-07-28
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

At July 28, 2006, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of Genworth Life and Annuity Insurance Company is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Net investment income	$108.1	$98.1	$200.0	$205.9
Net investment gains (losses)	(8.8)	(1.4)	(13.3)	1.7
Premiums	23.8	26.3	48.7	51.3
Cost of insurance fees	35.9	35.1	73.0	73.0
Variable product fees	10.6	4.9	19.3	9.0
Other income	5.6	7.9	12.9	14.1

Total revenues	175.2	170.9	340.6	355.0

Benefits and expenses:
Interest credited	76.6	67.2	144.7	138.1
Benefits and other changes in policy reserves	36.1	50.7	90.7	102.4
Acquisition and operating expenses, net of deferrals	21.6	25.8	38.4	47.3
Amortization of deferred acquisition costs and intangibles	13.9	9.7	25.8	13.7

Total benefits and expenses	148.2	153.4	299.6	301.5

Net earnings before income taxes	27.0	17.5	41.0	53.5
Provision for income taxes	7.9	2.1	12.0	11.1

Net earnings	$19.1	$15.4	$29.0	$42.4

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Amounts in millions, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$5,498.9	$5,266.3
Equity securities available-for-sale, at fair value	21.3	19.3
Commercial mortgage loans	1,279.5	1,042.1
Policy loans	164.9	158.3
Other invested assets ($290.8 and $332.0 restricted)	369.9	404.9

Total investments	7,334.5	6,890.9
Cash and cash equivalents	225.0	344.0
Accrued investment income	70.4	63.6
Deferred acquisition costs	385.7	321.1
Intangible assets	138.0	131.6
Reinsurance recoverable	1,880.3	2,307.4
Deferred income tax asset	15.3	0.1
Other assets	56.7	46.0
Separate account assets	9,250.5	8,777.3

Total assets	$19,356.4	$18,882.0

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$8,368.4	$8,201.5
Liability for policy and contract claims	71.8	82.1
Other policyholder liabilities	160.6	207.1
Other liabilities ($300.8 and $333.3 restricted)	423.3	516.2
Separate account liabilities	9,250.5	8,777.3

Total liabilities	18,274.6	17,784.2

Commitments and contingencies
Stockholders’ equity:
Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(32.2)	12.5
Derivatives qualifying as hedges	0.8	1.1

Total accumulated other comprehensive income (loss)	(31.4)	13.6
Preferred stock, Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	938.6	938.6
Retained earnings	29.0	—

Total stockholders’ equity	1,081.8	1,097.8

Total liabilities and stockholders’ equity	$19,356.4	$18,882.0

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2004	$120.0	$25.6	$1,061.1	$75.3	$308.0	$1,590.0
Comprehensive income (loss):
Net earnings	—	—	—	—	42.4	42.4
Net unrealized gains (losses) on investment securities	—	—	—	8.6	—	8.6
Derivatives qualifying as hedges	—	—	—	(0.5)	—	(0.5)

Total comprehensive income (loss)						50.5

Balances as of June 30, 2005	$120.0	$25.6	$1,061.1	$83.4	$350.4	$1,640.5

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2005	$120.0	$25.6	$938.6	$13.6	$—	$1,097.8
Comprehensive income (loss):
Net earnings	—	—	—	—	29.0	29.0
Net unrealized gains (losses) on investment securities	—	—	—	(44.7)	—	(44.7)
Derivatives qualifying as hedges	—	—	—	(0.3)	—	(0.3)

Total comprehensive income (loss)						(16.0)

Balances as of June 30, 2006	$120.0	$25.6	$938.6	$(31.4)	$29.0	$1,081.8

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2006	2005
		(Revised— see note 6)
Cash flows from operating activities:
Net earnings	$29.0	$42.4
Adjustments to reconcile net earnings to net cash from operating activities:
Change in future policy benefits	77.1	60.2
Change in deferred acquisition costs and intangible assets	(47.5)	(31.3)
Change in other liabilities and other policy-related balances	(97.0)	32.5
Change in deferred income taxes	9.0	29.2
Other, net	(7.6)	58.2

Net cash from operating activities	(37.0)	191.2

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities and other invested assets	909.0	1,198.6
Principal collected on commercial mortgage loans	63.9	186.8
Purchases of investment securities and other invested assets	(1,249.9)	(484.6)
Commercial mortgage loan originations	(299.8)	(64.3)
Policy loans, net	(6.6)	(3.1)

Net cash from investing activities	(583.4)	833.4

Cash flows from financing activities:
Proceeds from issuance of investment contracts	2,008.0	625.1
Redemption and benefit payments on investment contracts	(1,506.6)	(1,544.5)
Proceeds from short-term borrowings	—	355.4
Payments on short-term borrowings	—	(366.1)

Net cash from financing activities	501.4	(930.1)

Net change in cash and cash equivalents	(119.0)	94.5
Cash and cash equivalents at beginning of period	344.0	26.4

Cash and cash equivalents at end of period	$225.0	$120.9

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying condensed consolidated quarterly financial statements represent Genworth Life and Annuity Insurance Company and its subsidiaries, Assigned Settlement, Inc. and GNWLAAC Real Estate Holding, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

On June 29, 2006, we requested that the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia review and ultimately approve the proposed mergers of Federal Home Life Insurance Company (“FHL”) and First Colony Life Insurance Company (“FCL”) into the Company (“GLAIC Merged”). The Company would be the surviving entity. FHL and FCL are both stock life insurance companies operating under charters granted by the Commonwealth of Virginia and both are affiliates of the Company. The proposed mergers are subject to regulatory approval. Should these proposed mergers be consummated, the anticipated effective date is January 1, 2007. Upon consummation of the contemplated mergers involving FHL and FCL and subject to regulatory approval, it is anticipated that GLAIC Merged would transfer its shares of American Mayflower Life Insurance Company of New York (“AML”) to Genworth Life Insurance Company of New York (“GLICNY”), an affiliate, in exchange for a non-majority ownership interest in GLICNY. Upon transfer, AML would be merged into GLICNY. GLICNY would be the surviving entity. These mergers are part of the continuing efforts of Genworth, our ultimate parent company, to simplify its operations, reduce its costs and build its brand.

We principally offer annuity contracts, guaranteed investment contracts (“GICs”), funding agreements, funding agreements backing notes (“FABNs”), Medicare supplement insurance and life insurance policies. We do business in the District of Columbia and in all states, except New York.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and rules and regulations of the United States Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported income amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary by management to present a fair statement of the financial position, results of operations, and cash flow for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2005 Annual Report on Form 10-K.

2. Accounting Pronouncements

Recently adopted

As of January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. Adoption of SFAS No. 155 did not have a material impact on our condensed consolidated financial statements.

Not yet adopted

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact SOP 05-1 will have on our consolidated results of operations and financial position.

In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes was issued. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. This guidance is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 will have on our consolidated results of operations and financial position.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Investments and Derivative Instruments

The following table sets forth information about our net investment income for the components of our investment portfolio for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2006	2005	2006	2005
Fixed maturities	$80.5	$81.1	$155.3	$167.0
Commercial mortgage loans	19.8	17.8	35.9	37.3
Equity securities	—	—	—	0.6
Other investments	6.1	(1.6)	7.5	0.7
Policy loans	3.7	3.0	5.3	5.0

Gross investment income before expenses and fees	110.1	100.3	204.0	210.6
Expenses and fees	(2.0)	(2.2)	(4.0)	(4.7)

Net investment income	$108.1	$98.1	$200.0	$205.9

The following table sets forth net investment gains (losses) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2006	2005	2006	2005
Available-for-sale securities
Realized gains on sale	$0.8	$1.3	$4.5	$9.3
Realized losses on sale	(4.7)	(2.5)	(12.9)	(3.7)
Impairments	—	(0.2)	—	(3.9)
Net unrealized gains (losses) on trading securities	(1.0)	—	(1.0)	—
Derivative instruments	(3.9)	—	(3.9)	—

Net investment gains (losses)	$(8.8)	$(1.4)	$(13.3)	$1.7

Derivative instruments primarily consist of changes in fair value on the non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments. Effective April 1, 2006, we began classifying changes in fair value of these derivative items as net investment gains (losses). These items were previously included as a component of net investment income, interest credited and benefits and other changes in policy reserves. The amount of these derivative items in prior periods that were included in the aforementioned categories was not material.

For the three and six months ended June 30, 2006, we did not recognize any impairment losses. For the three and six months ended June 30, 2005, we recognized impairment losses of $0.2 million and $3.9 million, respectively. The aggregate fair value of securities sold at a loss during the three months ended June 30, 2006 and 2005, was $205.0 million and $84.3 million, respectively, which was 97.7% and 98.7% of book value, respectively. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2006 and 2005, was $430.0 million and $108.5 million, respectively, which was 97.1% and 98.6% of book value, respectively.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of June 30, 2006, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government and agencies	$41.1	$0.2	$(0.8)	$40.5
Government—non U.S.	112.2	6.4	(1.7)	116.9
U.S. corporate	2,731.3	20.9	(54.6)	2,697.6
Corporate—non U.S.	591.0	6.1	(14.6)	582.5
Mortgage and asset-backed	2,092.3	10.2	(41.1)	2,061.4

Total fixed maturities	5,567.9	43.8	(112.8)	5,498.9
Equity securities	13.7	7.6	—	21.3

Total available-for-sale securities	$5,581.6	$51.4	$(112.8)	$5,520.2

As of December 31, 2005, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government and agencies	$70.2	$0.5	$(0.5)	$70.2
Government—non U.S.	101.9	9.7	(0.2)	111.4
U.S. corporate	2,784.5	55.8	(23.3)	2,817.0
Corporate—non U.S.	440.7	10.1	(5.6)	445.2
Mortgage and asset-backed	1,839.0	7.7	(24.2)	1,822.5

Total fixed maturities	5,236.3	83.8	(53.8)	5,266.3
Equity securities	13.7	5.6	—	19.3

Total available-for-sale securities	$5,250.0	$89.4	$(53.8)	$5,285.6

Included in other invested assets are certain securities that are designated as trading and, accordingly, are held at fair value with changes in fair value included in net investment gains (losses) in the condensed consolidated statement of earnings. As of June 30, 2006 and December 31, 2005, the fair value of the trading portfolio was $21.0 million and $15.0 million, respectively.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Impairments of investment securities

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2006:

	Less Than 12 Months			12 Months or More
	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
(Dollar amounts in millions)
Description of Securities
Fixed maturities:
U.S. government and agencies	$13.5	$(0.4)	7	$13.8	$(0.4)	4
Government—non U.S.	39.4	(1.7)	33	0.7	—	1
U.S. corporate	1,182.9	(39.8)	244	383.3	(14.8)	82
Corporate—non U.S.	253.5	(10.4)	68	101.6	(4.2)	20
Asset backed	424.6	(15.9)	32	106.7	(1.7)	27
Mortgage backed	543.2	(15.9)	109	198.8	(7.6)	54

Total temporarily impaired securities	$2,457.1	$(84.1)	493	$804.9	$(28.7)	188

% Below cost—fixed maturities:
<20% Below cost	$2,457.1	$(84.1)	493	$800.9	$(27.1)	187
20-50% Below cost	—	—	—	4.0	(1.6)	1
>50% Below cost	—	—	—	—	—	—

Total fixed maturities	$2,457.1	$(84.1)	493	$804.9	$(28.7)	188

Investment grade	$2,197.7	$(77.5)	413	$784.7	$(25.7)	177
Below investment grade	201.4	(5.6)	77	20.2	(3.0)	11
Not Rated	58.0	(1.0)	3	—	—	—

Total temporarily impaired securities	$2,457.1	$(84.1)	493	$804.9	$(28.7)	188

The investment securities in an unrealized loss position as of June 30, 2006, consisted of 681 securities accounting for unrealized losses of $112.8 million. Of these unrealized losses, 91.5% were investment grade (rated AAA through BBB-) and 98.6% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates and changes in credit spreads.

Of the investment securities in an unrealized loss position as of June 30, 2006, one security was below cost 20% or more and below investment grade (rated BB+ and below) for twelve months or more accounting for unrealized losses of $1.6 million. The issuer of the security is in the automotive industry and was current on all terms. The unrealized loss on the automotive investment was primarily caused by deteriorating market share and legacy issues. The automotive issuer continues to maintain significant liquidity relative to its maturity and we currently expect to collect full principal and interest.

As of June 30, 2006, we expected these investments to continue to perform in accordance with their original contractual terms and we generally have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our business activities routinely deal with fluctuations in interest rates, currency exchange rates and other asset prices. We use derivative financial instruments to mitigate or eliminate certain of these risks. We follow strict policies for managing each of these risks, including prohibition on derivatives market-making, speculative derivatives trading or other speculative derivatives activities. These policies require the use of derivative instruments in concert with other techniques to reduce or eliminate these risks.

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement requires that all derivative instruments be recognized in the condensed consolidated statement of financial position at fair value. Changes in fair value of derivatives not qualifying for hedge accounting and the ineffective portion of qualified hedge programs are reported in earnings. The effective portion of qualified hedges is reported as a component of other comprehensive income.

The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated. The fair value of derivative instruments, including interest rate swaps, equity index options and financial futures, are based upon quotations obtained from dealers or other reliable sources.

	June 30, 2006		December 31, 2005
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$839.5	$(10.1)	$96.5	$1.1
Equity index options	153.5	12.1	31.0	2.5
Financial futures	7.3	(0.1)	8.8	0.1

Total	$1,000.3	$1.9	$136.3	$3.7

As of June 30, 2006 and December 31, 2005, the fair value of derivatives in a gain position and recorded in other invested assets was $14.1 million and $6.5 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $12.2 million and $2.8 million, respectively.

4. Operating Segment Information

We conduct our operations in three business segments: (1) Retirement Income and Investments, which includes deferred annuities, individual and group variable annuities, variable life insurance and specialized products, including GICs, funding agreements, FABNs and a reinsured block of structured settlements; (2) Protection, which includes universal life insurance, interest-sensitive whole life insurance and Medicare supplement insurance; and (3) Corporate and Other, which includes unallocated net investment gains (losses), corporate income, expenses and income taxes.

In 2006, we began to allocate net investment gains (losses) from our Corporate and Other segment to our Retirement Income and Investments and Protection segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels.

Prior to 2006, all net investment gains (losses) were recorded in the Corporate and Other segment and were not reflected in the results of any of our other segments.

We use the same accounting policies and procedures to measure segment earnings and assets as our condensed consolidated net earnings and assets. Segment earnings represent the basis on which the performance of our business is assessed by management.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of operating segment activity:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2006	2005	2006	2005
Revenues
Retirement Income and Investments	$79.6	$71.5	$151.8	$144.9
Protection	94.2	94.9	185.9	189.4
Corporate and Other	1.4	4.5	2.9	20.7

Total revenues	$175.2	$170.9	$340.6	$355.0

Net earnings (losses) before income taxes
Retirement Income and Investments	$5.9	$5.7	$14.2	$23.4
Protection	21.1	16.0	26.3	27.1
Corporate and Other	—	(4.2)	0.5	3.0

Net earnings (losses) before income taxes	$27.0	$17.5	$41.0	$53.5

The following is a summary of total assets by operating segment:

(Amounts in millions)	June 30, 2006	December 31, 2005
Assets
Retirement Income and Investments	$16,180.2	$15,507.4
Protection	2,652.9	2,680.0
Corporate and Other	523.3	694.6

Total assets	$19,356.4	$18,882.0

5. Commitments and Contingencies

(a) Litigation

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

(b) Commitments

As of June 30, 2006, we are committed to fund $7.9 million in U.S. commercial mortgage loans and $45.1 million in limited partnerships.

(c) Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 that were funded by products of our parent and one of our affiliates. The structured settlement future annuity and contract benefits liability related to this guarantee were $275.3 million as of June 30, 2006.

6. Revisions of Previously Reported Cash Flow Information

The condensed consolidated statement of cash flows previously reported in our quarterly report on Form 10-Q for the six months ended June 30, 2005 were revised in our 2005 Annual Report on Form 10-K to reflect changes in the treatment of net receivable/payable from unsettled investment purchases and sales. These changes previously classified within cash flows from operating activities have been reclassified to cash flows from investing activities, as such balances pertained to investments.

The effect of the revisions on previously reported condensed consolidated cash flows is as follows:

(Amounts in millions)	Six months ended June 30, 2005
Net cash from operating activities:
As originally reported	$143.8
Impact of revisions	47.4

Revised	$191.2

Net cash from investing activities:
As originally reported	$880.8
Impact of revisions	(47.4)

Revised	$833.4

The revisions have no impact on the total change in cash and cash equivalents within our condensed consolidated statement of cash flows and have no impact on our condensed consolidated statement of earnings or condensed consolidated statement of financial position.

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

•	Retirement Income and Investments. We offer individual and group variable annuities, variable life insurance and specialized products, including guaranteed investment contracts (“GICs”), funding agreements and funding agreements backing notes (“FABNs”).

•	Protection. Our Protection segment includes universal life insurance, interest-sensitive whole life insurance and Medicare supplement insurance.

We also have a Corporate and Other segment, which consists primarily of unallocated net investment gains (losses), corporate income, expenses and income taxes.

Our financial information

The financial information presented herein has been derived from our condensed consolidated financial statements.

Revenues and expenses

Our revenues consist primarily of the following:

•	Retirement Income and Investments. The revenues in our Retirement Income and Investments segment consist primarily of:

•	net investment income allocated to this segment;

•	net investment gains (losses) allocated to this segment; and

•	product fees and other income, including surrender charges and mortality and expense charges.

•	Protection. The revenues in our Protection segment consist primarily of:

•	net premiums earned on individual life and Medicare supplement insurance policies;

•	net investment income allocated to this segment;

•	net investment gains (losses) allocated to this segment; and

•	product fees and other income, including fees for mortality and surrender charges primarily from universal life insurance policies, and other administrative charges.

•	Corporate and Other. The revenues in our Corporate and Other segment consist primarily of:

•	unallocated net investment income; and

•	unallocated net investment gains (losses).

We allocate net investment income from our Corporate and Other segment to our Retirement Income and Investments and Protection segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels.

In 2006, we began to allocate net investment gains (losses) from our Corporate and Other segment to our Retirement Income and Investments and Protection segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels.

Prior to 2006, all net investment gains (losses) were recorded in the Corporate and Other segment and were not reflected in the results of any of our other segments.

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

Critical accounting policies

The accounting policies discussed in this section are those that we consider to be particularly critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. These policies relate to valuation of investment securities and impairment of investment securities, deferred acquisition costs (“DAC”), present value of future profits (“PVFP”), reserves and contingent liabilities. For a discussion of each of these policies, please see the discussion entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Critical Accounting Policies” contained in our 2005 Annual Report on Form 10-K. For all of these policies, we caution that future events rarely develop exactly as forecasted, and our management’s best estimates may require adjustment.

Recent business trends and conditions

The following business trends and conditions have had a significant impact on our products during the periods covered by this report:

Annuities. Retirement Income and Investments segment results are affected by investment performance, net interest spreads, equity market fluctuations and the impact of new product sales and lapses. In addition, our competitive position within many of our distribution channels, as well as our ability to retain business, depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. Total new deposits in variable annuities, excluding our Income Distribution Series, decreased by 11.9% from $143.8 million for the three months ended June 30, 2005 to $126.7 million for the three months ended June 30, 2006 and by 17.4% from $301.8 million for the six months ended June 30, 2005 to $249.2 million for the six months ended June 30, 2006. This decline is primarily due to a decrease in additional deposits on a block of reinsured business, as well as a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer due to their risk profile.

We have focused on our Income Distribution Series of variable annuity products and riders. We have witnessed a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for individual and group products that provide various forms of guaranteed benefits with the opportunity to realize market performance upside. Our Income Distribution Series provides the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of our risks that generally accompany traditional products with guaranteed living benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning. Sales of our Income Distribution Series increased by 214.6% from $94.8 million for the three months ended June 30, 2005 to $298.2 million for the three months ended June 30, 2006 and by 207.4% from $180.1 million for the six months ended June 30, 2005 to $553.7 million for the six months ended June 30, 2006.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table sets forth our results of operations for the three months ended June 30, 2006 and 2005:

(Amounts in millions)	Three months ended June 30,		Increase (decrease) and percentage change
	2006	2005	2006 vs. 2005
Revenues:
Net investment income	$108.1	$98.1	$10.0	10.2%
Net investment gains (losses)	(8.8)	(1.4)	(7.4)	NM (1)
Premiums	23.8	26.3	(2.5)	(9.5)%
Cost of insurance fees	35.9	35.1	0.8	2.3%
Variable product fees	10.6	4.9	5.7	116.3%
Other income	5.6	7.9	(2.3)	(29.1)%

Total revenues	175.2	170.9	4.3	2.5%

Benefits and expenses:
Interest credited	76.6	67.2	9.4	14.0%
Benefits and other changes in policy reserves	36.1	50.7	(14.6)	(28.8)%
Acquisition and operating expenses, net of deferrals	21.6	25.8	(4.2)	(16.3)%
Amortization of deferred acquisition costs and intangibles	13.9	9.7	4.2	43.3%

Total benefits and expenses	148.2	153.4	(5.2)	(3.4)%

Net earnings before income taxes	27.0	17.5	9.5	54.3%
Provision for income taxes	7.9	2.1	5.8	NM (1)

Net earnings	$19.1	$15.4	$3.7	24.0%

(1)	Not meaningful

Net investment income. Net investment income represents income earned on our investments. The increase was primarily a result of an increase in weighted average investment yields due to increased yields on floating rate investments, an increase in limited partnership income and a release of commercial mortgage loan loss reserves. The increase was partially offset by a decline in average invested assets primarily attributable to a $440.3 million dividend payment in December 2005 and a decline in GICs and funding agreements as a result of a planned reduction in these products.

Net investment gains (losses). Net investment gains (losses) consist of gross realized investment gains and gross realized investment (losses) on available-for-sale securities, including charges related to impairments, and investment gains (losses) resulting from non-qualifying derivative activity and changes in fair value of our trading portfolio. For the three months ended June 30, 2006, gross realized gains and (losses) on available-for-sale securities were $0.8 million and $(4.7) million, respectively. There were no impairment losses recognized during the three months ended June 30, 2006. Net investment losses included $1.0 million related to our securities designated as trading, $2.6 million related to embedded derivatives and $1.3 million related to non-qualifying derivatives for the three months ended June 30, 2006. For the three months ended June 30, 2005, gross realized gains and (losses) on available-for-sale securities were $1.3 million and $(2.7) million, respectively. Realized losses for the three months ended June 30, 2005 included $0.2 million of impairments that were attributable to fixed maturities.

Premiums. Premiums consist primarily of premiums earned on our whole life policies and Medicare supplement products. The decrease was primarily due to the runoff blocks of our whole life policies.

Cost of insurance fees. Cost of insurance fees includes contract administration fees charged on our products such as maintenance and initiation charges. Cost of insurance fees have remained relatively constant from the three months ended June 30, 2005.

Variable product fees. Variable product fees include charges to cover administrative expenses, mortality and expense fees charged to policyholders and contractholders. The increase was primarily attributable to growth in our assets under management in our variable annuity products.

Other income. Other income consists primarily of surrender and other fees. The decrease was primarily the result of an affiliated financing transaction related to the FABNs and a decrease in surrender fees related to our universal life business.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. This increase was primarily due to a $15.8 million increase attributable to our floating rate FABNs. This increase was offset by a $6.3 million decrease attributable to our GICs and funding agreements as a result of a planned reduction in these products.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on our products. The decrease includes a current year reserve reduction of $5.0 million related to our universal life business in runoff. The remaining decrease was primarily attributable to the runoff of our whole life business and lower claims in our Medicare supplement business.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issue expenses. The decrease was primarily due to a decrease of $7.2 million in legal expenses as a result of settlements recorded in the prior year. The decrease was offset by an increase related to the growth of our variable annuity business.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized and PVFP. The increase primarily relates to our universal life business as a result of higher PVFP amortization of $1.1 million due to current year higher gross profits and a change in future gross margins of $1.7 million in the current year. There was also an increase in amortization of deferred acquisition costs related to higher lapses on our Medicare supplement business.

Provision for income taxes. The effective tax rate increased to 29.3% for the three months ended June 30, 2006 from 12.0% for the three months ended June 30, 2005. The increase in the tax provision was primarily attributable to nonrecurring favorable examination developments in the prior year and a decrease in dividends received deductions as a proportion of pretax earnings for the three months ended June 30, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The following table sets forth our results of operations for the six months ended June 30, 2006 and 2005:

(Amounts in millions)	Six months ended June 30,		Increase (decrease) and percentage change
	2006	2005	2006 vs. 2005
Revenues:
Net investment income	$200.0	$205.9	$(5.9)	(2.9)%
Net investment gains (losses)	(13.3)	1.7	(15.0)	NM (1)
Premiums	48.7	51.3	(2.6)	(5.1)%
Cost of insurance fees	73.0	73.0	—	—%
Variable product fees	19.3	9.0	10.3	114.4%
Other income	12.9	14.1	(1.2)	(8.5)%

Total revenues	340.6	355.0	(14.4)	(4.1)%

Benefits and expenses:
Interest credited	144.7	138.1	6.6	4.8%
Benefits and other changes in policy reserves	90.7	102.4	(11.7)	(11.4)%
Acquisition and operating expenses, net of deferrals	38.4	47.3	(8.9)	(18.8)%
Amortization of deferred acquisition costs and intangibles	25.8	13.7	12.1	88.3%

Total benefits and expenses	299.6	301.5	(1.9)	(0.6)%

Net earnings before income taxes	41.0	53.5	(12.5)	(23.4)%
Provision for income taxes	12.0	11.1	0.9	8.1%

Net earnings	$29.0	$42.4	$(13.4)	(31.6)%

(1)	Not meaningful

Net investment income. Net investment income represents income earned on our investments. The decrease was a result of a decline in average invested assets primarily attributable to a $440.3 million dividend payment in December 2005 and a decline in GICs and funding agreements as a result of a planned reduction in these products. The decrease was partially offset by an increase in weighted average investment yields resulting from increased yields on floating rate investments.

Net investment gains (losses). Net investment gains (losses) consist of gross realized investment gains and gross realized investment (losses) on available-for-sale securities, including charges related to impairments, and investment gains (losses) resulting from non-qualifying derivative activity and changes in fair value of our trading portfolio. For the six months ended June 30, 2006, gross realized gains and (losses) on available-for-sale securities were $4.5 million and $(12.9) million, respectively. There were no impairment losses recognized during the six months ended June 30, 2006. Net investment losses included $1.0 million related to our securities designated as trading, $2.6 million related to embedded derivatives and $1.3 million related to non-qualifying derivatives for the six months ended June 30, 2006. For the six months ended June 30, 2005, gross realized gains and (losses) on available-for-sale securities were $9.3 million and $(7.6) million, respectively. Realized losses for the six months ended June 30, 2005 included $3.9 million of impairments that were attributable to fixed maturities and limited partnerships ($2.9 million and $1.0 million, respectively). The fixed maturities impairments primarily related to securities issued by companies in the transportation industry.

Premiums. Premiums consist primarily of premiums earned on our whole life policies and Medicare supplement products. The decrease was primarily due to the runoff of our whole life policies.

Cost of insurance fees. Cost of insurance fees includes contract administration fees charged on our products such as maintenance and initiation charges. Cost of insurance fees have remained constant from the six months ended June 30, 2005.

Variable product fees. Variable product fees include charges to cover administrative expenses, mortality and expense fees charged to policyholders and contractholders. The increase was primarily attributable to growth in our assets under management in our variable annuity products.

Other income. Other income consists primarily of surrender and other fees. Other income has remained relatively constant from the six months ended June 30, 2005.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. This increase was primarily due to a $22.0 million increase attributable to our floating rate FABNs. This increase was offset by a decrease of $14.0 million attributable to our GICs and funding agreements as a result of a planned reduction in these products and $1.9 million attributable to the runoff of our universal life business.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on our products. The decrease primarily relates to our universal life business as a result of a current year reserve reduction of $5.0 million and lower benefits of $3.6 million due to unfavorable mortality experienced in 2005. The remaining decline was attributable to normal decreases from our closed block of immediate annuity and whole life products.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issue expenses. The decrease was primarily due to a $14.8 million decrease in legal expenses as a result of the settlements recorded in the six months ended June 30, 2005. The decrease was offset by an increase of $6.5 million related to the growth of our variable annuity products.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized and PVFP. The increase primarily relates to our universal life business as a result of lower amortization of $4.6 million related to higher mortality experience in 2005, higher PVFP amortization of $1.1 million due to current year higher gross profits and a change in future gross margins of $1.7 million in the current year. There was also an increase in amortization of deferred acquisition costs related to higher lapses on our Medicare supplement business and an increase in amortization in our variable annuity business as a result of growth.

Provision for income taxes. The effective tax rate increased to 29.3% for the six months ended June 30, 2006 from 20.7% for the six months ended June 30, 2005. The increase in the tax provision was primarily attributable to nonrecurring favorable examination developments in the prior year and a decrease in dividends received deductions as a proportion of pretax earnings for the six months ended June 30, 2006.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for the components of our investment portfolio for the periods presented:

	Three months ended June 30,				Increase (decrease)
	2006		2005		2006 vs. 2005
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities	5.8%	$80.5	5.2%	$81.1	0.6%	$(0.6)
Commercial mortgage loans	6.6%	19.8	6.3%	17.8	0.3%	2.0
Equity securities	—%	—	—%	—	—%	—
Other investments	4.2%	6.1	(3.8)%	(1.6)	8.0%	7.7
Policy loans	9.3%	3.7	7.7%	3.0	1.6%	0.7

Gross investment income before expenses and fees	5.8%	110.1	5.2%	100.3	0.6%	9.8
Expenses and fees		(2.0)		(2.2)		0.2

Net investment income	5.7%	$108.1	5.1%	$98.1	0.6%	$10.0

	Six months ended June 30,				Increase (decrease)
	2006		2005		2006 vs. 2005
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities	5.7%	$155.3	5.2%	$167.0	0.5%	$(11.7)
Commercial mortgage loans	6.3%	35.9	6.5%	37.3	(0.2)%	(1.4)
Equity securities	—%	—	5.6%	0.6	(5.6)%	(0.6)
Other investments	2.4%	7.5	1.0%	0.7	1.4%	6.8
Policy loans	6.6%	5.3	6.6%	5.0	—%	0.3

Gross investment income before expenses and fees	5.4%	204.0	5.3%	210.6	0.1%	(6.6)
Expenses and fees		(4.0)		(4.7)		0.7

Net investment income	5.3%	$200.0	5.2%	$205.9	0.1%	$(5.9)

Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other investments, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The increase in the investment yield for the three and six months ended June 30, 2006 was primarily attributable to increased yields on floating rate investments.

The following table sets forth net investment gains (losses) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2006	2005	2006	2005
Available-for-sale securities
Realized gains on sale	$0.8	$1.3	$4.5	$9.3
Realized losses on sale	(4.7)	(2.5)	(12.9)	(3.7)
Impairment	—	(0.2)	—	(3.9)
Net unrealized gains (losses) on trading securities	(1.0)	—	(1.0)	—
Derivative instruments	(3.9)	—	(3.9)	—

Net investment gains (losses)	$(8.8)	$(1.4)	$(13.3)	$1.7

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2006		December 31, 2005
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturities, available-for-sale:
Public	$3,374.1	44.6%	$3,627.8	50.1%
Private	2,124.8	28.1	1,638.5	22.6
Commercial mortgage loans	1,279.5	16.9	1,042.1	14.4
Other invested assets	369.9	4.9	404.9	5.6
Policy loans	164.9	2.2	158.3	2.2
Equity securities, available-for-sale	21.3	0.3	19.3	0.3
Cash and cash equivalents	225.0	3.0	344.0	4.8

Total cash, cash equivalents and invested assets	$7,559.5	100.0%	$7,234.9	100.0%

Impairments of investment securities

See note 3 in our “—Notes to Condensed Consolidated Financial Statements.”

Derivatives

The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated. The fair value of derivative instruments, including interest rate swaps, equity index options and financial futures, are based upon quotations obtained from dealers or other reliable sources.

	June 30, 2006		December 31, 2005
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$839.5	$(10.1)	$96.5	$1.1
Equity index options	153.5	12.1	31.0	2.5
Financial futures	7.3	(0.1)	8.8	0.1

Total	$1,000.3	$1.9	$136.3	$3.7

As of June 30, 2006 and December 31, 2005, the fair value of derivatives in a gain position and recorded in other invested assets was $14.1 million and $6.5 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $12.2 million and $2.8 million, respectively.

The increase in notional is primarily a result of entering into interest rate swaps with notional value of $600.0 million to convert fixed rate liabilities into floating rate liabilities to improve asset-liability management for our FABN business for the six months ended June 30, 2006.

Capital Resources

Financial Position

Total investments. Total investments increased $443.6 million, or 6.4%, to $7,334.5 million at June 30, 2006 from $6,890.9 million at December 31, 2005. The increase was primarily attributable to an increase in purchases as a result of the $1,000.0 million issuance of our FABNs during 2006 partially offset by a decrease in investments supporting GICs as a result of scheduled maturities and a planned reduction in these products and deferred annuity products due to runoff.

Investment securities are comprised mainly of investment grade debt securities. Investment securities were $5,520.2 million, including gross unrealized investment gains and (losses) of $51.4 million and $(112.8) million, respectively at June 30, 2006 and $5,285.6 million, including gross unrealized investment gains and (losses) of $89.4 million and $(53.8) million, respectively, at December 31, 2005. The change in net unrealized investment gains (losses) is due to the higher interest rate environment.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity contractholders and variable life policyholders. As of June 30, 2006, we held $9,250.5 million of separate account assets. The increase of $473.2 million, or 5.4%, from $8,777.3 million at December 31, 2005 was related primarily to an increase in new deposits as a result of growth in our variable annuity products, which was partially offset by unfavorable market performance of the underlying securities and an increase in death, surrender and other benefits.

Future annuity and contract benefits. Future annuity and contract benefits increased $166.9 million, or 2.0%, to $8,368.4 million at June 30, 2006 from $8,201.5 million at December 31, 2005. The increase was primarily attributable to a $1,003.3 million increase in FABNs. This increase was offset by a $405.3 million decline in future annuity and contract benefits related to the general account portion of a reinsured block of variable annuity products, a $365.7 million decrease in GICs as a result of scheduled maturities and a planned reduction in these products, a $45.0 million decrease attributable to a runoff block of deferred annuities and a $21.0 million decrease attributable to runoff of our life business.

Liquidity

The principal liquidity requirements for our insurance operations are our contractual obligations to contractholders. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. We maintain a committed credit line with an indirect parent, GNA Corporation, of $500.0 million to provide liquidity to meet normal variation in cash requirements.

The following table sets forth our condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2006	2005
		(Revised)
Net cash from operating activities	$(37.0)	$191.2
Net cash from investing activities	(583.4)	833.4
Net cash from financing activities	501.4	(930.1)

Cash flows from operating activities are affected by the timing of premiums and fees received and investment income and expenses paid. Principal sources of cash include sales of our products and services. The decrease in cash flows from operating activities for the six months ended June 30, 2006 was primarily the result of the timing of cash settlements of other assets and liabilities.

The decrease in cash from investing activities for the six months ended June 30, 2006 was primarily the result of an increase in purchases of investments primarily driven by the issuance of the FABNs during 2006.

The net cash from financing activities primarily relates to investment contract issuances and redemptions. Our net change in investment contracts was $1,420.8 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase is primarily driven by the issuance of the FABNs during 2006.

We have revised our condensed consolidated statement of cash flows for the six months ended June 30, 2005 related to unsettled investment trades as described in note 6 in our “—Notes to Condensed Consolidated Financial Statements.”

As of June 30, 2006, we had approximately $200.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating-rate tied to an external market index. Purchasers of funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. Of the $200.0 million aggregate amount outstanding as of June 30, 2006, $50.0 million of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the 180 day notice period.

In 2005, we transferred investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities as of June 30, 2006 was $290.8 million and included in other invested assets and are shown as restricted.

We maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. We hold cash equivalents and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of June 30, 2006, our total cash and invested assets was $7,559.5 million.

Our investments in privately placed fixed maturities, commercial mortgage loans, policy loans, limited partnership interests and restricted other invested assets are relatively illiquid. These asset classes represented approximately 51.6% of the carrying value of our total cash and invested assets as of June 30, 2006. The estimated fair value of infrequently traded fixed securities as of June 30, 2006 was approximately $2,124.8 million.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. We have not used securitization transactions to provide us with additional liquidity and we do not anticipate using securitization transactions for that purpose in the future. The transactions involved securitizations of some of our commercial mortgage loans, fixed maturities and policy loans. Total securitized assets remaining as of June 30, 2006 and December 31, 2005, were $229.3 million and $254.1 million, respectively.

Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our financial statements. There were no off-balance sheet securitization transactions executed in the three and six months ended June 30, 2006 and 2005, respectively.

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

New Accounting Standards

Recently adopted

As of January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. Adoption of SFAS No. 155 did not have a material impact on our condensed consolidated financial statements.

Not yet adopted

In September 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other deferred balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We are currently evaluating the impact SOP 05-1 will have on our consolidated results of operations or financial position.

In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes was issued. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. This guidance is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 will have on our consolidated results of operations and financial position.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2006

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our 2005 Annual Report on Form 10-K as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. In addition, there were no new material legal proceedings during the quarter.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2006, there have been no material changes to the risk factors set forth in our 2005 Annual Report on Form 10-K.

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

Dated: July 28, 2006

	By:	/S/ J. KEVIN HELMINTOLLER
J. Kevin Helmintoller Senior Vice President and Chief Financial Officer (Principal Financial Officer)