Form 10-Q
period 2006-09-30
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2006-10-27
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

At October 27, 2006, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of Genworth Life and Annuity Insurance Company is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Net investment income	$104.1	$101.5	$304.1	$307.4
Net investment gains (losses)	(0.9)	(5.7)	(14.2)	(4.0)
Premiums	23.4	27.5	72.1	78.8
Cost of insurance fees	35.2	36.5	108.2	109.5
Variable product fees	13.6	6.0	32.9	15.0
Other income	6.0	6.5	18.9	20.6

Total revenues	181.4	172.3	522.0	527.3

Benefits and expenses:
Interest credited	82.2	66.6	226.9	204.7
Benefits and other changes in policy reserves	49.4	40.8	140.1	143.2
Acquisition and operating expenses, net of deferrals	15.7	21.8	54.1	69.1
Amortization of deferred acquisition costs and intangibles	5.8	73.1	31.6	86.8

Total benefits and expenses	153.1	202.3	452.7	503.8

Income (loss) before income taxes	28.3	(30.0)	69.3	23.5
Provision for income taxes	5.0	7.9	17.0	19.0

Net income (loss)	$23.3	$(37.9)	$52.3	$4.5

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$5,768.0	$5,266.3
Equity securities available-for-sale, at fair value	21.8	19.3
Commercial mortgage loans	1,237.4	1,042.1
Policy loans	164.9	158.3
Other invested assets ($290.4 and $332.0 restricted)	385.5	404.9

Total investments	7,577.6	6,890.9
Cash and cash equivalents	289.9	344.0
Accrued investment income	78.2	63.6
Deferred acquisition costs	404.2	321.1
Intangible assets	123.2	131.6
Reinsurance recoverable	1,744.5	2,307.4
Deferred income tax asset	—	0.1
Other assets	27.2	46.0
Separate account assets	9,661.7	8,777.3

Total assets	$19,906.5	$18,882.0

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$8,433.1	$8,201.5
Liability for policy and contract claims	72.6	82.1
Other policyholder liabilities	154.6	207.1
Other liabilities ($296.2 and $333.3 restricted)	416.7	516.2
Deferred income tax liability	26.7	—
Separate account liabilities	9,661.7	8,777.3

Total liabilities	18,765.4	17,784.2

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Cumulative Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued and outstanding)	120.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	938.6	938.6

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	3.9	12.5
Derivatives qualifying as hedges	0.7	1.1

Total accumulated other comprehensive income (loss)	4.6	13.6
Retained earnings	52.3	—

Total stockholders’ equity	1,141.1	1,097.8

Total liabilities and stockholders’ equity	$19,906.5	$18,882.0

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2004	$120.0	$25.6	$1,061.1	$75.3	$308.0	$1,590.0
Comprehensive income (loss):
Net income	—	—	—	—	4.5	4.5
Net unrealized gains (losses) on investment securities	—	—	—	(33.5)	—	(33.5)
Derivatives qualifying as hedges	—	—	—	(0.9)	—	(0.9)

Total comprehensive income (loss)						(29.9)

Balances as of September 30, 2005	$120.0	$25.6	$1,061.1	$40.9	$312.5	$1,560.1

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2005	$120.0	$25.6	$938.6	$13.6	$—	$1,097.8
Comprehensive income (loss):
Net income	—	—	—	—	52.3	52.3
Net unrealized gains (losses) on investment securities	—	—	—	(8.6)	—	(8.6)
Derivatives qualifying as hedges	—	—	—	(0.4)	—	(0.4)

Total comprehensive income (loss)						43.3

Balances as of September 30, 2006	$120.0	$25.6	$938.6	$4.6	$52.3	$1,141.1

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2006	2005
		(Revised— see note 5)
Cash flows from operating activities:
Net income	$52.3	$4.5
Adjustments to reconcile net income to net cash from operating activities:
Change in future policy benefits	143.1	91.1
Change in deferred acquisition costs and intangible assets	(73.1)	19.8
Change in other liabilities and other policy-related balances	(140.7)	(20.3)
Change in deferred income taxes	31.7	14.1
Other, net	(5.2)	64.4

Net cash from operating activities	8.1	173.6

Cash flows from investing activities:
Proceeds from sales and maturities of investment securities and other invested assets	1,085.5	1,641.5
Principal collected on commercial mortgage loans	136.4	240.4
Purchases of investment securities and other invested assets	(1,593.7)	(743.7)
Commercial mortgage loan originations	(330.0)	(101.6)
Policy loans, net	(6.6)	(6.2)

Net cash from investing activities	(708.4)	1,030.4

Cash flows from financing activities:
Proceeds from issuance of investment contracts	2,923.3	919.3
Redemption and benefit payments on investment contracts	(2,278.5)	(1,971.6)
Proceeds from secured borrowing from affiliate	—	20.5
Proceeds from short-term borrowings and other, net	1.4	366.6
Payments on short-term borrowings	—	(377.4)

Net cash from financing activities	646.2	(1,042.6)

Net change in cash and cash equivalents	(54.1)	161.4
Cash and cash equivalents at beginning of period	344.0	26.4

Cash and cash equivalents at end of period	$289.9	$187.8

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

Genworth Life and Annuity Insurance Company (the “Company,” “we,” “us,” or “our” unless the context otherwise requires) is a stock life insurance company operating under a charter granted by the Commonwealth of Virginia on March 21, 1871 as The Life Insurance Company of Virginia. An affiliate of our former ultimate parent company acquired us on April 1, 1996 and ultimately contributed the majority of the outstanding common stock to the Genworth Life Insurance Company (“GLIC”).

On May 31, 2004, we became a direct, wholly-owned subsidiary of GLIC while remaining an indirect, wholly-owned subsidiary of Genworth Financial, Inc. (“Genworth”). Our preferred shares are owned by an affiliate, Brookfield Life Assurance Company Limited.

On June 29, 2006, we requested that the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia review and ultimately approve the proposed mergers of Federal Home Life Insurance Company (“FHL”) and First Colony Life Insurance Company (“FCL”) into the Company (“GLAIC Merged”). The Company would be the surviving entity. FHL and FCL are both stock life insurance companies operating under charters granted by the Commonwealth of Virginia and both are affiliates of the Company. The proposed mergers are subject to regulatory approval. On September 19, 2006, the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia gave its conditional approval of the proposed mergers. Conditional regulatory approval does not obligate the Company to consummate the proposed mergers or guarantee that the proposed mergers will occur. Should these proposed mergers be consummated, the anticipated effective date is January 1, 2007.

Upon consummation of the contemplated mergers involving FHL and FCL and subject to regulatory approval, it is anticipated that GLAIC Merged would transfer its shares of American Mayflower Life Insurance Company of New York (“AML”) to Genworth Life Insurance Company of New York (“GLICNY”), an affiliate, in exchange for a non-majority ownership interest in GLICNY. Upon transfer, AML would be merged into GLICNY. GLICNY would be the surviving entity. These mergers are part of the continuing efforts of Genworth, our ultimate parent company, to simplify its operations, reduce its costs and build its brand. Should the proposed mergers be consummated, the financial statements will be restated as if the mergers were effective for all periods and will be accounted for as a pooling of interests for entities under common control as the Company, FHL and FCL are all wholly-owned subsidiaries of Genworth.

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

Not yet adopted

In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The insurance industry has identified several implementation issues during their evaluation of SOP 05-1. An expert panel has been formed by the AICPA to evaluate certain of these interpretive issues that insurance companies are facing in their implementation. Due to the nature of the interpretative issues being reviewed by the expert panel, we continue to evaluate the impact of the SOP 05-1. Based on our current interpretation, we do not expect the adoption of this standard to have a material impact on our consolidated results of operations and financial postiton. Depending upon the outcome of the evaluation of the interpretive issues by the expert panel, our current interpretation could change.

In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, was issued. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. This guidance is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 will have on our consolidated results of operations and financial position.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective prospectively with a limited form of retrospective application for fiscal years beginning after November 15, 2007 with early adoption encouraged. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated results of operations and financial position.

3. Operating Segment Information

We conduct our operations in three business segments: (1) Retirement Income and Investments, which includes deferred annuities, individual variable annuities, group variable annuities designed for 401(k) plans, variable life insurance and specialized products, including GICs, funding agreements, FABNs and a reinsured block of structured settlements; (2) Protection, which includes universal life insurance, interest-sensitive whole life insurance and Medicare supplement insurance; and (3) Corporate and Other, which includes unallocated net investment gains (losses), corporate income, expenses and income taxes.

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

We use the same accounting policies and procedures to measure segment income and assets as our consolidated net income and assets. Segment income represents the basis on which the performance of our business is assessed by management.

The following is a summary of operating segment activity for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2006	2005	2006	2005
Revenues
Retirement Income and Investments	$90.0	$68.9	$241.9	$213.8
Protection	89.2	96.8	275.1	286.2
Corporate and Other	2.2	6.6	5.0	27.3

Total revenues	$181.4	$172.3	$522.0	$527.3

Income (loss) before income taxes
Retirement Income and Investments	$9.4	$3.6	$23.8	$26.9
Protection	18.5	(38.6)	44.8	(11.5)
Corporate and Other	0.4	5.0	0.7	8.1

Income (loss) before income taxes	$28.3	$(30.0)	$69.3	$23.5

During third quarter 2005, we recognized a goodwill impairment of $57.5 million in our Protection segment.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of total assets by operating segment as of:

(Amounts in millions)	September 30, 2006	December 31, 2005
Assets
Retirement Income and Investments	$16,607.4	$15,507.4
Protection	2,636.7	2,680.0
Corporate and Other	662.4	694.6

Total assets	$19,906.5	$18,882.0

4. Commitments and Contingencies

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

(b) Commitments

As of September 30, 2006, we were committed to fund $3.0 million in commercial mortgage loan investments and $14.1 million in limited partnership investments.

(c) Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 that were funded by products of our parent and one of our affiliates. The structured settlement future annuity and contract benefits liability related to this guarantee was $275.3 million as of September 30, 2006.

5. Revisions of Previously Reported Cash Flow Information

The condensed consolidated statement of cash flows previously reported in our quarterly report on Form 10-Q for the nine months ended September 30, 2005 were revised in our 2005 Annual Report on Form 10-K to reflect changes in the treatment of net receivable/payable from unsettled investment purchases and sales. These changes previously classified within cash flows from operating activities have been reclassified to cash flows from investing activities, as such balances pertained to investments.

The effect of the revisions on previously reported condensed consolidated cash flows is as follows:

(Amounts in millions)	Nine months ended September 30, 2005
Net cash from operating activities:
As originally reported	$73.9
Impact of revisions	99.7

Revised	$173.6

Net cash from investing activities:
As originally reported	$1,130.1
Impact of revisions	(99.7)

Revised	$1,030.4

The revisions have no impact on the total change in cash and cash equivalents within our condensed consolidated statement of cash flows and have no impact on our condensed consolidated statement of income or condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•	Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, insufficiency of reserves, illiquidity of investments, competition, inability to attract or retain independent sales intermediaries and dedicated sales specialists, availability and adequacy of reinsurance, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, political or economic instability, the failure or any compromise of the security of our computer systems and the occurrence of natural or man-made disasters or pandemic disease;

•	Risks relating to our Retirement Income and Investments and Protection segments, including unexpected changes in mortality, accelerated amortization of deferred acquisition costs and present value of future profits, medical advances such as genetic mapping research, unexpected changes in persistency rates, and changes in tax and securities laws; and

•	Risks relating to our separation from GE, including the possibility that we will not be able to replace certain services previously provided by GE on terms that are at least as favorable.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are one of a number of subsidiaries of Genworth Financial, Inc., a company that, through its subsidiaries, provides consumers financial security solutions by selling a wide variety of life insurance, investment and retirement products and mortgage insurance. Our product offerings are divided along two segments of consumer needs: (1) Retirement Income and Investments and (2) Protection.

•	Retirement Income and Investments. We offer individual variable annuities, group variable annuities designed for 401(k) plans, variable life insurance and specialized products, including guaranteed investment contracts (“GICs”), funding agreements and funding agreements backing notes (“FABNs”).

•	Protection. Our Protection segment includes universal life insurance, interest-sensitive whole life insurance and Medicare supplement insurance.

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

Recent business trends and conditions

The following business trends and conditions have had a significant impact on our products during the periods covered by this report:

Annuities. Retirement Income and Investments segment results are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality and the impact of new product sales and lapses. In addition, our competitive position within many of our distribution channels, as well as our ability to retain business, depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. Total new deposits in variable annuities, excluding our Income Distribution Series, decreased by 22.6% from $127.6 million for the three months ended September 30, 2005 to $98.8 million for the three months ended September 30, 2006 and by 18.9% from $429.4 million for the nine months ended September 30, 2005 to $348.1 million for the nine months ended September 30, 2006. This decline is primarily due to a decrease in additional deposits on a block of reinsured business, as well as a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer due to their risk profile.

We continue to focus on our Income Distribution Series of variable annuity products and riders. We have witnessed a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for individual and group products that provide various forms of guaranteed benefits with the opportunity to realize market performance upside. Our Income Distribution Series provides the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of our risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning. Sales of our Income Distribution Series increased by 210.8% from $96.4 million for the three months ended September 30, 2005 to $299.6 million for the three months ended September 30, 2006 and by 208.8% from $276.4 million for the nine months ended September 30, 2005 to $853.4 million for the nine months ended September 30, 2006.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The following table sets forth our results of operations for the three months ended September 30, 2006 and 2005:

(Amounts in millions)	Three months ended September 30,		Increase (decrease) and percentage change
	2006	2005	2006 vs. 2005
Revenues:
Net investment income	$104.1	$101.5	$2.6	2.6%
Net investment gains (losses)	(0.9)	(5.7)	4.8	(84.2)%
Premiums	23.4	27.5	(4.1)	(14.9)%
Cost of insurance fees	35.2	36.5	(1.3)	(3.6)%
Variable product fees	13.6	6.0	7.6	126.7%
Other income	6.0	6.5	(0.5)	(7.7)%

Total revenues	181.4	172.3	9.1	5.3%

Benefits and expenses:
Interest credited	82.2	66.6	15.6	23.4%
Benefits and other changes in policy reserves	49.4	40.8	8.6	21.1%
Acquisition and operating expenses, net of deferrals	15.7	21.8	(6.1)	(28.0)%
Amortization of deferred acquisition costs and intangibles	5.8	73.1	(67.3)	(92.1)%

Total benefits and expenses	153.1	202.3	(49.2)	(24.3)%

Income (loss) before income taxes	28.3	(30.0)	58.3	(194.3)%
Provision for income taxes	5.0	7.9	(2.9)	(36.7)%

Net income (loss)	$23.3	$(37.9)	$61.2	(161.5)%

Net income (loss). The increase in net income was primarily a result of a $57.5 million goodwill impairment charge that was recorded in our Protection segment in the third quarter of 2005. The increase is also attributable to the growth of our variable annuity business.

Net investment income. Net investment income represents income earned on our investments. The increase was primarily a result of an increase in average invested assets due to higher levels of FABNs, partially offset by a decrease in average invested assets attributable to a $440.3 million dividend payment in December 2005.

Net investment gains (losses). Net investment gains (losses) consist of gross realized investment gains and gross realized investment (losses) on available-for-sale securities, including charges related to impairments, and investment gains (losses) resulting from non-qualifying derivative activity, including embedded derivatives, investment gains (losses) on derivatives and related hedged items in fair value hedge relationships, and changes in fair value of our trading portfolio. For the three months ended September 30, 2006, gross realized gains and (losses) on available-for-sale securities were $0.3 million and $(1.4) million, respectively. There were no impairment losses recognized during the three months ended September 30, 2006. Net investment gains (losses)

included $0.1 million related to our securities designated as trading, $0.1 million related to a commercial mortgage loan loss reserve release, $1.2 million related to embedded derivatives and $(1.2) million related to non-qualifying derivatives for the three months ended September 30, 2006. For the three months ended September 30, 2005, gross realized gains and (losses) on available-for-sale securities were $3.2 million and $(8.9) million, respectively. Realized losses for the three months ended September 30, 2005 included $8.3 million of impairments that were attributable to fixed maturities.

Premiums. Premiums consist primarily of premiums earned on our whole life policies and Medicare supplement products. The decrease was primarily due to the continued runoff of our whole life business.

Cost of insurance fees. Cost of insurance fees includes contract administration fees charged on our products such as maintenance and initiation charges. The decrease was primarily attributable to the continued runoff of our universal life business.

Variable product fees. Variable product fees include charges to cover administrative expenses, mortality and expense fees charged to policyholders and contractholders. The increase was primarily attributable to growth in our assets under management in our variable annuity products as a result of strong equity markets and positive net flows.

Other income. Other income consists primarily of surrender and other fees. Other income remained relatively constant from the three months ended September 30, 2005.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. This increase was primarily due to a $24.8 million increase attributable to our floating rate FABNs, which includes $5.2 million related to an affiliated financing transaction. This increase was offset by an $8.7 million decrease attributable to our GICs and funding agreements as a result of a planned reduction in these products.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on our products. The increase primarily relates to our universal life business as a result of unfavorable mortality as compared to the prior year.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issue expenses. The decrease was mainly driven by the continued runoff of our universal and whole life business.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and goodwill impairments. The decrease was primarily the result of a goodwill impairment charge in our Protection segment of $57.5 million recorded in the third quarter of 2005 and lower PVFP amortization attributable to higher mortality experience and unlocking of assumptions in our universal life business.

Provision for income taxes. The effective tax rate increased to 17.7% for the three months ended September 30, 2006 from (26.3)% for the three months ended September 30, 2005. We recorded a goodwill impairment in 2005 which, if excluded, would have resulted in an effective tax rate of 28.7% for the three months ended September 30, 2005. The decrease in the effective tax rate excluding the impact of the non-deductible goodwill impairment was primarily attributable to the increase in dividends received deductions including a change in prior year estimate for the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth our results of operations for the nine months ended September 30, 2006 and 2005:

(Amounts in millions)	Nine months ended September 30,		Increase (decrease) and percentage change
	2006	2005	2006 vs. 2005
Revenues:
Net investment income	$304.1	$307.4	$(3.3)	(1.1)%
Net investment gains (losses)	(14.2)	(4.0)	(10.2)	NM (1)
Premiums	72.1	78.8	(6.7)	(8.5)%
Cost of insurance fees	108.2	109.5	(1.3)	(1.2)%
Variable product fees	32.9	15.0	17.9	119.3%
Other income	18.9	20.6	(1.7)	(8.3)%

Total revenues	522.0	527.3	(5.3)	(1.0)%

Benefits and expenses:
Interest credited	226.9	204.7	22.2	10.8%
Benefits and other changes in policy reserves	140.1	143.2	(3.1)	(2.2)%
Acquisition and operating expenses, net of deferrals	54.1	69.1	(15.0)	(21.7)%
Amortization of deferred acquisition costs and intangibles	31.6	86.8	(55.2)	(63.6)%

Total benefits and expenses	452.7	503.8	(51.1)	(10.1)%

Income before income taxes	69.3	23.5	45.8	194.9%
Provision for income taxes	17.0	19.0	(2.0)	(10.5)%

Net income	$52.3	$4.5	$47.8	NM (1)

(1)	Not meaningful

Net income. Net income increased as a result of a $57.5 million goodwill impairment charge recorded to our Protection segment in 2005 and a $13.6 million decrease in legal expenses as a result of the settlements recorded in the nine months ended September 30, 2005 that did not recur in the current year. These increases were offset by higher net investment losses.

Net investment income. Net investment income represents income earned on our investments. The decrease was a result of a decline in average invested assets primarily attributable to a $440.3 million dividend payment in December 2005. The decrease was partially offset by an increase in weighted average investment yields resulting from increased yields on floating rate investments.

Net investment gains (losses). Net investment gains (losses) consist of gross realized investment gains and gross realized investment (losses) on available-for-sale securities, including charges related to impairments, and investment gains (losses) resulting from non-qualifying derivative activity, including embedded derivatives, investment gains (losses) on derivatives and related hedged items in fair value hedge relationships, and changes in fair value of our trading portfolio. For the nine months ended September 30, 2006, gross realized gains and (losses) on available-for-sale securities were $4.8 million and $(14.3) million, respectively. There were no impairment losses recognized during the nine months ended September 30, 2006. Net investment gains (losses) included $(0.9) million related to our securities designated as trading, $0.1 million related to a commercial mortgage loan loss reserve release, $(1.4) million related to embedded derivatives and $(2.5) million related to non-qualifying derivatives for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, gross realized gains and (losses) on available-for-sale securities were $11.3 million and $(15.3) million, respectively. Realized losses for the nine months ended September 30, 2005 included $12.2 million of impairments that were attributable to fixed maturities and limited partnerships ($11.2 million and $1.0 million, respectively). The fixed maturities impairments primarily related to securities issued by companies in the transportation and retail industry.

Premiums. Premiums consist primarily of premiums earned on our whole life policies and Medicare supplement products. The decrease was primarily due to the continued runoff of our whole life business.

Cost of insurance fees. Cost of insurance fees includes contract administration fees charged on our products such as maintenance and initiation charges. The decrease was primarily attributable to the continued runoff of our universal life business offset by an increase in fees for rider benefits on new variable annuity business.

Variable product fees. Variable product fees include charges to cover administrative expenses, mortality and expense fees charged to policyholders and contractholders. The increase was primarily attributable to growth in our assets under management in our variable annuity products as a result of strong equity markets and positive net flows.

Other income. Other income consists primarily of surrender and other fees. Other income has remained relatively constant from the nine months ended September 30, 2005.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. This increase was primarily due to a $47.9 million increase attributable to our floating rate FABNs, which includes $5.2 million related to an affiliated financing transaction. The increase was partially offset by a decrease of $25.3 million related to lower assets under management in our GICs and funding agreements as a result of a planned reduction in these products and the continued runoff of our universal life business.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on our products. The decrease primarily relates to our universal life business as a result of a current year reserve reduction, partially offset by increased benefits due to unfavorable mortality as compared to the prior year.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issue expenses. The decrease was primarily due to $13.6 million in legal expenses as a result of the settlements recorded in the nine months ended September 30, 2005 that did not recur in the current year.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and goodwill impairments. The decrease was primarily the result of a goodwill impairment charge in our Protection segment of $57.5 million recorded in the third quarter of 2005.

Provision for income taxes. The effective tax rate decreased to 24.5% for the nine months ended September 30, 2006 from 80.9% for the nine months ended September 30, 2005. We recorded a goodwill impairment in 2005, which if excluded, would have resulted in an effective tax rate of 23.5% for the nine months ended September 30, 2005. The increase in the effective tax rate excluding the impact of the non-deductible goodwill impairment, was primarily attributable to a change in dividends received deductions, including a change in prior year estimate, as a proportion of pretax income for the nine months ended September 30, 2006.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,				Increase (decrease)
	2006		2005		2006 vs. 2005
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities	5.7%	$81.0	5.4%	$80.6	0.3%	$0.4
Commercial mortgage loans	6.2%	19.4	7.0%	18.9	(0.8)%	0.5
Other investments	2.1%	3.4	2.0%	1.9	0.1%	1.5
Policy loans	6.3%	2.6	6.1%	2.3	0.2%	0.3

Gross investment income before expenses and fees	5.5%	106.4	5.5%	103.7	—%	2.7
Expenses and fees		(2.3)		(2.2)		(0.1)

Net investment income	5.4%	$104.1	5.4%	$101.5	—%	$2.6

	Nine months ended September 30,				Increase (decrease)
	2006		2005		2006 vs. 2005
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities	5.7%	$236.3	5.3%	$247.6	0.4%	$(11.3)
Commercial mortgage loans	6.3%	55.3	6.6%	56.2	(0.3)%	(0.9)
Equity securities	—%	—	3.9%	0.6	(3.9)%	(0.6)
Other investments	2.0%	10.9	1.4%	2.6	0.6%	8.3
Policy loans	6.5%	7.9	6.4%	7.3	0.1%	0.6

Gross investment income before expenses and fees	5.5%	310.4	5.3%	314.3	0.2%	(3.9)
Expenses and fees		(6.3)		(6.9)		0.6

Net investment income	5.3%	$304.1	5.2%	$307.4	0.1%	$(3.3)

Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other investments, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The investment yield for the three months ended September 30, 2006 remained constant as increased yields on floating rate investments as a result of higher short-term interest rate environment was offset by a decrease in yield on commercial mortgage loans as a result of an adjustment that occurred in the prior year. The increase in the investment yield for the nine months ended September 30, 2006 was primarily attributable to increased yields on floating rate investments as a result of higher short-term interest rate environment.

The following table sets forth net investment gains (losses) for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2006	2005	2006	2005
Available-for-sale securities
Realized gains on sale	$0.3	$3.2	$4.8	$11.3
Realized losses on sale	(1.4)	(0.6)	(14.3)	(3.1)
Impairments	—	(8.3)	—	(12.2)
Net unrealized gains (losses) on trading securities	0.1	—	(0.9)	—
Derivative instruments and other	0.1	—	(3.8)	—

Net investment gains (losses)	$(0.9)	$(5.7)	$(14.2)	$(4.0)

For the three and nine months ended September 30, 2006, we did not recognize any impairment losses. For the three and nine months ended September 30, 2005, we recognized impairment losses of $8.3 million and $12.2 million, respectively. The aggregate fair value of securities sold at a loss during the three months ended September 30, 2006 and 2005, was $37.3 million and $11.2 million, respectively, which was 96.3% and 95.0% of book value, respectively. The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2006 and 2005, was $467.3 million and $119.7 million, respectively, which was 97.0% and 98.3% of book value, respectively.

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

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2006		December 31, 2005
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturities, available-for-sale:
Public	$3,385.0	43.0%	$3,627.8	50.1%
Private	2,383.0	30.3	1,638.5	22.6
Commercial mortgage loans	1,237.4	15.7	1,042.1	14.4
Other invested assets	385.5	4.9	404.9	5.6
Policy loans	164.9	2.1	158.3	2.2
Equity securities, available-for-sale	21.8	0.3	19.3	0.3
Cash and cash equivalents	289.9	3.7	344.0	4.8

Total cash, cash equivalents and invested assets	$7,867.5	100.0%	$7,234.9	100.0%

The decrease in public fixed maturities is the result of a decline in investments supporting GICs as a result of schedule maturities and planned reduction in these products and deferred annuity products due to runoff. The increase in private fixed maturities is primarily attributable to the increase in purchases of mortgage-backed securities supporting FABNs.

Included in other invested assets are certain securities that are designated as trading and, accordingly, are held at fair value with changes in fair value included in net investment gains (losses) in the condensed consolidated statement of income. As of September 30, 2006 and December 31, 2005, the fair value of the trading portfolio was $21.1 million and $15.0 million, respectively.

As of September 30, 2006, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government and agencies	$40.0	$0.3	$(0.4)	$39.9
Government—non U.S.	124.3	10.7	(0.3)	134.7
U.S. corporate	2,731.5	35.1	(27.4)	2,739.2
Corporate—non U.S.	650.7	7.7	(9.1)	649.3
Mortgage and asset-backed	2,215.9	12.8	(23.8)	2,204.9

Total fixed maturities	5,762.4	66.6	(61.0)	5,768.0
Equity securities	13.6	8.2	—	21.8

Total available-for-sale securities	$5,776.0	$74.8	$(61.0)	$5,789.8

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

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2006:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government and agencies	$7.7	$(0.1)	3	$14.5	$(0.3)	6
Government—non U.S.	20.9	(0.3)	20	2.8	—	2
U.S. corporate	536.8	(7.7)	94	753.7	(19.8)	164
Corporate—non U.S.	170.6	(3.5)	35	164.7	(5.6)	36
Asset backed	102.6	(0.4)	21	407.8	(12.3)	35
Mortgage backed	230.6	(1.9)	41	402.1	(9.1)	97

Total temporarily impaired securities	$1,069.2	$(13.9)	214	$1,745.6	$(47.1)	340

% Below cost—fixed maturities:
<20% Below cost	$1,069.2	$(13.9)	214	$1,745.6	$(47.1)	340
20-50% Below cost	—	—	—	—	—	—
>50% Below cost	—	—	—	—	—	—

Total fixed maturities	$1,069.2	$(13.9)	214	$1,745.6	$(47.1)	340

Investment grade	$960.5	$(11.9)	169	$1,699.5	$(45.4)	323
Below investment grade	108.7	(2.0)	45	46.1	(1.7)	17
Not Rated	—	—	—	—	—	—

Total temporarily impaired securities	$1,069.2	$(13.9)	214	$1,745.6	$(47.1)	340

The investment securities in an unrealized loss position as of September 30, 2006 consisted of 554 securities accounting for unrealized losses of $61.0 million. Of these unrealized losses, 93.9% were investment grade (rated AAA through BBB-) and 100.0% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates and changes in credit spreads.

Of the investment securities in an unrealized loss position as of September 30, 2006, no security was below cost 20% or more and below investment grade (rated BB+ and below) for twelve months or more.

As of September 30, 2006, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Derivatives

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

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement requires that all derivative instruments be recognized in the condensed consolidated balance sheet at fair value. Changes in fair value of derivatives not qualifying for hedge accounting and the ineffective portion of qualified hedge programs are reported in income. The effective portion of qualified cash flow hedges is reported as a component of other comprehensive income. For qualifying fair value hedges, the changes in fair value of the derivative along with the changes in fair value of the hedged items are reported in income.

The fair value of derivative instruments, including interest rate swaps, equity index options and financial futures, are based upon pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	September 30, 2006		December 31, 2005
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$1,164.5	$8.8	$96.5	$1.1
Equity index options	223.2	15.8	31.0	2.5
Financial futures	12.6	—	8.8	0.1

Total	$1,400.3	$24.6	$136.3	$3.7

As of September 30, 2006 and December 31, 2005, the fair value of derivatives in a gain position and recorded in other invested assets was $30.1 million and $6.5 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $5.5 million and $2.8 million, respectively.

The increase in notional value for the nine months ended September 30, 2006 was primarily a result of entering into interest rate swaps with notional value of $850.0 million to convert fixed rate liabilities into floating rate liabilities to improve asset-liability management for our FABN business. In addition, we entered into interest rate swaps with notional value of $191.5 million and equity index options with notional value of $192.3 million to improve asset-liability management for our variable annuity business.

Capital Resources

Financial Position

Total investments. Total investments increased $686.7 million, or 10.0%, to $7,577.6 million at September 30, 2006 from $6,890.9 million at December 31, 2005. The increase was primarily attributable to an increase in purchases as a result of the $1,450.0 million issuance of our FABNs during 2006, partially offset by a decrease in investments supporting GICs as a result of scheduled maturities and a planned reduction in these products and deferred annuity products due to runoff.

Investment securities are comprised mainly of investment grade debt securities. Investment securities were $5,789.8 million, including gross unrealized investment gains and (losses) of $74.8 million and $(61.0) million, respectively at September 30, 2006 and $5,285.6 million, including gross unrealized investment gains and (losses) of $89.4 million and $(53.8) million, respectively, at December 31, 2005. The change in net unrealized investment gains (losses) was due to the higher interest rate environment.

Reinsurance recoverable. Reinsurance recoverable decreased $562.9, or 24.4%, million from $2,307.4 million at December 31, 2005 to $1,744.5 million at September 30, 2006. The decrease was primarily due to the runoff of our ceded variable annuity and structured settlement blocks.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity contractholders and variable life policyholders. As of September 30, 2006, we held $9,661.7 million of separate account assets. The increase of $884.4 million, or 10.1%, from $8,777.3 million at December 31, 2005 was the result of growth in our retained block of variable annuity products and favorable market performance of the underlying securities. The increase was partially offset by a decrease in our ceded block attributable to benefits and withdrawals outpacing deposits and favorable market performance of the underlying securities.

Future annuity and contract benefits. Future annuity and contract benefits increased $231.6 million, or 2.8%, to $8,433.1 million at September 30, 2006 from $8,201.5 million at December 31, 2005. The increase was primarily attributable to a $1,473.2 million increase in FABNs. This increase was offset by a $550.0 million decline in future annuity and contract benefits related to the general account portion of a reinsured block of variable annuity products, a $590.2 million decrease in GICs as a result of scheduled maturities and a planned reduction in these products, a $66.7 million decrease attributable to a runoff block of deferred annuities and a $33.6 million decrease attributable to runoff of our life business.

Liquidity

The principal liquidity requirements for our insurance operations are our contractual obligations to contractholders. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. We maintain a committed credit line with an indirect parent, GNA Corporation, of $500.0 million to provide liquidity to meet normal variation in cash requirements. There was no amount outstanding as of September 30, 2006.

The following table sets forth our condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2006	2005
		(Revised—see note 5)
Net cash from operating activities	$8.1	$173.6
Net cash from investing activities	(708.4)	1,030.4
Net cash from financing activities	646.2	(1,042.6)

Net increase (decrease) in cash and cash equivalents	$(54.1)	$161.4

Cash flows from operating activities are affected by the timing of premiums and fees received and investment income and expenses paid. Principal sources of cash include sales of our products and services. The decrease in cash flows from operating activities for the nine months ended September 30, 2006 was primarily the result of the timing of cash settlements of other assets and liabilities.

The decrease in cash from investing activities for the nine months ended September 30, 2006 was primarily the result of an increase in purchases of investments primarily driven by the issuance of the FABNs during 2006.

The net cash from financing activities primarily relates to investment contract issuances and redemptions. Our net change in investment contracts was $1,697.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was primarily driven by the issuance of the FABNs during 2006.

We have revised our condensed consolidated statement of cash flows for the nine months ended September 30, 2005 related to unsettled investment trades as described in note 5 in our “—Notes to Condensed Consolidated Financial Statements.”

As of September 30, 2006, we had approximately $200.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating-rate tied to an external market index. Purchasers of funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. Of the $200.0 million aggregate amount outstanding as of September 30, 2006, $50.0 million of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the 180 day notice period.

In 2005, we transferred investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities as of September 30, 2006 was $290.4 million and included in other invested assets and are shown as restricted.

We maintain investment strategies intended to provide adequate funds to pay benefits without forced sales of investments. We hold cash equivalents and other liquid investment-grade fixed maturities to fund anticipated operating expenses, surrenders, and withdrawals. As of September 30, 2006, our total cash and invested assets was $7,867.5 million.

Our investments in privately placed fixed maturities, commercial mortgage loans, policy loans, limited partnership interests and restricted other invested assets are relatively illiquid. These asset classes represented approximately 52.3% of the carrying value of our total cash and invested assets as of September 30, 2006. The estimated fair value of infrequently traded securities as of September 30, 2006 was approximately $2,383.0 million.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines. We have not used securitization transactions to provide us with additional liquidity and we do not anticipate using securitization transactions for that purpose in the future. The transactions involved securitizations of some of our commercial mortgage loans, fixed maturities and policy loans. Total securitized assets remaining as of September 30, 2006 and December 31, 2005, were $218.0 million and $254.1 million, respectively.

Securitization transactions typically result in gains or losses that are included in net investment gains (losses) in our financial statements. There were no off-balance sheet securitization transactions executed in the three and nine months ended September 30, 2006 and 2005, respectively.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with a third-party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

Financial support is provided under credit support agreements, in which Genworth provides limited recourse for a maximum of $119.0 million of credit losses in such entities. We do not provide any such recourse.

New Accounting Standards

For a discussion of recently adopted and not yet adopted accounting standards, see note 2 in our “—Notes to Condensed Consolidated Financial Statements.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2006

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, and administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers, and breaches of fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

There were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our 2005 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 and June 30, 2006. In addition, there were no new material legal proceedings during the quarter.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2006, there have been no material changes to the risk factors set forth in our 2005 Annual Report on Form 10-K.

Item 6. Exhibits

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Pamela S. Schutz

31.2	Certification of J. Kevin Helmintoller

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Pamela S. Schutz

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—J. Kevin Helmintoller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY (Registrant)

Dated: October 27, 2006

	By:	/s/ J. KEVIN HELMINTOLLER
J. Kevin Helmintoller Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)