Form 10-K
period 2006-12-31
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2007-03-12
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 12, 2007, 25,651 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000.00 per share were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 12, 2007.  None.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

PART I

Item 1. Business

Overview

Genworth Life and Annuity Insurance Company (the “Company,” “GLAIC,” “we,” “us,” or “our” unless the context otherwise requires) is a stock life insurance company operating under a charter granted by the Commonwealth of Virginia on March 21, 1871 as The Life Insurance Company of Virginia. An affiliate of the General Electric Company (“GE”) acquired us on April 1, 1996 and ultimately contributed the majority of the outstanding common stock to Genworth Life Insurance Company (“GLIC”), formerly known as General Electric Capital Assurance Company. On May 31, 2004, we became a direct, wholly-owned subsidiary of GLIC while remaining an indirect, wholly-owned subsidiary of Genworth Financial, Inc. (“Genworth”). Our preferred shares are owned by an affiliate, Brookfield Life Assurance Company Limited.

We do business in the District of Columbia and all states, except New York. Our principal offices are located at 6610 West Broad Street, Richmond, Virginia 23230.

On January 1, 2007, Federal Home Life Insurance Company (“FHL”) and First Colony Life Insurance Company (“FCL”) merged with and into GLAIC (“GLAIC Merged”). GLAIC is the surviving entity. FHL and FCL were both stock life insurance companies operating under charters granted by the Commonwealth of Virginia and both were affiliates of the Company. We received regulatory approval from the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia for these mergers. The consolidated financial statements will be represented in the first quarter of 2007 as if the mergers were effective for all periods and will be accounted for as a pooling of interests for entities under common control as the Company, FHL and FCL are all wholly-owned subsidiaries of Genworth.

Upon consummation of the FHL and FCL mergers, GLAIC transferred its ownership of American Mayflower Life Insurance Company of New York (“AML”), formerly a wholly-owned subsidiary of FCL, to Genworth Life Insurance Company of New York (“GLICNY”), an affiliate, in exchange for a non-majority ownership interest in GLICNY. AML merged into GLICNY with GLICNY being the surviving entity. These mergers were part of the continuing efforts of Genworth, our ultimate parent company, to simplify its operations, reduce its costs and build its brand.

We are one of a number of subsidiaries of Genworth, a leading financial security company dedicated to developing solutions that help meet the investment, protection, homeownership, retirement and independent lifestyle needs of more than 15 million customers, with a presence in more than 25 countries. We have two operating segments: (1) Retirement Income and Investments and (2) Protection.

•

Retirement Income and Investments. We offer customers a variety of wealth accumulation, income distribution, and institutional investment products. Retail products include: individual fixed and variable annuities; group variable annuities offered through retirement plans; single premium immediate annuities; and variable life insurance. Institutional products include: guaranteed investment contracts (“GICs”), funding agreements and funding agreements backing notes (“FABNs”).

•	Protection. Our Protection segment includes universal life insurance, interest-sensitive whole life insurance and Medicare supplement insurance.

We also have Corporate and Other activities which consist primarily of unallocated net investment gains (losses), corporate income, expenses and income taxes.

Market Environment and Opportunities

We believe we are well positioned to benefit from significant demographic, governmental and market trends, including the following:

Aging U.S. population with growing retirement income needs. The percentage of the U.S. population aged 55 or older is expected to increase from approximately 22%, or 65 million, in 2004 to more than 29%, or 97 million, by 2020 according to the U.S. Census Bureau. Life expectancy has risen to 74.8 years for men and 79.6 years for women, according to the U.S. Social Security Administration, and further increases are projected. For a married couple, each aged 65, there is a 50% likelihood that one will survive to age 91 and a 25% chance one will survive to 95, according to Society of Actuaries tables. Meanwhile, fewer companies are offering defined benefit plans than in the past, and the Social Security Administration in 2006 projected that its reserves could be exhausted by 2040, creating the need for individuals to identify alternate sources of retirement income. U.S. savings rates overall are at historic lows, according to the U.S. Commerce Department’s Bureau of Economic Analysis and the nation’s personal savings rate in December 2006 was negative $116.6 billion. We believe this phenomenon will lead to increased demand for innovative investment and savings products of the type we currently offer and are developing. For those with accumulated wealth, especially among people within 10 years of retirement or within the first five years of retirement, approximately $6.6 trillion of financial assets are now held, with the vast majority of these expected to be invested to meet income needs, according to a survey conducted by SRI Consulting Business Intelligence in 2004. We believe these trends will also increase demand for wealth accumulation offerings and income distribution solutions as part of a responsible financial plan.

Competitive Strengths

We believe the following competitive strengths will enable us to capitalize on opportunities in our targeted markets:

•

Product innovation. We continue to innovate products that meet the needs of consumers through various stages of their lives, and that are positioned to benefit from current trends among distributors to limit the number of insurers with which they maintain relationships to those with the highest value-added product content. We strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings.

•

Extensive, multi-channel distribution network. We have extensive distribution reach across a broad network of financial intermediaries, independent producers and dedicated sales specialists. We maintain strong relationships with leading distributors by providing a high level of specialized and differentiated support, technology and service solutions to support their sales efforts.

•

Technology-enhanced, service-oriented, scalable, low-cost operating platform. We actively manage costs and drive continuous customer service improvement. We use technology to enhance performance by automating key processes to reduce response times and process variations. In addition, we have centralized our operations and have established scalable, low-cost operating centers in Virginia. We also outsource a variety of back office support services to a team of professional service providers in India.

•

Disciplined risk management with strong compliance practices. Risk management and regulatory compliance are critical parts to our business. We employ comprehensive risk management processes in virtually every aspect of our operations, including product development, underwriting, investment management, asset-liability management and technology development programs.

•

Strong balance sheet and high-quality investment portfolio. As part of Genworth, we believe our ratings and capital strength provide us with a significant competitive advantage. We have a diversified, high-quality investment portfolio with $8,479.3 million of invested assets as of December 31, 2006. Approximately 93.9% of our fixed maturities had ratings equivalent to investment-grade, and approximately 0.3% of our total investment portfolio consisted of equity securities. We actively conduct asset-liability management, and we are expanding use of the capital markets to more effectively enhance portfolio returns.

Growth Strategies

Our objective is to increase targeted revenues and operating income, and enhance returns on equity. We do this by focusing on the following strategies:

•	Capitalize on attractive growth prospects in key markets. We have positioned our product portfolio and distribution relationships to capitalize on the attractive growth prospects in our key markets:

Retirement planning and retirement income. We believe growth will be driven by favorable demographic trends and products designed to help customers accumulate assets and convert them into reliable income throughout their retirement years or other desired periods.

•

Further strengthen and extend our distribution channels. We intend to grow distribution by continuing to differentiate ourselves in areas where we believe we have distinct competitive advantages. These areas include:

Product innovations. Examples include the introduction of a number of products including ClearCourse® for the retirement plan market, our Income Distribution Series of variable annuity products and riders and our SEC Registered FABN product for institutional investors.

Collaborative approach to key distributors. Our collaborative approach to key distributors includes our strong support and educational offerings of consultative selling practices, joint business improvement programs and our tailored approach to our sales intermediaries addressing their unique service needs.

•	Enhance returns on capital and increase margins. We employ three levers to drive higher returns on capital and increase margins. These levers include:

Adding new business at targeted returns and optimizing mix. We have introduced new products, revised pricing and targeted higher return distribution channels to increase our expected returns. We have exited or placed in runoff certain blocks of business with low returns. As these blocks decrease, we expect to release capital over time to deploy to higher-return products and/or businesses.

Investment income enhancements. We seek to enhance investment yields by evaluating and gradually repositioning our asset class mix, pursuing additional investment classes, using active management strategies, and implementing best in class technology.

Operating cost reductions and efficiencies. We focus on reducing our cost base while maintaining strong service levels.

Retirement Income and Investments

Overview

Through our Retirement Income and Investments segment, we offer customers various forms of wealth accumulation, income distribution and institutional investment products. These products include fixed and variable deferred annuities and fixed single premium immediate annuities. We also offer specialized products, including GICs, funding agreements and FABNs. We sell these specialized products to institutional customers for investments in retirement plans and other investment purposes.

The following table sets forth selected financial information regarding our Retirement Income and Investments segment as of or for the years ended December 31, 2006, 2005 and 2004.

	As of or for the years ended December 31,
(Amounts in millions)	2006	2005	2004
Variable annuities
Account value, net of reinsurance, beginning of period	$1,929.4	$1,003.9	$10,455.1
Deposits	1,745.4	928.6	766.9
Market performance	413.9	99.0	70.3
Surrenders, benefits and product charges	(223.2)	(102.1)	(35.4)
Reinsurance transfer(1)	—	—	(10,253.0)

Account value, net of reinsurance, end of period	$3,865.5	$1,929.4	$1,003.9

Variable life
Account value, net of reinsurance, beginning of period	$362.0	$344.0	$313.2
Deposits	29.8	33.3	38.9
Market performance	47.0	27.3	41.4
Surrenders, benefits and product charges	(48.6)	(42.6)	(49.5)

Account value, net of reinsurance, end of period	$390.2	$362.0	$344.0

GICs, funding agreements and FABNs
Account value, net of reinsurance, beginning of period	$2,722.7	$3,667.3	$4,051.8
Deposits	2,359.5	430.4	460.1
Interest credited	171.5	131.1	144.5
Surrenders, benefits and product charges	(1,000.7)	(1,506.1)	(989.1)

Account value, net of reinsurance, end of period	$4,253.0	$2,722.7	$3,667.3

Fixed annuities
Account value, net of reinsurance, beginning of period	$777.4	$853.4	$939.3
Deposits	4.9	2.1	8.9
Interest credited	32.7	36.0	39.0
Surrenders, benefits and product charges	(126.7)	(114.1)	(133.8)

Account value, net of reinsurance, end of period	$688.3	$777.4	$853.4

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$79.8	$78.8	$78.6
Deposits	14.1	14.0	10.3
Interest credited	4.2	7.4	5.7
Surrenders, benefits and product charges	(18.5)	(20.4)	(15.8)

Account value, net of reinsurance, end of period	$79.6	$79.8	$78.8

Structured settlements
Account value, net of reinsurance, beginning of period	$—	$—	$181.3
Deposits	—	—	—
Interest credited	—	—	—
Surrenders, benefits and product charges	—	—	0.2
Reinsurance transfer(1)	—	—	(181.5)

Account value, net of reinsurance, end of period	$—	$—	$—

(1)

We ceded to Union Fidelity Life Insurance Company (“UFLIC”), effective as of January 1, 2004, all of our in-force structured settlement contracts and substantially all of our in-force variable annuity contracts.

Products

Variable annuities

We offer variable annuities that allow the contractholder to make payments to a separate account that is divided into subaccounts that invest in underlying investments. The contractholder also has an option to make allocations to a guaranteed interest-rate account that is part of our general account. All allocations are determined by the contractholder. A deferred variable annuity has an accumulation period and a payout period. Our variable annuity products allow the contractholder to allocate all or a portion of his account value to separate accounts that invest in subaccounts that are distinct from our general account. Assets allocated to each separate account have subaccounts that track the performance of selected investments. Except as described below, there is no guaranteed minimum rate of return in these subaccounts, and the contractholder bears the entire risk associated with the performance of these subaccounts. Some of our variable annuities also permit the contractholder to allocate all or a portion of his account value to our general account, in which case we credit interest at specified rates, subject to certain guaranteed minimums.

Variable annuities provide us with fee-based revenue in the form of expense and risk charges and, in some cases, mortality charges. These fees equal a percentage of the contractholder’s assets in the separate account and typically range from 0.75% to 2.45% per annum depending on the features and options within a contract. We also receive fees charged on assets allocated to our separate account to cover administrative costs and, in some cases, a distribution fee from the underlying investments in which assets are invested.

Our variable annuity contracts generally provide a basic guaranteed minimum death benefit (“GMDB”), which provides a minimum account value to be paid upon the annuitant’s death. Contractholders also have the option to purchase through riders, at an additional charge, enhanced death benefits. Assuming every annuitant died on December 31, 2006, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $3,867.4 million and a related death benefit exposure of $15.5 million net amount at risk.

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

With many employers moving away from traditional defined benefit pension plans to retirement plans, in 2005 we responded by introducing ClearCourse®, a group variable annuity product. ClearCourse® is designed to be an investment option within a retirement plan. It offers participants the ability to build guaranteed retirement income while maintaining liquidity and growth potential. ClearCourse® provides participants with the ability to access defined benefit-like features within a defined contribution environment and is distributed via direct salespeople and through defined contribution plan record keepers. As of December 31, 2006, five plan sponsors have selected ClearCourse® as an investment option for their retirement plans. In addition, we are working with three record keepers to make ClearCourse® available as part of their standard service offering. We anticipate these arrangements to be operational in 2007. We continue to see strong interest from plan sponsors and record keepers.

In the second quarter 2004, we entered into reinsurance transactions in which we ceded, effective January 1, 2004, all of our in-force variable annuity business, excluding RetireReadySM Retirement Answer Variable Annuity (“Retirement Answer”), to UFLIC. We have continued to sell variable annuities and are retaining that business.

There are numerous competitors in this market segment within all major distribution channels that we sell through—banks, national stockbrokerage firms and independent broker/dealers. We have focused on “income distribution” products, where we believe consumers are seeking value and where we offer a broad array of products allowing consumers to opt for lifetime income beginning immediately or deferring until such time as they wish to access the income stream. We have been an early mover in this market space and we believe we are well positioned to compete.

Variable life insurance

We offer variable life insurance products that provide insurance coverage by paying a death benefit payable upon death of the insured through policies that give policyholders flexibility in investment choices and, in some products, in premium payments and coverage amounts. Our variable life products allow the policyholder to allocate all or a portion of his premiums to a separate account that is divided into subaccounts that are distinct from our general account. There is no guaranteed minimum rate of return in these subaccounts, which invest in these mutual funds, and the policyholder bears the entire investment risk associated with the performance of the subaccounts. Some of our variable life insurance products also permit the policyholder to allocate all or a portion of his account value to our general account, in which case we credit interest at specified rates, subject to certain guaranteed minimums, which are comparable to the minimum rates in effect for our fixed annuities. Similar to our variable annuity products, we collect specified mortality and expense charges and fees charged on assets allocated to the separate account to cover administrative services and costs. We also collect cost of insurance charges on our variable life insurance products to compensate us for the mortality risk of the guaranteed death benefit, particularly in the early years of the policy when the death benefit is significantly higher than the value of the policyholder’s account.

Guaranteed investment contracts, funding agreements and FABNs

We offer GICs, funding agreements and FABNs, which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. GICs are purchased by ERISA qualified plans, including pension and 401(k) plans. Funding agreements are purchased by institutional accredited investors for various kinds of funds and accounts that are not ERISA qualified. Purchasers of funding agreements include money market funds, bank common trust funds and other corporate and trust accounts and private investors including Genworth Global Funding Trusts as part of our FABN program.

Substantially all of our GICs allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

Our funding agreements generally credit interest on deposits at a floating rate tied to an external market index and we generally invest the proceeds in floating-rate assets. When we issue fixed rate funding agreements, we may enter into counterparty “swap” arrangements where we exchange our fixed rate interest payment for a floating-rate that is tied to an index in order to correlate to the floating-rate assets.

The funding agreements issued through our FABN program are typically issued for terms of one to seven years. We have historically issued these in an unregistered format through the Bear Stearns Premium Asset Trust structure, but in December 2005, we launched our proprietary registered notes program. As of December 31, 2006 and 2005, we had an aggregate of $2,785.0 million and $535.0 million, respectively, of FABNs. Of the $2,785.0 million of these funding agreements outstanding as of December 31, 2006, $500.0 million permitted early termination provisions upon twelve months notice. The remaining contracts do not permit early termination.

We compete with other large, highly rated insurance companies in these institutional markets. Our credit quality, both long- and short-term, liquidity and price differentiate us in these markets. GICs are sold both directly and through investment managers. We place our funding agreements directly and through specialized brokers. Our FABNs are distributed through investment banks. We approach each of these markets opportunistically and will only issue new business when we can achieve targeted returns and maintain an appropriate mix of institutional and retail businesses. Our approach may cause significant fluctuations in new deposits as we will issue new business when spreads are favorable and may issue no new business when rates are not favorable.

Fixed annuities

We offer a modified guaranteed annuity contact and have a closed block of single premium deferred annuities (“SPDAs”). These contracts provide for a single premium to be allocated to a guaranteed term option for one or more guaranteed terms ranging from one to ten years in duration. During the accumulation period, we credit the account value of the annuity with interest earned at an interest rate, called the crediting rate. The crediting rate is guaranteed generally for one year at issue, but may be guaranteed for up to seven years, at the contractholders’ option, and thereafter is subject to annual changes at our discretion, based upon competitive factors, prevailing market rates and product profitability. Each contract also has a minimum guaranteed crediting rate. The majority of our fixed annuity contracts are funded by our general account, and the accrual of interest during the accumulation period is generally on a tax-deferred basis to the owner. The majority of our fixed annuity contractholders retain their contracts for five to ten years. After the period specified in the annuity contract, the contractholder may elect to take proceeds of the annuity as a single payment or over time. If the contractholder elects to take the proceeds before the period specified, a surrender change may be imposed for SPDAs while a market value adjustment may be assessed for modified guaranteed annuities. This market value adjustment may either increase or decrease the contractholders payout based on the current market rate of interest.

For fixed annuities, we leverage long-term bank relationships that allow us to maintain “shelf space” needed to succeed in this highly competitive industry. Sales of fixed annuities are strongly linked with the interest rate environment and its impact on the relative competitiveness of alternative products, such as certificates of deposit and money market funds. Therefore, we have seen variability in sales levels for this product, and expect this to continue in the future, as we continue to maintain pricing discipline to target return levels through varying interest rate environments.

Fixed immediate annuities

In exchange for a single premium, fixed immediate annuities provide a fixed amount of income for either a defined number of years, the annuitant’s lifetime, or the longer of the defined number of years or the annuitant’s life. Income can be paid monthly, quarterly, semi-annually or annually and generally begins within one year of receipt of the premium. Fixed immediate annuities also include annuitizations chosen as a settlement option for an existing deferred annuity contract. We do not currently offer fixed immediate annuities as a stand-alone product.

Structured settlements

In the second quarter 2004, we entered into reinsurance transactions in which we ceded, effective January 1, 2004, all of our in-force structured settlements business to UFLIC. We no longer actively market this product.

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

Where allowed by state law, we segment our Medicare supplement applicants into risk pools based on age, gender, smoking status and geography. These risk classifications allow us to mitigate business mix risk by pricing separately for each risk classification. We perform profitability analyses annually by risk pool and request rate changes from state regulators to maintain our pricing profitability.

In the few situations where state law does not permit these underwriting procedures, we issue policies on a guaranteed basis based on pricing models that account for guaranteed issue requirements in these states.

In addition to competing with other insurance companies, we also compete with non-insurance alternatives to funding including government programs such as Medicaid designed for the impoverished, continuing care retirement communities, and reliance on family members to provide for care. Our product competes by providing peace of mind and independence to our policyholder and effectively reducing the family burden associated with other care alternatives.

We primarily distribute our products through dedicated sales specialists.

Life insurance

Our life insurance products include interest-sensitive whole life and universal life insurance. These products provide a personal financial safety net for individuals and their families. These products also provide protection against financial hardship after the death of an insured by providing cash payments to the beneficiaries of the policyholder. We do not currently offer these products.

Competition in our life insurance business comes from many sources, including from many traditional insurance companies as well as from non-traditional sources, such as banks and the capital markets. Competitors have multiple access points to the market through BGAs, financial institutions, career sales agents, multi-line exclusive agents, e-retail and other life insurance distributors.

Corporate and Other

Our Corporate and Other activities include unallocated net investment gains (losses), corporate income, expenses and income taxes.

Marketing

As part of Genworth, we promote and differentiate our products and services through a variety of offerings, technology services, specialized support for our distributors and innovative marketing programs tailored to particular consumer groups.

The RetireReadySM series of variable annuities is the foundation for our Income Distribution Series. Marketing of these products is supported by internal and external wholesalers who help distributors understand the features of each product and rider. In addition, we also hold “Income Summits” throughout the country, educating distributors on the need for guaranteed income during one’s retirement years as part of a sound overall financial plan. We believe education of our distributors and potential contractholders is key to our success in marketing these products as they move from accumulation of assets to the “spend-down” or distribution of assets.

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

In 2006, we completed our transition to the Genworth brand and all of our current products and services are now using the Genworth mark and logo.

Risk Management

Overview

Risk management is a critical part of our business and we have adopted an enterprise risk management framework that includes rigorous risk management processes in virtually every aspect of our operations, including product development and management, business acquisitions, underwriting, investment management, asset-liability management and technology development projects. The risk management framework includes the assessment of risk, a proactive decision process to determine which risks are acceptable, and the ongoing monitoring and management of those risks. The primary objective of these risk management processes is to reduce the variations we experience from our expected results. We have an experienced group of professionals, including actuaries, statisticians and other specialists, dedicated exclusively to our risk management process. We have emphasized our adherence to rigorous risk management techniques and leveraged the benefits into a competitive advantage in marketing and managing our products.

New product introductions

Our risk management process begins with the development and introduction of new products and services. We have established a rigorous product development process that specifies a series of required analyses, reviews and approvals for any new product. For each proposed project, this process includes a review of the market opportunity and competitive landscape, major pricing assumptions and methodologies, return expectations, reinsurance strategies, underwriting criteria and business risks and potential mitigating factors. Before we introduce a new product, we establish a monitoring program with specific performance targets and leading indicators, which we monitor frequently to identify any deviations from expected performance so that we can take prompt corrective action when necessary. Significant product introductions require approval by our senior management team. We use a similarly rigorous process to introduce variations to existing products and to offer existing products through new distribution channels.

Product performance reviews

Product performance reviews are performed by Genworth’s senior operating management and by Genworth’s Capital and Risk Committee on a regular cycle. Genworth’s Capital and Risk Committee includes Genworth’s Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer, Chief Actuary, and the General Counsel. These reviews include an analysis of the major drivers of profitability, underwriting performance, variations from expected results, regulatory and competitive environment and other factors affecting product performance. In addition, we initiate special reviews when a product’s performance fails to meet any of the indicators we established during that product’s introductory review process. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing or ultimately discontinuing sales of that product. We review our underwriting, pricing and risk selection strategies on a regular basis to ensure that our products remain progressive, competitive and consistent with our marketing and profitability objectives. We are also subject to periodic external audits by our reinsurers, which may provide us with valuable insights into other innovative risk management practices.

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

Portfolio diversification

We use limits to ensure a spread of risk in our business. We have strict limitations on credit risk to avoid concentration in our investment portfolio. Our product portfolios have considerable diversification due to the wide variety of products we have sold over a number of years. We also manage unique product exposures in our business.

Actuarial databases and information systems

Our extensive actuarial databases and innovative information systems technology are important tools in our risk management programs. We have substantial experience in offering individual life insurance products, and we have developed a large database of claims experience, particularly in preferred risk classes, which provides significant predictive experience for mortality.

Compliance

Legal and regulatory compliance are critical parts of our business. Throughout our Company, we instill a strong commitment to integrity and ethics in business dealings and compliance with applicable laws and regulations. We have professionals dedicated to legal and regulatory compliance matters.

Operations and Technology

Service and support

We benefit from Genworth’s dedicated team of service and support personnel including the operations through an arrangement with an outsourcing provider in India, GENPACT, who assist our sales intermediaries and customers with their service needs. We use advanced and, in some cases, proprietary, patent-pending technology to provide product design and underwriting, and we operate service centers that leverage technology, integrated processes, and process management techniques.

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

Technology capabilities and process improvement

We rely on Genworth’s proprietary processes for project approval, execution, risk management and benefit verification as part of our approach to technology investment. Genworth has been issued 22 patents and has filed more than 50 pending patent applications. Genworth’s technology team is experienced in large-scale project delivery, including many insurance administration system consolidations and the development of Internet-based servicing capabilities. Genworth continually manages technology costs by standardizing its technology infrastructure, consolidating application systems, reducing servers and storage devices and managing project execution risks.

We believe we have greatly enhanced our operating efficiency, generated significant cost savings, and created competitive advantages by using a variety of process tools designed to address all aspects of process management. Our tools enable us to more effectively operate processes, improve our process performance, and build new processes. Our team of operational quality experts is focused on driving our process and project execution and championing process management disciplines. We always tailor the application of our tools to the specific needs of each project or process resulting in more effective execution.

Reserves

We calculate and maintain reserves for estimated future benefit payments to our policyholders and contractholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry accounting practices. We release these reserves as those future obligations are extinguished. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment that is subjected to a variety of internal and external independent reviews. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs, and changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with complete precision the ultimate amounts we will pay for actual future benefits or the timing of those payments.

Reinsurance

We follow the industry practice of reinsuring portions of our insurance risks with reinsurance companies. We use reinsurance both to diversify our risks and to manage loss exposures and capital effectively. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain, and also to write a larger volume of new business.

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or able to receive payments from our reinsurer. The principal reinsurers to which we cede risks have A.M. Best financial strength ratings ranging from “A+” to “A-.” Historically, we have not had significant concentrations of reinsurance risk with any one reinsurer. However, prior to the completion of the Genworth initial public offering (“IPO”), we entered into reinsurance transactions with UFLIC, which resulted in a significant concentration of reinsurance risk with UFLIC whose obligations to us are secured by trust accounts as described in note 5 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

On November 30, 2005, we entered into a reinsurance agreement with FCL, an affiliate, to cede liabilities arising from the funding agreements issued as part of our FABN program as described in note 5 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” As a result of the merger of FHL and FCL into GLAIC effective January 1, 2007, this reinsurance agreement has been terminated.

The following table sets forth our exposure to our principal reinsurers, including reinsurance recoverable as of December 31, 2006, and the A.M. Best ratings of those reinsurers as of that date:

(Amounts in millions)	Reinsurance recoverable	A.M. Best rating
UFLIC(1)	$1,484.2	A-
GLIC	88.1	A+
Max Re Ltd	39.0	A-
Swiss Re Life & Health America Inc.	9.8	A+
American United Life Insurance Company	6.5	A

(1)	See note 5 to the consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

Financial Strength Ratings

Ratings with respect to financial strength are an important factor in establishing the competitive position of insurance companies. Ratings are important to maintaining public confidence in us and our ability to market our products. Rating organizations review the financial performance and condition of most insurers and provide opinions regarding financial strength, operating performance and ability to meet obligations to policyholders. Short-term financial strength ratings are an assessment of the credit quality of an issuer with respect to an instrument considered short-term in the relevant market, typically one year or less.

We are rated by A.M. Best, S&P, Moody’s and Fitch as follows:

	A.M. Best rating	S&P rating	Moody’s rating	Fitch rating
Long-term rating	A+ (Superior)	AA-(Very Strong)	Aa3 (Excellent)	AA-(Very Strong)
Short-term rating	Not rated	A-1+ (Strong)	P-1 (Superior)	Not rated

A.M. Best states that its “A+” (Superior) rating is assigned to those companies that have, in its opinion, a superior ability to meet their ongoing obligations to policyholders. The “A+” (Superior) rating is the second-highest of fifteen ratings assigned by A.M. Best, which range from “A++” to “S.”

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

A.M. Best, S&P, Moody’s and Fitch review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate our Company on a solicited or an unsolicited basis. The mergers of FHL and FCL into GLAIC will not have any impact on our ratings as we are considered a core operating company of Genworth and will continue to be so.

Investments

Overview

As of December 31, 2006, we had total cash, cash equivalents and invested assets of $8,504.4 million and an additional $10,383.4 million held in our separate accounts, for which we do not bear investment risk. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturities, including government, municipal and corporate bonds, mortgage-backed and other asset-backed securities and mortgage loans on commercial real estate. We also invest in short-term securities and other invested assets, including a small position in limited partnerships and equity securities. In all cases, our investments are required to comply with restrictions imposed by applicable laws and insurance regulatory authorities.

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2006		2005
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed-maturities, available-for-sale:
Public	$3,546.6	41.7%	$3,627.8	50.1%
Private	3,049.4	35.9	1,638.5	22.6
Commercial mortgage loans	1,258.8	14.8	1,042.1	14.4
Other invested assets	430.3	5.0	404.9	5.6
Policy loans	170.0	2.0	158.3	2.2
Equity securities, available for sale	24.2	0.3	19.3	0.3
Cash and cash equivalents	25.1	0.3	344.0	4.8

Total cash, cash equivalents and invested assets	$8,504.4	100.0%	$7,234.9	100.0%

The decrease in public fixed maturities is the result of a decline in investments supporting GICs as a result of scheduled maturities and planned reductions in these products and deferred annuity products due to runoff. The increase in private fixed maturities is primarily attributable to the increase in purchases of mortgage-backed securities supporting FABNs.

Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholders by investing in a diversified high quality portfolio, income producing securities and other assets. Our investment strategy focuses primarily on:

•	mitigating interest rate risk through management of asset durations relative to policyholder and contractholder obligations;

•	selecting assets based on fundamental, research-driven strategies;

•	emphasizing fixed-income, low-volatility assets while pursuing active strategies to enhance yield;

•	maintaining sufficient liquidity to meet unexpected financial obligations;

•	regularly evaluating our asset class mix and pursuing additional investment classes including catastrophe bonds and collateralized debt obligations; and

•	continuously monitoring asset quality.

Looking forward, we expect to become a more active investor in alternative asset classes to enhance risk adjusted returns. Such alternative asset classes include credit default swaps, bank loans, hedge funds, infrastructure funds and mezzanine and equity commercial real estate investments.

We are exposed to two primary sources of investment risk:

•	credit risk, relating to the uncertainty associated with the continued ability of a given issuer to make timely payments of principal and interest; and

•	interest rate risk, relating to the market price and cash flow variability associated with changes in market interest rates.

We manage credit risk by analyzing issuers, transaction structures and any associated collateral. We use sophisticated analytic techniques to monitor credit risk. For example, we continually measure the probability of credit default and estimated loss in the event of such a default, which provides us with early notification of worsening credits. We also manage credit risk through industry and issuer diversification and asset allocation practices. For commercial mortgage loans, we manage credit risk through geographic, property type and product type diversification and asset allocation.

We mitigate interest rate risk through rigorous management of the relationship between the duration of our assets and the duration of our liabilities, seeking to minimize risk of loss in both rising and falling interest rate environments. For further information on our management of interest rate risk, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Fixed maturities

Fixed maturities, which are primarily classified as available-for-sale, including tax-exempt bonds, consist principally of publicly traded and privately placed debt securities, and represented 77.6% and 72.7% of total cash, cash equivalents and invested assets as of December 31, 2006 and 2005, respectively.

We invest in privately placed fixed maturities to increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide us with protective covenants, call protection features and, where applicable, a higher level of collateral. However, our private placements are not generally freely transferable because of restrictions imposed by federal and state securities laws, the terms of the securities and illiquid trading markets.

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

		December 31,
Public fixed maturities		2006			2005
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$2,407.2	$2,405.6	67.8%	$2,292.3	$2,292.6	63.2%
2	Baa	853.0	859.8	24.3	1,003.2	1,020.5	28.1
3	Ba	201.6	210.8	5.9	235.8	241.2	6.6
4	B	62.0	63.9	1.8	62.6	63.8	1.8
5	Caa and lower	3.5	3.5	0.1	6.2	6.0	0.2
6	In or near default	2.5	3.0	0.1	3.2	3.7	0.1
	Not rated	—	—	—	—	—	—

	Total public fixed maturities	$3,529.8	$3,546.6	100.0%	$3,603.3	$3,627.8	100.0%

		December 31,
Private fixed maturities		2006			2005
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$2,023.5	$2,010.0	65.9%	$1,013.2	$1,005.3	61.4%
2	Baa	908.8	915.4	30.0	570.4	582.4	35.6
3	Ba	119.9	121.0	4.0	38.6	40.0	2.4
4	B	2.5	2.6	0.1	7.1	6.9	0.4
5	Caa and lower	—	—	—	3.3	3.5	0.2
6	In or near default	0.1	0.4	—	0.4	0.4	—
	Not rated	—	—	—	—	—	—

	Total private fixed maturities	$3,054.8	$3,049.4	100.0%	$1,633.0	$1,638.5	100.0%

		December 31,
Total fixed maturities		2006			2005
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$4,430.7	$4,415.6	66.9%	$3,305.5	$3,297.9	62.6%
2	Baa	1,761.8	1,775.2	26.9	1,573.6	1,602.9	30.5
3	Ba	321.5	331.8	5.0	274.4	281.2	5.3
4	B	64.5	66.5	1.0	69.7	70.7	1.3
5	Caa and lower	3.5	3.5	0.1	9.5	9.5	0.2
6	In or near default	2.6	3.4	0.1	3.6	4.1	0.1
	Not rated	—	—	—	—	—	—

	Total fixed maturities	$6,584.6	$6,596.0	100.0%	$5,236.3	$5,266.3	100.0%

Based upon estimated fair value, public fixed maturities represented 53.8% and 68.9% of total fixed maturities as of December 31, 2006 and 2005, respectively. Private fixed maturities represented 46.2% and 31.1% of total fixed maturities as of December 31, 2006 and 2005, respectively.

We diversify our fixed maturities by security sector. The following table sets forth the estimated fair value of our fixed maturities by sector as well as the percentage of the total fixed maturities holdings that each security sector comprised as of the dates indicated:

	December 31,
	2006		2005
(Amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
U.S. government, agencies and government sponsored entities	$29.4	0.4%	$70.2	1.3%
Government-non U.S.	141.8	2.2	111.4	2.1
U.S. corporate	2,795.3	42.4	2,817.0	53.5
Corporate-non-U.S.	813.7	12.3	445.2	8.5
Mortgage-backed	1,616.1	24.5	992.0	18.8
Asset-backed	1,199.7	18.2	830.5	15.8

Total fixed maturities	$6,596.0	100.0%	$5,266.3	100.0%

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established by Lehman Brothers, as well as the percentage of the total corporate bond holdings that each industry comprised as of the dates indicated:

	December 31,
	2006		2005
(Amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Finance and insurance	$1,377.5	38.2%	$986.4	30.2%
Consumer—cyclical	494.9	13.7	314.4	9.6
Utilities and energy	414.5	11.5	567.7	17.4
Consumer—non cyclical	323.8	9.0	434.7	13.3
Capital goods	261.5	7.2	254.3	7.8
Technology and communications	209.3	5.8	165.0	5.1
Industrial	183.8	5.1	196.1	6.0
Transportation	117.8	3.3	112.7	3.5
Other	225.9	6.2	230.9	7.1

Total	$3,609.0	100.0%	$3,262.2	100.0%

We diversify our corporate bond holdings by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of December 31, 2006, our combined corporate bond holdings in the ten issuers to which we had the greatest exposure was $521.0 million which was approximately 6.1% of our total cash, cash equivalents and invested assets as of such date. The exposure to the largest single issuer of corporate bonds held as of December 31, 2006 was $108.7 million, which was approximately 1.3% of our total cash, cash equivalents and invested assets as of such date.

Commercial mortgage loans and other invested assets

Our commercial mortgage loans are collateralized by commercial properties, including multifamily residential buildings. Commercial mortgage loans are stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss.

We diversify our commercial mortgage loans by both property type and geographic region. See note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information on distribution across property type and geographic region for commercial mortgage loans, as well as information on our interest in equity securities and other invested assets.

Selected financial information regarding our derivative financial instruments as of December 31, 2006 and 2005 is included under “Item 8—Financial Statements and Supplementary Data” in note 10 to our consolidated financial statements.

Code of Ethics

On March 9, 2007, the Company’s board of directors confirmed its adoption of the Genworth Financial Code of Ethics (the “Genworth Code of Ethics”). The Genworth Code of Ethics is applicable to all of the Company’s directors, officers and employees and sets out the requirements for compliance with legal and ethical standards in the conduct of the Company’s business, including general business principles, legal and ethical obligations, and compliance policies for specific subjects.

Regulation

Our businesses are subject to extensive regulation and supervision.

General

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws regulate most aspects of our business, and we are regulated by the insurance department of the state in which we are domiciled and states where we are licensed to transact business. We and our insurance products also are affected by U.S. federal, state and local tax laws. Insurance products that constitute “securities,” such as variable annuities and variable life insurance policies, also are subject to U.S. federal and state securities laws and regulations. The SEC, the National Association of Securities Dealers (“NASD”), as well as state securities authorities that regulate and supervise these products.

Our securities operations are subject to U.S. federal and state and non-U.S. securities and related laws. The SEC, state securities authorities, the NASD and similar non-U.S. authorities are the principal regulators of these operations.

The purpose of the laws and regulations affecting our insurance and securities businesses is primarily to protect our customers. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations.

In addition, insurance and securities regulatory authorities (including state law enforcement agencies and attorneys general) increasingly make inquiries regarding compliance by us with insurance, securities and other laws and regulations regarding the conduct of our insurance and securities businesses. We cooperate with such inquiries and take corrective action when warranted.

Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations also may affect our business relationships with them and their decision to purchase or distribute our products.

Insurance Regulation

We are licensed and regulated in all jurisdictions in which we conduct insurance business. The extent of this regulation varies, but most jurisdictions have laws and regulations governing the financial condition of insurers, including standards of solvency, types and concentration of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, statutes and regulations usually require the licensing of insurers and their agents, the approval of policy forms and related materials and the approval of rates for certain lines of insurance.

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

Periodic reporting

We must file reports, including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which we do business, and our operations and accounts are subject to periodic examination by such authorities.

Policy forms

Our policy forms are subject to regulation in every jurisdiction in which we are licensed to transact insurance business. In most jurisdictions, policy forms must be filed prior to their use, and in some jurisdictions, the filed forms must be approved prior to use.

Dividend limitations

The payment of dividends is regulated by the insurance laws and regulations of the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia. In general, we may not pay an “extraordinary” dividend or distribution until 30 days after the applicable insurance regulator has received notice of the intended payment and has not objected in such period or has approved the payment within the 30-day period. In general, an “extraordinary” dividend or distribution is defined by these laws and regulations as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:

•	10% of the statutory surplus as of the immediately prior year end; or

•	the statutory net gain from operations during the prior calendar year.

The laws and regulations of the Commonwealth of Virginia may also prohibit us from declaring or paying a dividend except out of our earned surplus or require us to obtain regulatory approval before we may do so. In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments if they determine that such payment could be adverse to our policyholders or contractholders.

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

Statutory examinations

As part of their regulatory oversight process, insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their jurisdictions. These examinations generally are conducted in cooperation with the insurance departments of two or three other states or jurisdictions, representing each of the NAIC zones, under guidelines promulgated by the NAIC.

In the three-year period ended December 31, 2006, we have not received any material adverse findings resulting from any insurance department examinations.

Guaranty associations and similar arrangements

Most of the jurisdictions in which we are licensed to transact business require life insurers doing business within the jurisdiction to participate in guaranty associations, which are organized to pay contractual benefits owed pursuant to insurance policies of insurers who become impaired or insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular jurisdiction on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets. Aggregate assessments levied against us were not material to our consolidated financial statements.

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

Risk-based capital

The NAIC has established risk-based capital standards which are applicable to our Company as well as a model act with the intention that these standards be applied at the state level. The model act provides that life insurance companies must submit an annual risk-based capital report to state regulators reporting their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possibly weakly capitalized companies for purposes of initiating further regulatory action.

If an insurer’s risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2006, our risk-based capital exceeded the level of risk-based capital that would require us to take or become subject to any corrective action.

Statutory accounting principles

Statutory accounting principles (“SAP”) is a basis of accounting developed by insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer’s ability to pay all of its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform SAP are established by the NAIC and generally adopted by regulators in the various jurisdictions in which we conduct business. These accounting principles and related regulations determine, among other things, the amounts we may pay as dividends.

U.S. GAAP is designed to measure a business on a going-concern basis. It gives consideration to the matching of revenue and expense and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under U.S. GAAP is based in part upon best estimate assumptions made by the insurer. Stockholders’ equity represents both amounts currently available and amounts expected to emerge over the life of the business. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are materially different from those reflected in financial statements prepared under SAP.

Regulation of investments

We are subject to laws and regulations that require diversification of our investment portfolio and limit the proportion of our investments in certain asset categories, such as below investment grade fixed maturities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations renders assets invested contrary to such regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe our investments comply with these laws and regulations.

Federal regulation

Our variable life insurance and variable annuity products generally are “securities” within the meaning of federal securities laws and regulations. As a result, most of our variable annuity products and all of our variable life insurance products are registered under the Securities Act of 1933 and are subject to regulation by the SEC, the NASD and state securities authorities. Federal and state securities regulation similar to that discussed below under “Other Laws and Regulations—Securities regulation” affect investment advice and sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several other areas, including taxation, financial services regulation and pension and welfare benefits regulation, can also significantly affect the insurance industry.

Federal initiatives

Although the federal government generally does not directly regulate the insurance business, federal initiatives often, and increasingly, have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles, and proposals to modify or make permanent the estate tax repeal enacted in 2001. In addition, various forms of direct federal regulation of insurance have been proposed in recent years. We cannot predict whether any such proposals will be adopted, or what impact, if any, such proposals or, if adopted, such laws may have on our business, financial condition or results of operation.

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

Other Laws and Regulations

Securities regulation

Certain of our policies, contracts and services offered are subject to regulation under the federal and state securities laws and regulations of the SEC, state securities regulators and the NASD. Some of our variable annuity contracts and all of our variable life insurance policy separate accounts are registered under the Investment Company Act of 1940. Some of our variable annuity contracts and all of our variable life insurance policies are registered under the Securities Act of 1933.

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

The SEC, NASD, state attorneys general and other federal offices may conduct periodic examinations, in addition, to special or targeted examinations of us and/or specific products. These examinations or inquiries may include, but are not necessarily limited to, product disclosures and sales issues, financial and accounting disclosure and operational issues. Often examinations are “sweep exams” whereby the regulator reviews current issues facing the financial or insurance industry.

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

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K.

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

During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolio. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities also may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Interest rates during 2003 reached a historic low and have increased through 2006.

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

Second, downturns and volatility in equity markets can have an adverse effect on the revenues and returns from our separate account products. Because these products and services generate fees generally from the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. In addition, some of our variable annuity products contain guaranteed minimum death benefits and guaranteed minimum income payments tied to the investment performance of the assets held within the variable annuity. A significant market decline could result in declines in account values which could increase our payments under guaranteed minimum death benefits and certain income payments in connection with variable annuities, which could have an adverse effect on our financial condition and results of operations.

Defaults in our fixed-income securities and commercial mortgage loan portfolio may reduce our income.

Issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments. An economic downturn or a variety of other factors could cause declines in the value of our fixed maturities portfolio and cause our net income to decline.

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

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs, policyholder persistency (resulting in adverse claims experience), and changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments.

We regularly monitor our reserves. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claims payments, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which could adversely affect our results of operations and financial condition.

Intense competition could negatively affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service.

Many other companies actively compete for sales in our retirement income and investments and protection markets, including other major insurers, banks, other financial institutions, mutual fund and money asset management firms and specialty and capital markets providers. In addition, alternative products that leverage the capital markets could compete with traditional insurance products and reduce our market share.

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

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk and capacity management strategy, we purchase reinsurance for certain risks underwritten by our various business segments. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient reinsurance on acceptable terms, which could adversely affect our ability to write future business.

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

Prior to the completion of Genworth’s IPO, we ceded to UFLIC effective as of January 1, 2004, policy obligations under our structured settlement contracts, our variable annuity contracts and separate account reserves. These contracts represent substantially all of our contracts, excluding the Retirement Answer product that was not reinsured, that were in-force as of December 31, 2003 for these products. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, has agreed to maintain UFLIC’s risk-based capital above a specified minimum level. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, our financial condition and results of operations could be materially adversely affected. See note 5 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options, interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. Such failure could have an adverse effect on our financial condition and results of operations.

We are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

As an insurance company, we are subject to a wide variety of laws and regulations. State insurance laws regulate most aspects of our insurance business, and we are regulated by the insurance department of the state in which we are domiciled and the states in which we are licensed.

State laws grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	regulating the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

State insurance regulators and the NAIC regularly reexamine existing laws and regulations applicable to insurance companies and their products. Changes in these laws and regulations, or in interpretations thereof, can be made for the benefit of the consumer at the expense of the insurer and thus could have an adverse effect on our financial condition and results of operations.

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

For further discussion of current investigations and proceedings in which we are involved, see “Item 3—Legal Proceedings.” We cannot assure you that these investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation. For example, the NAIC and certain state insurance departments have adopted or proposed additional reporting and disclosure requirements relating to finite risk reinsurance.

Our computer systems may fail or their security may be compromised, which could damage our business and adversely affect our financial condition and results of operation.

Our business is highly dependent upon the effective operation of our computer systems. We rely on these systems throughout our business for a variety of functions, including processing claims and applications, providing information to customers and distributors, performing actuarial analyses and maintaining financial records. Despite the implementation of security and back-up measures, our computer systems may be vulnerable to physical or electronic intrusions, computer viruses or other attacks, programming errors and similar disruptive problems. The failure of these systems for any reason could cause significant interruptions to our operations, which could result in a material adverse effect on our business, financial condition or results of operation.

We retain confidential information in our computer systems, and we rely on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our computer systems could access, view, misappropriate, alter, or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our computer systems that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

The occurrence of natural or man-made disasters or a disease pandemic could adversely affect our financial condition and results of operation.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, and man-made disasters, including acts of terrorism and military actions and disease pandemics (such as could arise from the avian flu). For example, a natural or man-made disaster or a disease pandemic could lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies and deposits into our investment products. They could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our insurance and investment products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster or a disease pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters or a disease pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster or a disease pandemic also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster or a disease pandemic could lead to increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster or a disease pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies’

ability to pay principal or interest on their securities. See “—We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts.”

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

Medical advances also could lead to new forms of preventative care. Preventative care could extend the life and improve the overall health of individuals. If this were to occur, the duration of payments under certain of our annuity products likely would increase, thereby reducing net income in that business.

We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts.

The prices and expected future profitability of our insurance and deferred annuity products are based in part upon expected patterns of premiums, expenses and benefits, using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in-force from one period to the next. The effect of persistency on profitability varies for different products. For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, especially in the early years of a policy or contract primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract. For our life insurance policies, increased persistency that is the result of the sale of policies to third-parties that continue to make premium payments on policies that would otherwise have lapsed, also known as life settlements, could have an adverse impact on profitability because of the higher claims rate associated with settled policies.

For our other health insurance policies, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products.

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

Recently, the insurance industry has become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices within the insurance industry. In this regard, in May 2005, we received a subpoena from the Northeast Regional Office of the SEC, requiring the production of documents related to “certain loss mitigation insurance products,” such as finite risk reinsurance. We responded to the SEC’s subpoena in June and July 2005 and will cooperate with respect to any follow-up requests or inquiries. Additionally, in May and June 2005, we received information requests from the State of Delaware Department of Insurance and the State of Connecticut Insurance Department on the same general subject, to which we responded. We will cooperate with respect to any follow-up requests or inquiries. In 2005, GE received a subpoena from the United States Attorney’s Office for the Southern District of New York, also on the same general subject. In the subpoena, GE is defined as including, among other things, its subsidiaries and affiliates. We cooperated with GE in connection with GE’s response to the subpoena and will cooperate with respect to any follow-up requests or inquiries.

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

Item 4. Submission of Matters to a Vote of Security Holders

Information omitted in accordance with General Instruction I (2)(c).

PART II

Item 5. Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2006, all of our common stock, our sole class of common equity on the date hereof, is owned by GLIC. Accordingly, there is no public trading market for our common equity.

Our Series A Preferred Stock is owned by Brookfield Life Assurance Company Limited, an affiliate. Thus, there is no public trading market for our preferred equity. Dividends on the Series A Preferred Stock are cumulative and are payable semi-annually when, and if, declared by the Board of Directors at an annual rate of 8.0% of the par value of $1,000 per share. On December 29, 2006, we redeemed 10,000 shares of our 120,000 Series A Preferred Stock, par value $1,000 per share. We paid an additional $0.1 million in accrued dividends on the redeemed shares. On January 22, 2007, the Board of Directors authorized the redemption of the remaining 110,000 outstanding shares of Series A Preferred Stock for $110.0 million for par value and $2.2 million in accrued dividends on the redeemed shares. We filed the required Bureau of Insurance notifications on January 24, 2007 and expect to finalize the redemption in March 2007.

As previously discussed, our ability to pay dividends is restricted by state insurance law.

Item 6. Selected Financial Data

The following table sets forth selected financial information. The selected financial information as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004 has been derived from our consolidated financial statements, which have been audited by KPMG LLP and are included elsewhere in this Annual Report on Form 10-K. For GLAIC Merged pro forma financial information, see note 17 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report (which refers to a change in accounting for certain nontraditional long-duration contracts and separate accounts in 2004), which are included elsewhere in our Annual Report. The selected financial information as of December 31, 2003 and 2002 and for the year ended December 31, 2002 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, but are not included in this Annual Report on Form 10-K.

	Years ended December 31,
(Amounts in millions)	2006	2005	2004(1)	2003	2002
Statement of Income Information
Revenues	$744.8	$705.2	$699.9	$940.8	$1,045.4
Income before cumulative effect of change in accounting principle	68.3	29.5	198.7	19.7	115.8

	As of December 31,
(Amounts in millions)	2006	2005	2004(1)	2003	2002
Balance Sheet Information
Total investments	$8,479.3	$6,890.9	$8,850.6	$11,329.2	$11,591.0
Separate account assets	10,383.4	8,777.3	8,636.7	8,034.9	7,182.8
Reinsurance recoverable	1,642.1	2,307.4	2,753.8	160.7	174.4
All other assets	715.4	906.4	596.8	1,337.8	1,332.8

Total assets	$21,220.2	$18,882.0	$20,837.9	$20,862.6	$20,281.0

Policyholder liabilities	$9,192.7	$8,490.7	$9,929.9	$10,431.6	$11,220.0
Separate account liabilities	10,383.4	8,777.3	8,636.7	8,034.9	7,182.8
All other liabilities	484.0	516.2	681.3	574.1	174.0

Total liabilities	$20,060.1	$17,784.2	$19,247.9	$19,040.6	$18,576.8

Accumulated other comprehensive income (loss)	$4.0	$13.6	$75.3	$88.1	$(9.7)
Total stockholders’ equity	1,160.1	1,097.8	1,590.0	1,822.0	1,704.2

U.S. Statutory Financial Information(2)
Statutory capital and surplus	$587.8	$476.0	$817.2	$562.4	$550.7
Asset valuation reserve	67.7	65.3	86.8	62.9	82.0

(1)

We entered into several significant reinsurance transactions with UFLIC, an indirect, wholly-owned subsidiary of GE. Refer to note 5 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)

We derived the U.S. Statutory Information from our Annual Statements that were filed with the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia and prepared in accordance with statutory accounting practices prescribed or permitted by the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia. These statutory accounting practices vary in certain material respects from U.S. GAAP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included herein.

Cautionary note regarding forward-looking statements

This Annual Report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the items identified above under “Item 1A—Risk Factors.”

We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are one of a number of subsidiaries of Genworth, a leading financial security company in the U.S., with an expanding international presence. We have two operating segments: (1) Retirement Income and Investments and (2) Protection.

•

Retirement Income and Investments. We offer customers a variety of wealth accumulation, income distribution, and institutional investment products. Retail products include: individual fixed and variable annuities; group variable annuities offered through retirement plans; single premium immediate annuities; and variable life insurance. Institutional products include: GICs, funding agreements and FABNs.

•	Protection. Our Protection segment includes universal life insurance, interest-sensitive whole life insurance and Medicare supplement insurance.

We also have Corporate and Other activities, which consist primarily of unallocated net investment gains (losses), corporate income, expenses and income taxes.

Revenues and expenses

Our revenues consist primarily of the following:

•	Retirement Income and Investments. The revenues in our Retirement Income and Investments segment consist primarily of:

•	net investment income and net investment gains (losses) allocated to this segment; and

•	policy fees and other income, including surrender charges and mortality and expense charges.

•	Protection. The revenues in our Protection segment consist primarily of:

•	net premiums earned on individual life and Medicare supplement insurance policies;

•	net investment income and net investment gains (losses) allocated to this segment; and

•	policy fees and other income, including fees for mortality and surrender charges primarily from universal life insurance policies, and other administrative charges.

•	Corporate and Other. The revenues in Corporate and Other consist primarily of unallocated net investment income and net investment gains (losses)

In 2006, we began to allocate net investment gains (losses) from Corporate and Other to our Retirement Income and Investments and Protection segments using an approach based principally upon the investment portfolios established to support each of those segments’ products and targeted capital levels.

Prior to 2006, all net investment gains (losses) were recorded in Corporate and Other and were not reflected in the results of any of our segments.

Our expenses consist primarily of the following:

•	interest credited on general account balances;

•	benefits provided to policyholders and contractholders and changes in reserves;

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

In our Retirement Income and Investments and Protection segments, low market interest rates may reduce the spreads between the amounts we credit to policyholders and contractholders and the yield we earn on the investments that support these obligations. In response to the unusually low interest rates that have prevailed during the last several years, we have reduced the guaranteed minimum crediting rates on newly issued fixed annuity contracts and have reduced crediting rates on in-force contracts where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on our spreads and profitability on these products. In addition, the recent inverting of the yield curve reduces the attractiveness of certain fixed annuity products relative to other short-term investment alternatives. A gradual increase in longer term interest rates, along with an upwardly sloping yield curve, generally will have a favorable effect on the profitability of these products. However, rapidly rising interest rates also could result in reduced persistency in our spread-based retail products as contractholders shift assets into higher yielding investments.

Investment portfolio. Our current investment strategy is to optimize investment income without relying on realized investment gains. Our overall investment yield increased from 4.5% for the year ended December 31, 2004 to 5.3% for the year ended December 31, 2005 to 5.5% for the year ended December 31, 2006. We seek to improve our investment yield by continuously evaluating our asset class mix, pursuing additional investment classes and accepting additional credit risk with higher returns when we believe that it is prudent to do so.

Credit default risk. As a result of the economic downturn in 2000 through 2002 and some high-profile corporate bankruptcies and scandals, the number of companies defaulting on their debt obligations increased dramatically in 2001 and 2002. These defaults and other declines in the value of some of our investments resulted in impairment charges. Credit defaults have decreased in recent years as the economy has improved. There were no investment impairment charges for the year ended December 31, 2006. Charges associated with impairments of investments were $12.2 million and $0.9 million for the years ended December 31, 2005 and 2004, respectively. A weakening in the economic recovery could lead to increased credit defaults.

Developments affecting our product lines

Retirement products. Retirement Income and Investments segment results are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality and the impact of new product sales and lapses. In addition, our competitive position within many of our distribution channels, as well as our ability to retain business, depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds.

We continue to focus on our Income Distribution Series of variable annuity products and riders. We have witnessed a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize upside market performance. Our Income Distribution Series provides the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of our risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

Critical accounting policies

The accounting policies discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and our management’s best estimates may require adjustment.

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

Deferred acquisition costs. DAC represents costs which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts that are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. DAC is subsequently amortized to expense, over the lives of the underlying policies contracts, in relation to the anticipated recognition of premiums or gross profits.

The amortization of DAC for traditional long-duration insurance products (including life-contingent structured settlements and immediate annuities) is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions, established when the contract or policy is issued, about mortality, morbidity, lapse rates, expenses, and future yield on related investments. U.S. GAAP requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing deems them to be inadequate or a re-pricing event occurs. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. Accordingly, we could experience accelerated amortization of DAC if policies terminate earlier than originally assumed.

Amortization of DAC for annuity contracts without significant mortality risk and investment and universal life products is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to-date or for the unlocking of key assumptions based on experience studies such as mortality, withdrawal or lapse rates, investment margin or maintenance expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2006, 2005 and 2004, key assumptions were unlocked in our Retirement Income and Investments and Protection segments to reflect our current expectation of future investment spreads and mortality. The resulting increase (decrease) on amortization of DAC related to unlocking of key assumptions was not material for the years ended December 31, 2006, 2005 and 2004.

The DAC amortization methodology for our variable products (variable annuities and variable universal life insurance) includes a long-term equity market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5% we assume a reversion to this mean over a 3- to 5-year period, subject to the imposition of ceilings and floors. The assumed returns over this reversion period are limited to the 85th percentile of historical market performance. Variation in equity market returns that could be considered reasonably likely would not have a material effect on the amortization of DAC.

We regularly review DAC to determine if it is recoverable from future income. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For other products, if the benefit reserves plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.

As of December 31, 2006, we believe all of our businesses have sufficient future income, where the related DAC would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. For the years ended December 31, 2006, 2005 and 2004, there were no significant charges to income as a result of our DAC recoverability testing.

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

As of December 31, 2006, we believe all of our businesses have sufficient future income, where the related PVFP would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. For the years ended December 31, 2006, 2005 and 2004, there were no significant charges to income as a result of our PVFP recoverability testing.

Insurance liabilities and reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with industry practice and U.S. GAAP. Many factors can affect these reserves, including economic and social conditions, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the reserves we establish are necessarily based on estimates, assumptions and our analysis of historical experience. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

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

Derivatives. We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to our financial assets and liabilities. We also purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from (1) changes in fair value of derivatives not qualifying as accounting hedges; (2) ineffectiveness of designated hedges; and (3) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

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

The assessment of contingent liabilities, including legal and income tax contingencies, involves the use of critical estimates, assumptions and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from management’s assessments. Whenever practicable, management consults with third-party experts (including attorneys, accountants, claim administrators) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the consolidated financial statements.

Results of Operations

The following table sets forth our results of operations.

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Revenues:
Net investment income	$427.5	$411.7	$421.0	$15.8	3.8%	$(9.3)	(2.2)%
Net investment gains (losses)	(1.6)	(4.5)	5.7	2.9	(64.4)%	(10.2)	(178.9)%
Premiums	96.3	103.5	96.8	(7.2)	(7.0)%	6.7	6.9%
Cost of insurance	144.6	144.7	142.2	(0.1)	(0.1)%	2.5	1.8%
Variable product fees	48.6	21.8	9.4	26.8	122.9%	12.4	131.9%
Other income	29.4	28.0	24.8	1.4	5.0%	3.2	12.9%

Total revenues	744.8	705.2	699.9	39.6	5.6%	5.3	0.8%

Benefits and expenses:
Interest credited	318.2	269.1	291.2	49.1	18.2%	(22.1)	(7.6)%
Benefits and other changes in policy reserves	185.8	190.4	182.8	(4.6)	(2.4)%	7.6	4.2%
Acquisition and operating expenses, net of deferrals	76.5	89.9	63.2	(13.4)	(14.9)%	26.7	42.2%
Amortization of deferred acquisition costs and intangibles	44.9	101.0	107.3	(56.1)	(55.5)%	(6.3)	(5.9)%

Total benefits and expenses	625.4	650.4	644.5	(25.0)	(3.8)%	5.9	0.9%

Income before income taxes and accounting change	119.4	54.8	55.4	64.6	117.9%	(0.6)	(1.1)%
Provision (benefit) for income taxes	51.1	25.3	(143.3)	25.8	102.0%	168.6	(117.7)%

Net income before cumulative effect of change in accounting principle	68.3	29.5	198.7	38.8	131.5%	(169.2)	(85.2)%
Cumulative effect of change in accounting principle, net of tax of $0.4 million	—	—	0.7	—	—%	(0.7)	(100.0)%

Net income	$68.3	$29.5	$199.4	$38.8	131.5%	$(169.9)	(85.2)%

2006 vs. 2005

Net income. The increase in net income was primarily driven by a goodwill impairment charge of $57.5 million recorded in our Protection segment in 2005 partially offset by an increase in tax expense.

Net investment income. Net investment income represents income earned on our investments. The increase was primarily a result of an increase in average invested assets due to higher levels of FABNs, partially offset by a decrease in average invested assets attributable to a $440.3 million dividend payment in December 2005.

Net investment gains (losses). Net investment gains (losses) consist of gross realized investment gains and gross realized investment (losses) on available-for-sale securities, including charges related to impairments, and investment gains (losses) resulting from non-qualifying derivative activity, including embedded derivatives, investment gains (losses) on derivatives and related hedged items in fair value hedge relationships, and changes in fair value of our trading portfolio. In 2006, gross realized investment gains and (losses) on available-for-sale securities were $15.5 million and $(15.0) million, respectively. There were no impairment losses recognized in 2006. Investment gains (losses) included $(0.9) million related to our securities designated as trading, $5.4 million related to embedded derivatives and $(6.6) million related to non-qualifying derivatives for the year ended December 31, 2006. For 2005, gross realized gains and (losses) on available-for-sale securities were $12.0 million and $(16.5) million, respectively. Realized losses for 2005 included $12.2 million in impairments.

Premiums. Premiums consist primarily of premiums earned on our whole life policies and Medicare supplement products. The decrease was primarily due to the continued runoff of a block of whole-life policies.

Cost of insurance. Cost of insurance fees include contract administration fees charged on our products such as maintenance and initiation charges. Cost of insurance fees decreased for our universal life business in runoff that was partially offset by an increase in fees for rider benefits on new variable annuity business.

Variable product fees. Variable product fees include charges to cover administrative expenses, mortality and expense fees charged to policyholders and contractholders. The increase was principally attributable to strong equity markets and positive net flows for our variable annuity product assets under management.

Other income. Other income consists primarily of surrender and other fees. Other income remained relatively constant with the prior year.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. This increase was largely due to an increase of $84.4 million related to our floating rate FABNs in 2006, which includes $9.5 million related to an affiliated financing transaction. The increase was partially offset by $31.5 million decrease attributable to our GICs and funding agreements as a result of a planned reduction in these products.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of reserve activity related to current claims and future policy benefits on our products. The decrease primarily relates to the runoff of a block of whole-life policies and a current year reserve reduction as a result of a change in estimate in our universal life business. There was also a decrease in Medicare supplement benefits due to increases in premium rates.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issue expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issue expenses. The decrease was due to a reduction of $14.4 million in legal expenses as a result of settlements recorded in 2005 that did not recur in 2006.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, PVFP and goodwill impairments. The decrease was primarily the result of a goodwill impairment charge in our Protection segment of $57.5 million that was recorded in 2005.

Provision (benefit) for income taxes. The effective tax rate decreased to 42.8% for the year ended December 31, 2006 from 46.2% for the year ended December 31, 2005. The decrease in the effective rate was due primarily to the impact of the write off of goodwill in 2005 offset by a decrease in the dividends received deduction and an increase in tax contingency reserves.

2005 vs. 2004

Net income. The decrease in net income is primarily due to an increase in taxes of $168.6 million. In 2004, we entered into reinsurance transactions, in which we ceded to UFLIC substantially all of our in-force blocks of variable annuities and structured settlements. The reinsurance transactions with UFLIC were completed and accounted for at book value and were reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit for the year ended December 31, 2004.

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

Net investment gains (losses). For 2005, gross realized gains and (losses) on available-for-sale securities were $12.0 million and $(16.5) million, respectively. Realized losses for 2005 included $12.2 million of impairments that were primarily attributable to fixed-maturities and limited partnerships ($11.2 million and $1.0 million, respectively). The fixed maturity impairments primarily related to securities issued by companies in transportation, retail and timber industries ($5.4 million, $5.1 million and $0.7 million, respectively). For 2004, gross realized gains and (losses) on available-for-sale securities were $10.7 million and $(5.0) million, respectively. Realized losses for 2004 included $0.9 million of impairments that were primarily attributable to fixed-maturities. The fixed maturity impairment related to a security issued by a company in the transportation industry.

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

Interest credited. The decrease was primarily due to a $19.9 million decrease attributable to our GICs and funding agreements as a result of a planned reduction in these products and a $6.3 million decline attributable to the runoff of our universal life business. These decreases were partially offset by a $6.5 million increase in our FABNs.

Benefits and other changes in policy reserves. The increase was primarily attributable to higher levels of in-force annuities.

Acquisition and operating expenses, net of deferrals. The increase was due to a $12.4 million increase in legal expenses primarily attributable to settlements reached in 2005. Additionally, there was an increase of $14.7 million related to our annuity products as a result of growth in our in-force block of variable annuity business.

Amortization of deferred acquisition costs and intangibles. The decrease was primarily the result of a decrease of $10.3 million related to our runoff blocks of business offset by an increase in amortization of deferred acquisition costs of $3.7 million primarily as a result of growth in our variable annuity business. There was a goodwill impairment charge of $57.5 million and $59.8 million recorded in 2005 and 2004, respectively.

Provision (benefit) for income taxes. The provision for income taxes increased $168.6 million to a provision of $25.3 million for the year ended December 31, 2005 from a benefit of $(143.3) million for the year ended December 31, 2004. The increase in the tax provision was primarily attributable to a tax benefit associated with the reinsurance transaction with UFLIC in 2004 partially offset by favorable current year examination developments benefiting the year ended December 31, 2005.

Investments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	For the years ended December 31,
	2006		2005		2004
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	5.7%	$327.3	5.5%	$331.3	4.4%	$345.2
Fixed maturities—non-taxable	—%	—	22.3%	0.1	7.6%	0.1
Commercial mortgage loans	6.3%	74.3	6.7%	75.3	6.3%	77.1
Equity securities	1.7%	0.3	4.2%	0.8	0.5%	0.1
Other investments	3.4%	24.1	2.2%	3.4	(0.8)%	(1.2)
Policy loans	6.5%	10.6	6.6%	10.1	5.2%	7.5

Gross investment income before expenses and fees	5.6%	436.6	5.5%	421.0	4.5%	428.8
Expenses and fees		(9.1)		(9.3)		(7.8)

Net investment income	5.5%	$427.5	5.3%	$411.7	4.5%	$421.0

Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other invested assets, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The increase in overall investment yield for the year ended December 31, 2006 was primarily attributable to increased yields on floating rate investments backing spread-based institutional products reflecting the higher short-term interest rate environment. The increase in overall investment yield for the year ended December 31, 2005 was primarily attributable to a fourth quarter adjustment of our commercial mortgage loan loss reserves, higher derivative income from non-qualifying hedges and limited partnership income, partially offset by purchases of new assets in an interest rate environment where current market yields were lower than existing portfolio yields.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2006	2005	2004
Available-for-sale securities:
Realized gains on sale	$15.5	$12.0	$10.7
Realized losses on sale	(15.0)	(4.3)	(4.1)
Impairment losses	—	(12.2)	(0.9)
Net unrealized gains (losses) on trading securities	(0.9)	—	—
Derivative instruments	(1.2)	—	—

Net investments gains (losses)	$(1.6)	$(4.5)	$5.7

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

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Commercial mortgage loans

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2006	2005	2004
Balance as of January 1	$4.3	$10.4	$10.4
Provision charged (released) to operations	(2.0)	(4.6)	1.0
Transfers	—	—	(0.6)
Amounts written off, net of recoveries	—	(1.5)	(0.4)

Balance as of December 31	$2.3	$4.3	$10.4

During 2005, we refined our process for estimating credit losses in our commercial mortgage loan portfolio. As a result of this adjustment, we released $4.6 million of commercial mortgage loan reserves to net investment income in the fourth quarter of 2005. During 2006, we reduced our reserve for commercial loan losses from $4.3 million to $2.3 million reflecting continued strong credit performance in this portfolio.

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

For fixed maturities, we recognize an impairment charge to income in the period in which we determine that we do not expect either to collect principal and interest in accordance with the contractual terms of the instruments or to recover based on underlying collateral values, considering events such as a payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based on the difference between the book value of the security and its fair value. Fair value is based on quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

We did not recognize any impairment losses for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, we recognized impairment losses of $12.2 million and $0.9 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the normal course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2006:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$7.2	$(0.1)	2	$—	$—	—
U.S. corporate	608.6	(8.8)	80	730.4	(18.2)	167
Corporate—non U.S.	165.5	(1.5)	27	194.6	(6.7)	36
Asset backed	119.5	(0.7)	22	431.9	(9.0)	35
Mortgage backed	270.3	(1.2)	48	331.0	(8.1)	88

Total temporarily impaired securities	$1,171.1	$(12.3)	179	$1,687.9	$(42.0)	326

% Below cost—fixed maturities:
<20% Below cost	$1,171.1	$(12.3)	179	$1,687.9	$(42.0)	326
20-50% Below cost	—	—	—	—	—	—
>50% Below cost	—	—	—	—	—	—

Total fixed maturities	$1,171.1	$(12.3)	179	$1,687.9	$(42.0)	326

Investment grade	$1,098.8	$(10.8)	161	$1,652.6	$(40.5)	314
Below investment grade	72.3	(1.5)	18	35.3	(1.5)	12
Not Rated	—	—	—	—	—	—

Total temporarily impaired securities	$1,171.1	$(12.3)	179	$1,687.9	$(42.0)	326

The investment securities in an unrealized loss position as of December 31, 2006 consist of 505 securities accounting for unrealized losses of $54.3 million. Of these unrealized losses, 94.5% were investment grade (rated AAA through BBB-) and 100.0% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates and changes in credit spreads.

There were no securities below cost 20% or more and below investment grade (rated BB+ and below) for twelve months or more as of December 31, 2006.

Because we expect these investments to continue to perform as to their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investments, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

Derivatives

The fair value of derivative instruments, including interest rate swaps, equity index options and financial futures, are based upon pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	December 31,
	2006		2005
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$1,276.6	$8.2	$96.5	$1.1
Equity index options	271.9	16.4	31.0	2.5
Financial futures	18.5	—	8.8	0.1

Total	$1,567.0	$24.6	$136.3	$3.7

As of December 31, 2006 and 2005, the fair value of derivatives in a gain position and recorded in other invested assets was $30.2 million and $6.5 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $5.6 million and $2.8 million, respectively.

The increase in the notional value of derivatives during 2006 was primarily a result of entering into interest rate swaps with notional value of $917.1 million to convert fixed rate liabilities into floating rate liabilities consistent with the overall asset-liability management for our FABN business. In addition, we entered into interest rate swaps with notional value of $211.5 million and equity index options with notional value of $240.9 million to improve asset-liability management for our variable annuity business during 2006.

Capital Resources

Consolidated Balance Sheet

Total investments. Total investments increased $1,588.4 million, or 23.1%, to $8,479.3 million at December 31, 2006 from $6,890.9 million at December 31, 2005. The increase was attributable to a $2,275.0 million increase in investments supporting FABNs offset by a decline in investments supporting GICs and funding agreement liabilities. GICs and funding agreement liabilities decreased by $744.7 million as a result of scheduled maturities and a planned reduction in these products.

Investment securities comprise mainly investment grade debt securities. Fixed maturities and equity securities were $6,620.2 million, including gross unrealized gains and (losses) of $66.7 million and $(54.3) million, respectively at December 31, 2006 ($5,285.6 million, including gross unrealized gains and losses of $89.4 million and $(53.8) million, respectively at December 31, 2005).

Reinsurance recoverable. Reinsurance recoverable decreased $665.3 million, or 28.8%, from $2,307.4 million as of December 31, 2005 to $1,642.1 million as December 31, 2006. The decrease was primarily due to the runoff of our ceded variable annuity and structured settlement blocks.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contract holders. As of December 31, 2006, we held $10,383.4 million of separate account assets. The increase of $1,606.1 million, or 18.3%, from $8,777.3 million at December 31, 2005 was related primarily to the favorable market performance of the underlying securities and new deposits, which was partially offset by death, surrender and other benefits.

Future annuity and contract benefits. Future annuity and contract benefits increased $759.1 million, to $8,960.6 million at December 31, 2006 from $8,201.5 million at December 31, 2005. The increase was primarily attributable to a $2,275.0 million increase in our FABN business. This increase was offset by a $744.7 million decline in GICs and funding agreements, which resulted from scheduled maturities and a planned reduction in these products, a $644.1 million decline in the general account portion of a reinsured block of variable annuity products, an $82.0 million decrease attributable to a runoff block of deferred annuities and a $41.2 million decrease attributable to the runoff of our life business.

Stockholders’ equity. Stockholders’ equity increased $62.3 million to $1,160.1 million at December 31, 2006 from $1,097.8 million at December 31, 2005 due to current year net income of $68.3 million and other transactions with stockholders of $23.3 million, which included $18.2 million for a deemed capital contribution related to taxes, of which $17.9 million related to the assumption of a liability for tax contingency reserves by our indirect parent, GNA Corporation (“GNA”). The contribution was offset by an increase in tax expense resulting in no net impact to total stockholders’ equity. The increases were offset by a decline in accumulated other comprehensive income (loss) of $9.6 million, preferred stock dividends of $9.7 million and redemption of preferred stock of $10.0 million.

Liquidity

The principal liquidity requirements for our insurance operations are our contractual obligations to contractholders and annuitants. Contractual obligations include payments of claims under outstanding insurance policies and annuities, contract withdrawals and surrender benefits. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. We maintain a committed credit line with an indirect parent, GNA, of $500.0 million to provide liquidity to meet normal variation in cash requirements. The amount outstanding as of December 31, 2006 was $16.1 million and was included with other liabilities in the Consolidated Balance Sheets. No amount was outstanding as of December 31, 2005.

The following table sets forth our condensed cash flows for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2006	2005	2004
Net cash from operating activities	$86.5	$177.9	$421.5
Net cash from investing activities	(1,618.2)	1,210.6	359.6
Net cash from financing activities	1,212.8	(1,070.9)	(767.1)

Net increase (decrease) in cash and cash equivalents	$(318.9)	$317.6	$14.0

Cash flows from operating activities are affected by the timing of premiums, fees received, investment income and expenses paid. Principal sources of cash include sales of our products and services. The increase in cash flows from operating activities in 2006 was primarily the result of the timing of cash settlements of other assets and liabilities.

The decrease in cash from investing activities for the year ended December 31, 2006 was primarily the result of an increase in purchases of investments supporting our FABN business.

The net cash from financing activities primarily relates to investment contract issuances and redemptions. Our net change in investment contracts was $1,215.0 million in 2006 compared to $(1,071.0) million in 2005.

The overall decrease in cash of $318.9 million in 2006 is primarily a result of purchases of investments to support our FABN business. The overall increase in cash of $317.6 million in 2005 was primarily a result of the $300.0 million FABN issuance in December 2005 that was not invested by the end of the year.

As of December 31, 2006, we had approximately $200.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. Of the $200.0 million aggregate amount outstanding as of December 31, 2006, $50.0 million had put option features of 180 days.

During 2005, we transferred approximately $344.6 million of investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities was $283.1 million and $332.0 million as of December 31, 2006 and 2005, respectively.

Certain of our products contain provisions for charges for surrender of, or withdrawals from, the policy. At December 31, 2006 and 2005, approximately 88.5% and 79.6%, respectively, of our annuity contracts were subject to surrender charges or contained non-surrender provisions.

As of December 31, 2006, we had approximately $1,240.8 million of GICs. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed-maturity generally ranging from two to six years. Contracts provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits or the earned surplus are deemed extraordinary and require formal state insurance department approval. We are able to pay $167.2 million in dividends in 2007 without obtaining regulatory approval.

Contractual obligations and commercial commitments

We enter into obligations to third parties in the ordinary course of our operations. These obligations, as of December 31, 2006, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected herein. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.” These include expenditures for income taxes and payroll.

	Payments due by period
(Amounts in millions)	Total	2007	2008-2009	2010-2011	2012 and thereafter
Borrowings(1)	$16.1	$16.1	$—	$—	$—
Insurance liabilities(2)	9,352.1	1,304.4	1,965.0	1,484.7	4,598.0
Commercial mortgage loan commitments(3)	2.7	2.7	—	—	—
Limited partnership commitments(3)	23.5	6.5	12.9	4.1	—

Total contractual obligations	$9,394.4	$1,329.7	$1,977.9	$1,488.8	$4,598.0

(1)	Includes principal of our borrowings as described in note 8 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
(2)

Includes estimated claim and benefit, policy surrender and commissions obligations offset by expected future deposits and premiums on in-force insurance policies and investment contracts. Estimated claim and benefit obligations are based on mortality, morbidity and lapse assumptions comparable with our historical experience. In contrast to this table, our obligations recorded in the Consolidated Balance Sheets do not incorporate future credited interest for investment contracts or tabular interest for insurance policies. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future annuity and contract benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fully fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.

(3)	Includes amounts we were committed to fund for U.S. commercial mortgage loans and interests in limited partnerships.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2006 and 2005 were $203.6 million and $254.1 million, respectively.

There were no off-balance sheet securitization transactions in 2006, 2005 and 2004.

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

New Accounting Standards

For a discussion of recently adopted and not yet adopted accounting standards, see note 1 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2006 and 2005 was $8,479.3 million and $6,890.9 million, respectively, of which 77.8% and 76.4%, respectively, was invested in fixed maturities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturities. We mitigate the market risk associated with our fixed maturities portfolio by closely matching the duration of our fixed maturities with the duration of the liabilities that those securities are intended to support.

We are exposed to equity risk on our holdings of common stocks and other equities. We manage equity price risk through industry and issuer diversification and asset allocation techniques.

We may use derivative financial instruments, such as interest rate swaps and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain risks, including interest rate risk, currency risk and equity risk, by:

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

Sensitivity analysis

Sensitivity analysis measures the impact of hypothetical changes in interest rates and other market rates or prices on the profitability of market-sensitive financial instruments.

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

One means of assessing exposure of our fixed maturities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed income securities portfolio to decline by approximately $226.6 million, based on our securities positions as of December 31, 2006.

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would not have a material impact on the market value of our equity investments based on our equity positions as of December 31, 2006. In addition, fluctuations in equity market prices affect our revenues and returns from our separate account products, which depend upon fees that are related primarily to the value of assets under management. However, we do not expect these fluctuations to have a material impact on our consolidated financial statements.

Derivative counterparty credit risk

We manage derivative counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as the result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. The swaps that are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or replacement in the event either party’s unsecured debt rating is downgraded below Moody’s “Baa” or S&P’s “BBB.”

Swaps and purchased options with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P’s if the agreements governing such transactions require both parties to provide collateral in certain circumstances.

The following table sets forth derivative counterparty credit limits by credit rating:

(Amounts in millions)
S&P Rating	Moody’s rating	Long-term (exposures over one year) net of collateral(1)	Aggregate limits (including those under one year) net of collateral(1)	Aggregate limit (gross of collateral)(1)
AAA	Aaa	$50.0	$125.0	$300.0
AA-	Aa3	25.0	100.0	250.0
A	A2	15.0	90.0	200.0

(1)	Credit exposure limits noted in this table are set by Genworth, our ultimate parent, and apply in the aggregate to all companies that are consolidated into Genworth.

Item 8. Financial Statements and Supplementary Data

Genworth Life and Annuity Insurance Company and Subsidiaries

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Genworth Life and Annuity Insurance Company:

We have audited the accompanying consolidated balance sheets of Genworth Life and Annuity Insurance Company and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Life and Annuity Insurance Company and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Genworth Life and Annuity Insurance Company and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

March 12, 2007

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in millions)

	Years ended December 31,
	2006	2005	2004
Revenues:
Net investment income	$427.5	$411.7	$421.0
Net investment gains (losses)	(1.6)	(4.5)	5.7
Premiums	96.3	103.5	96.8
Cost of insurance	144.6	144.7	142.2
Variable product fees	48.6	21.8	9.4
Other income	29.4	28.0	24.8

Total revenues	744.8	705.2	699.9

Benefits and expenses:
Interest credited	318.2	269.1	291.2
Benefits and other changes in policy reserves	185.8	190.4	182.8
Acquisition and operating expenses, net of deferrals	76.5	89.9	63.2
Amortization of deferred acquisition costs and intangibles	44.9	101.0	107.3

Total benefits and expenses	625.4	650.4	644.5

Income before income taxes and cumulative effect of change in accounting principle	119.4	54.8	55.4
Provision (benefit) for income taxes	51.1	25.3	(143.3)

Net income before cumulative effect of change in accounting principle	68.3	29.5	198.7
Cumulative effect of change in accounting principle, net of tax of $0.4 million	—	—	0.7

Net income	$68.3	$29.5	$199.4

See Notes to Consolidated Financial Statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in millions, except share and per share amounts)

	December 31,
	2006	2005
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$6,596.0	$5,266.3
Equity securities available-for-sale, at fair value	24.2	19.3
Commercial mortgage loans	1,258.8	1,042.1
Policy loans	170.0	158.3
Other invested assets ($283.1 and $332.0 restricted)	430.3	404.9

Total investments	8,479.3	6,890.9
Cash and cash equivalents	25.1	344.0
Accrued investment income	75.3	63.6
Deferred acquisition costs	432.5	321.1
Intangible assets	120.4	131.6
Reinsurance recoverable	1,642.1	2,307.4
Deferred income tax asset	—	0.1
Other assets	62.1	46.0
Separate account assets	10,383.4	8,777.3

Total assets	$21,220.2	$18,882.0

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$8,960.6	$8,201.5
Liability for policy and contract claims	80.1	82.1
Other policyholder liabilities	152.0	207.1
Other liabilities ($286.7 and $333.3 restricted)	456.4	516.2
Deferred income tax liability	27.6	—
Separate account liabilities	10,383.4	8,777.3

Total liabilities	20,060.1	17,784.2

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Cumulative Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 110,000 and 120,000 shares issued and outstanding as of December 31, 2006 and 2005, respectively)	110.0	120.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	956.8	938.6

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	3.4	12.5
Derivatives qualifying as hedges	0.6	1.1

Total accumulated other comprehensive income (loss)	4.0	13.6
Retained earnings	63.7	—

Total stockholders’ equity	1,160.1	1,097.8

Total liabilities and stockholders’ equity	$21,220.2	$18,882.0

See Notes to Consolidated Financial Statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in millions)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2003	$120.0	$25.6	$1,060.6	$88.1	$527.7	$1,822.0

Comprehensive income (loss):
Net income	—	—	—	—	199.4	199.4
Net unrealized gains (losses) on investment securities and other invested assets	—	—	—	(15.7)	—	(15.7)
Derivatives qualifying as hedges	—	—	—	2.9	—	2.9

Total comprehensive income (loss)						186.6
Contributed capital	—	—	0.5	—	—	0.5
Dividends to stockholders	—	—	—	—	(419.1)	(419.1)

Balances as of December 31, 2004	120.0	25.6	1,061.1	75.3	308.0	1,590.0

Comprehensive income (loss):
Net income	—	—	—	—	29.5	29.5
Net unrealized gains (losses) on investment securities and other invested assets	—	—	—	(59.5)	—	(59.5)
Derivatives qualifying as hedges	—	—	—	(2.2)	—	(2.2)

Total comprehensive income (loss)						(32.2)
Dividends and other transactions with stockholders	—	—	(122.5)	—	(337.5)	(460.0)

Balances as of December 31, 2005	120.0	25.6	938.6	13.6	—	1,097.8

Comprehensive income (loss):
Net income	—	—	—	—	68.3	68.3
Net unrealized gains (losses) on investment securities and other invested assets	—	—	—	(9.1)	—	(9.1)
Derivatives qualifying as hedges	—	—	—	(0.5)	—	(0.5)

Total comprehensive income (loss)						58.7
Redemption of preferred stock	(10.0)	—	—	—	—	(10.0)
Dividends and other transactions with stockholders	—	—	18.2	—	(4.6)	13.6

Balances as of December 31, 2006	$110.0	$25.6	$956.8	$4.0	$63.7	$1,160.1

See Notes to Consolidated Financial Statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$68.3	$29.5	$199.4
Adjustments to reconcile net income to net cash from operating activities:
Net investments (gains) losses	1.6	4.5	(5.7)
Charges assessed to policyholders	(144.6)	(144.7)	(142.2)
Purchases of trading securities	(39.9)	(15.0)	—
Amortization of fixed maturity discounts and premiums	9.1	18.5	28.3
Acquisition costs deferred	(142.3)	(93.3)	(89.1)
Amortization of deferred acquisition costs and intangibles	44.9	101.0	107.3
Deferred income taxes	33.2	39.1	(174.0)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.7)
Change in certain assets and liabilities:
Accrued investment income and other assets	(43.5)	34.1	6.2
Insurance reserves	347.6	267.1	483.3
Other liabilities and other policy-related balances	(47.9)	(62.9)	8.7

Net cash from operating activities	86.5	177.9	421.5

Cash flows from investing activities:
Proceeds from sales of investment securities and other invested assets	650.6	1,418.4	541.1
Proceeds from maturities of investment securities and other invested assets	836.0	571.0	1,193.8
Principal collected on commercial mortgage loans	174.3	297.0	217.5
Purchases of investment securities and other invested assets	(2,867.9)	(940.2)	(1,465.9)
Commercial mortgage loan originations	(389.5)	(125.7)	(216.6)
Short-term investment activity, net	(10.0)	—	99.6
Policy loans, net	(11.7)	(9.9)	(9.9)

Net cash from investing activities	(1,618.2)	1,210.6	359.6

Cash flows from financing activities:
Proceeds from issuance of investment contracts	4,277.4	1,537.6	1,293.0
Redemption and benefit payments on investment contracts	(3,062.4)	(2,608.6)	(2,024.6)
Proceeds from secured borrowings from affiliate	—	20.5	—
Proceeds from short-term borrowings and other, net	17.5	388.0	251.4
Payments on short-term borrowings	—	(398.8)	(246.9)
Redemption of preferred stock	(10.0)	—	—
Dividends paid to stockholders	(9.7)	(9.6)	(40.0)

Net cash from financing activities	1,212.8	(1,070.9)	(767.1)

Net change in cash and cash equivalents	(318.9)	317.6	14.0
Cash and cash equivalents at beginning of year	344.0	26.4	12.4

Cash and cash equivalents at end of year	$25.1	$344.0	$26.4

See Notes to Consolidated Financial Statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation

Genworth Life and Annuity Insurance Company (the “Company,” “GLAIC,” “we,” “us,” or “our” unless the context otherwise requires) is a stock life insurance company operating under a charter granted by the Commonwealth of Virginia on March 21, 1871 as The Life Insurance Company of Virginia. An affiliate of our former ultimate parent company acquired us on April 1, 1996 and ultimately contributed the majority of the outstanding common stock to the Genworth Life Insurance Company (“GLIC”).

On May 31, 2004, we became a direct, wholly-owned subsidiary of GLIC while remaining an indirect, wholly-owned subsidiary of Genworth Financial, Inc. (“Genworth”). Our preferred shares are owned by an affiliate, Brookfield Life Assurance Company Limited (“Brookfield”).

The accompanying consolidated financial statements include the historical operations and accounts of the Company and our subsidiaries which include Assigned Settlement, Inc. and GNWLAAC Real Estate Holding, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

On January 1, 2007, Federal Home Life Insurance Company (“FHL”) and First Colony Life Insurance Company (“FCL”) merged with and into GLAIC (“GLAIC Merged”). GLAIC is the surviving entity. FHL and FCL were both stock life insurance companies operating under charters granted by the Commonwealth of Virginia and both were affiliates of the Company. We received regulatory approval from the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia (“Bureau of Insurance”).

The consolidated financial statements for GLAIC will be represented in the first quarter of 2007 as if the mergers had been effective for all periods and were accounted for as a pooling of interests for entities under common control as the Company, FHL and FCL were all wholly-owned subsidiaries of Genworth. See note 17 for pro forma financial information.

Upon consummation of the FHL and FCL mergers, GLAIC transferred its ownership of American Mayflower Life Insurance Company of New York (“AML”), formerly a wholly-owned subsidiary of FCL, to Genworth Life Insurance Company of New York (“GLICNY”), an affiliate, in exchange for a non-majority ownership interest in GLICNY. AML merged into GLICNY with GLICNY being the surviving entity. These mergers were part of the continuing efforts of Genworth, our ultimate parent company, to simplify its operations, reduce its costs and build its brand.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

Retirement Income and Investments products include deferred annuities for the retirement plan market (variable and fixed) and variable life insurance products that are investment vehicles and insurance contracts intended for contractholders who want to accumulate tax-deferred assets for retirement, desire a tax-efficient source of income and seek to protect against outliving their assets. Our guaranteed investment contracts (“GICs”), funding agreements and funding agreements backing notes (“FABNs”) are investment contracts sold to institutional buyers.

Protection products are intended to provide protection against financial hardship primarily after the death of an insured and to protect income and assets from other adverse economic impacts of significant health care costs. Our principal product lines under the Protection segment are universal life insurance, interest-sensitive whole life and Medicare supplement insurance.

We distribute our products through three primary channels: financial intermediaries (banks, securities brokerage firms and independent broker/dealers), independent producers (brokerage general agencies, affluent market producer groups and specialized brokers) and dedicated sales specialists (affiliated networks of both accountants and personal financial advisors). Approximately 26.6% of our variable annuity product sales in 2006 were through two national banks.

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

(e) Net Investment Income and Net Investment Gains and Losses

Investment income is recognized when earned. Investment gains and losses are calculated on the basis of specific identification.

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow, and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective or prospective method. Under the retrospective method, used for mortgage-backed and asset-backed securities of high credit quality (ratings equal to or greater than AA or that are U.S. Agency backed) which cannot be contractually prepaid, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return. As of December 31, 2006, all our mortgage-backed and asset-backed securities that have had subsequent revisions in yield, cash flow or prepayment assumptions were accounted for under the retrospective method.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

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

(g) Investment Securities

We have designated our investment securities as either available-for-sale or trading and report them in our Consolidated Balance Sheets at fair value. We determine the appropriate classification of investment securities at the time of purchase. We amortize any bond premium or discount on an effective yield basis over the term of the bond. We obtain values for actively traded securities from external pricing services. For infrequently traded securities, we obtain quotes from brokers, or we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”) and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses related to trading securities are reflected in net investment gains (losses). Trading securities are included in other invested assets in our Consolidated Balance Sheets.

We regularly review investment securities for impairment in accordance with our impairment policy, which includes both quantitative and qualitative criteria. Quantitative criteria include length of time and amount that each security position is in an unrealized loss position, and for fixed maturities, whether the issuer is in compliance with terms and covenants of the security. Qualitative criteria include the financial strength and specific prospects for the issuer as well as our intent to hold the security until recovery. Securities that in our judgment are considered to be other-than-temporarily impaired are recognized as a charge to net investment gains (losses) in the period in which such determination is made.

(h) Commercial Mortgage Loans

Commercial mortgage loans are stated at principal amounts outstanding, net of deferred expenses and allowance for loan losses. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due.

The allowance for loan losses is maintained at a level that management determines is adequate to absorb estimated probable incurred losses in the loan portfolio. Management’s evaluation process to determine the adequacy of the allowance utilizes an analytical model based on historical loss experience, adjusted for current

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

events, trends and economic conditions. The actual amounts realized could differ in the near term from the amounts assumed in arriving at the allowance for loan losses reported in the consolidated financial statements.

All losses of principal are charged to the allowance for loan losses in the period in which the loan is deemed to be uncollectible. Additions and reductions are made to the allowance through periodic provisions or benefits to net investment gains (losses).

(i) Other Invested Assets

Investments in limited partnerships are generally accounted for under the equity method of accounting. Real estate is included in other invested assets and is stated, generally, at cost less accumulated depreciation. Other long-term investments are stated generally at amortized cost.

(j) Cash and Cash Equivalents

Certificates of deposit, money market funds and other time deposits with original maturities of less than 90 days are considered cash equivalents in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Items with maturities greater than 90 days but less than one year at the time of acquisition are considered short-term investments.

(k) Deferred Acquisition Costs

Acquisition costs include costs, which vary with and are primarily related to the acquisition of insurance and investment contracts. Such costs are deferred and amortized as follows:

Long-Duration Contracts. Acquisition costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Amortization for traditional long-duration insurance products is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, expenses and future yield on related investments established when the contract or policy is issued. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. Amortization for annuity contracts without significant mortality risk and investment and universal life products is based on estimated gross profits. Estimated gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions based on experience studies.

Short-Duration Contracts. Acquisition costs consist primarily of commissions and premium taxes and are amortized ratably over the terms of the underlying policies.

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For the years ended December 31, 2006, 2005 and 2004, there were no significant charges to income recorded as a result of our DAC recoverability testing.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

(l) Intangible Assets

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

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves. For the years ended December 31, 2006, 2005 and 2004, there were no significant charges to income recorded as a result of our PVFP recoverability testing.

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

(m) Reinsurance

Premium revenue, benefits and acquisition and operating expenses are reported net of the amounts relating to reinsurance ceded to and assumed from other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies. Premium revenue, benefits and acquisition and operating expenses, net of deferrals, for reinsurance contracts that do not qualify for reinsurance accounting are accounted for under the deposit method.

(n) Derivatives

Derivative financial instruments are used to manage risk through one of four principal risk management strategies including (i) liabilities, (ii) invested assets, (iii) portfolios of assets or liabilities, and (iv) forecasted transactions.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

On the date we enter into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value, cash flow or foreign currency). If a derivative does not qualify for hedge accounting, according to the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the changes in its fair value and all scheduled periodic settlement receipts and payments are reported in income.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. In this documentation, we specifically identify the asset, liability, or forecasted transaction that has been designated as a hedged item, state how the hedging instrument is expected to hedge the risks related to the hedged item, and set forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure hedge ineffectiveness. We generally determine hedge effectiveness based on total changes in fair value of a derivative instrument.

We discontinue hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is de-designated as a hedge instrument; or (iv) it is probable that the forecasted transaction will not occur.

We designate and account for the following as cash flow hedges, when they have met the effectiveness requirements of SFAS No. 133: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; and (iii) other instruments to hedge the cash flows of various other forecasted transactions. For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument is reported as a component of other comprehensive income (loss). The ineffective portion of changes in fair value of the derivative instrument is reported as a component of income.

We designate and account for the following as fair value hedges when they have met the effectiveness requirements of SFAS No. 133: (i) various types of interest rate swaps to convert fixed rate investments to floating rate investments; (ii) various types of interest rate swaps to convert fixed rate liabilities into floating rate liabilities; and (iii) other instruments to hedge various other fair value exposures of investments. For all qualifying and highly effective fair value hedges, the changes in fair value of the derivative instrument are reported in income. In other situations in which hedge accounting is discontinued on a cash flow hedge, amounts previously deferred in other comprehensive income (loss) are reclassified into income when income is impacted by the variability of the cash flow of the hedged item. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in income.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative continues to be carried on the Consolidated Balance Sheets at its fair value, but the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the Consolidated Balance Sheets at its fair value, and gains and losses that were accumulated in other comprehensive income (loss) are recognized immediately in income. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in other comprehensive income (loss) and is recognized when the transaction affects income; however, prospective

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued, the derivative is carried at its fair value on the Consolidated Balance Sheets, with changes in its fair value recognized in the current period as income.

We may enter into contracts that are not themselves derivative instruments but contain embedded derivatives. For each contract, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to those of the host contract and determine whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument.

If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a stand-alone derivative. Such embedded derivatives are recorded on the Consolidated Balance Sheets at fair value and are classified consistent with their host contract. Changes in their fair value are recognized in the current period in income. If we are unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the Consolidated Balance Sheets at fair value, with changes in fair value recognized in the current period in income.

(o) Separate Accounts

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

(p) Future Annuity and Contract Benefits

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

(q) Liability for Policy and Contract Claims

The liability for policy and contract claims represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of (a) claims that have been reported to the insurer, (b) claims related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated, and (c) claim adjustment expenses. Claim adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process and adjust claims.

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

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

continuously and any adjustments are reflected in operations in the period in which they become known. Future developments may result in losses and loss expenses greater or less than the liability for policy and contract claims provided.

(r) Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

For the period beginning January 1, 2004, and ending on the date of the transfer of our outstanding capital stock to Genworth, we were included in the consolidated federal income tax return of GE. During this period, we were subject to a tax-sharing arrangement that allocated tax on a separate company basis, but provided benefit for current utilization of losses and credits. Intercompany balances were settled at least annually.

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

We are party to an assumption agreement with our indirect parent company, GNA Corporation (“GNA”), whereby GNA assumes responsibility for any tax contingencies (that will not give rise to future reversals) on our behalf. These contingencies are reflected as an expense of the Company when incurred and are included in current tax expense. The Company recognizes the corresponding amount as a change in additional paid-in capital since the liability for the contingency is assumed by GNA.

(s) Accounting Changes

As of January 1, 2006, we adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. Adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

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

(t) Accounting Pronouncements Not Yet Adopted

In September 2005, the AICPA issued SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. SOP 05-1 is effective for internal replacements beginning January 1, 2007. We do not expect the adoption of this standard to have a material impact on our consolidated results of operations and financial position.

In July 2006, FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, was issued. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. This guidance is effective for fiscal years beginning January 1, 2007. We do not expect the adoption of this interpretation to have a material impact on our consolidated results of operations and financial position.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option to report selected financial assets and liabilities, including insurance contracts, at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We have not decided whether or not we will elect the fair value option for any financial assets or liabilities and therefore do not know the impact, if any, SFAS No. 159 will have on our consolidated financial statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

(2) Investments

(a) Net Investment Income

For the years ended December 31, the sources of our investment income were as follows:

(Amounts in millions)	2006	2005	2004
Fixed maturities—taxable	$327.3	$331.3	$345.2
Fixed maturities—non-taxable	—	0.1	0.1
Commercial mortgage loans	74.3	75.3	77.1
Equity securities	0.3	0.8	0.1
Other investments	24.1	3.4	(1.2)
Policy loans	10.6	10.1	7.5

Gross investment income before expenses and fees	436.6	421.0	428.8
Expenses and fees	(9.1)	(9.3)	(7.8)

Net investment income	$427.5	$411.7	$421.0

(b) Net Investment Gains (Losses)

For the years ended December 31, net investment gains (losses) were as follows:

(Amounts in millions)	2006	2005	2004
Available-for-sale securities:
Realized gains on sale	$15.5	$12.0	$10.7
Realized losses on sale	(15.0)	(4.3)	(4.1)
Impairments	—	(12.2)	(0.9)
Net unrealized gains (losses) on trading securities	(0.9)	—	—
Derivative instruments	(1.2)	—	—

Net investments gains (losses)	$(1.6)	$(4.5)	$5.7

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

(c) Unrealized Gains and Losses

Net unrealized gains and losses on investment securities and other invested assets classified as available-for-sale are reduced by deferred income taxes and adjustments to PVFP and DAC that would have resulted had such gains and losses been realized. Net unrealized gains and losses on investment securities reflected as a separate component of accumulated other comprehensive income (loss) as of December 31, are summarized as follows:

(Amounts in millions)	2006	2005	2004
Net unrealized gains (losses) on investment securities:
Fixed maturities	$11.4	$30.0	$145.4
Equity securities	1.0	5.6	6.0
Restricted other invested assets	(3.6)	(1.3)	—

Subtotal	8.8	34.3	151.4

Adjustments to the present value of future profits and deferred acquisitions costs	(3.6)	(15.1)	(40.7)
Deferred income taxes, net	(1.8)	(6.7)	(38.7)

Net unrealized gains (losses) on investment securities	$3.4	$12.5	$72.0

The change in the net unrealized gains (losses) on investment securities reported in accumulated other comprehensive income (loss) for the years ended December 31, is as follows:

(Amounts in millions)	2006	2005	2004
Net unrealized gains (losses) on investment securities as of January 1	$12.5	$72.0	$87.7

Unrealized gains (losses) on investment arising during the period:
Unrealized gains (losses) on investment securities	(25.2)	(120.0)	(52.5)
Adjustment to deferred acquisition costs	1.6	6.9	19.7
Adjustment to present value of future profits	9.9	18.7	12.2
Provision for deferred income taxes	4.9	32.0	8.6

Changes in unrealized gains (losses) on investment securities	(8.8)	(62.4)	(12.0)
Reclassification adjustments to net investment (gains) losses net of deferred taxes of $0.2, $(1.6) and $2.0	(0.3)	2.9	(3.7)

Net unrealized gains (losses) on investment securities as of December 31	$3.4	$12.5	$72.0

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

(d) Fixed Maturities and Equity Securities

As of December 31, 2006, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$29.2	$0.3	$(0.1)	$29.4
Non-U.S. government	127.7	14.1	—	141.8
U.S. corporate	2,792.1	30.2	(27.0)	2,795.3
Non-U.S. corporate	813.2	8.7	(8.2)	813.7
Mortgage and asset-backed	2,822.4	12.4	(19.0)	2,815.8

Total fixed maturities	6,584.6	65.7	(54.3)	6,596.0
Equity securities	23.2	1.0	—	24.2

Total available-for-sale securities	$6,607.8	$66.7	$(54.3)	$6,620.2

As of December 31, 2005, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$70.2	$0.5	$(0.5)	$70.2
Non-U.S. government	101.9	9.7	(0.2)	111.4
U.S. corporate	2,784.6	55.8	(23.4)	2,817.0
Non-U.S. corporate	440.7	10.1	(5.6)	445.2
Mortgage and asset-backed	1,838.9	7.7	(24.1)	1,822.5

Total fixed maturities	5,236.3	83.8	(53.8)	5,266.3
Equity securities	13.7	5.6	—	19.3

Total available-for-sale securities	$5,250.0	$89.4	$(53.8)	$5,285.6

For fixed maturity securities, we recognize an impairment charge to income in the period in which we determine that we do not expect to either collect or recover principal and interest in accordance with the contractual terms of the instruments or based on underlying collateral values and considering events such as payment default, bankruptcy or disclosure of fraud. For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based on the difference between the book value of the security and its fair value.

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2006:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$7.2	$(0.1)	2	$—	$—	—
U.S. corporate	608.6	(8.8)	80	730.4	(18.2)	167
Corporate—non U.S.	165.5	(1.5)	27	194.6	(6.7)	36
Asset backed	119.5	(0.7)	22	431.9	(9.0)	35
Mortgage backed	270.3	(1.2)	48	331.0	(8.1)	88

Total temporarily impaired securities	$1,171.1	$(12.3)	179	$1,687.9	$(42.0)	326

% Below cost—fixed maturities:
<20% Below cost	$1,171.1	$(12.3)	179	$1,687.9	$(42.0)	326
20-50% Below cost	—	—	—	—	—	—
>50% Below cost	—	—	—	—	—	—

Total fixed maturities	$1,171.1	$(12.3)	179	$1,687.9	$(42.0)	326

Investment grade	$1,098.8	$(10.8)	161	$1,652.6	$(40.5)	314
Below investment grade	72.3	(1.5)	18	35.3	(1.5)	12
Not Rated	—	—	—	—	—	—

Total temporarily impaired securities	$1,171.1	$(12.3)	179	$1,687.9	$(42.0)	326

The investment securities in an unrealized loss position as of December 31, 2006 consisted of 505 securities accounting for unrealized losses of $54.3 million. Of these unrealized losses, 94.5% were investment grade (rated AAA through BBB-) and 100.0% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates and changes in credit spreads.

There were no securities 20% or more below cost and below investment grade (rated BB+ and below) for twelve months or more as of December 31, 2006.

Because management expects these investments to continue to perform as to contractual obligations and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investments, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2005:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$36.9	$(0.2)	7	$13.8	$(0.3)	3
Government—non U.S.	12.6	(0.2)	11	—	—	—
U.S. corporate	782.6	(13.7)	164	310.0	(9.7)	64
Corporate—non U.S.	155.5	(2.4)	35	83.7	(3.2)	13
Asset backed	538.7	(7.6)	44	109.2	(1.4)	20
Mortgage backed	538.1	(8.9)	101	210.8	(6.2)	50

Total temporarily impaired securities	$2,064.4	$(33.0)	362	$727.5	$(20.8)	150

% Below cost—fixed maturities:
<20% Below cost	$2,064.4	$(33.0)	362	$722.6	$(18.3)	147
20-50% Below cost	—	—	—	4.9	(2.5)	3
>50% Below cost	—	—	—	—	—	—

Total fixed maturities	$2,064.4	$(33.0)	362	$727.5	$(20.8)	150

Investment grade	$1,988.2	$(31.0)	337	$714.3	$(18.0)	140
Below investment grade	76.2	(2.0)	25	13.2	(2.8)	10
Not Rated	—	—	—	—	—	—

Total temporarily impaired securities	$2,064.4	$(33.0)	362	$727.5	$(20.8)	150

The scheduled maturity distribution of fixed maturities as of December 31, 2006 follows. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Estimated fair value
Due in one year or less	$319.5	$318.8
Due after one year through five years	1,477.6	1,488.0
Due after five years through ten years	1,176.1	1,174.0
Due after ten years	789.0	799.4

Subtotal	3,762.2	3,780.2
Mortgage and asset-backed	2,822.4	2,815.8

Total fixed maturities	$6,584.6	$6,596.0

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

As of December 31, 2006, $789.6 million of our investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

As of December 31, 2006, securities issued by finance and insurance, consumer – cyclical and utilities and energy industry groups represented approximately 38.2%, 13.7% and 11.5% of our domestic and foreign corporate fixed maturities portfolio, respectively. No other industry group comprises more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2006, we did not hold any fixed maturities which individually exceeded 10% of stockholders’ equity.

As of December 31, 2006 and 2005, $4.9 million of securities were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.

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

We diversify our commercial mortgage loans by both property type and geographic region. The following table sets forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	December 31,
	2006		2005
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Office	$350.1	27.8%	$347.9	33.3%
Industrial	340.0	27.0	354.9	33.9
Retail	222.8	17.7	234.2	22.4
Apartments	124.9	9.9	91.8	8.8
Hotel	133.8	10.6	—	—
Mixed use/other	88.9	7.0	16.6	1.6

Total principal balance	1,260.5	100.0%	1,045.4	100.0%

Unamortized balance of loan origination fees and costs	0.6		1.0
Allowance for losses	(2.3)		(4.3)

Total	$1,258.8		$1,042.1

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

	December 31,
	2006		2005
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic Region
Pacific	$365.7	29.0%	$300.5	28.7%
South Atlantic	262.6	20.8	190.7	18.2
Middle Atlantic	113.9	9.0	115.9	11.1
East North Central	203.7	16.2	204.6	19.6
Mountain	179.0	14.2	98.1	9.4
West South Central	30.5	2.4	38.7	3.7
West North Central	44.7	3.6	48.2	4.6
East South Central	31.8	2.5	17.3	1.7
New England	28.6	2.3	31.4	3.0

Total principal balance	1,260.5	100.0%	1,045.4	100.0%

Unamortized balance of loan origination fees and costs	0.6		1.0
Allowance for losses	(2.3)		(4.3)

Total	$1,258.8		$1,042.1

For the years ended December 31, 2006 and 2005, respectively, we originated $104.8 million and $4.8 million of mortgages secured by real estate in California, which represents 26.9% and 4.0% of our total originations for those years.

“Impaired” loans are defined under U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan agreement. That definition excludes, among other things, leases or large groups of smaller-balance homogenous loans.

Under these principles, we have two types of “impaired” loans: loans requiring specific allowances for losses (none as of December 31, 2006 and 2005) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($0.8 million as of December 31, 2006 and 2005). Non-income producing commercial mortgage loans were $0.8 million as of December 31, 2006 and 2005.

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2006	2005	2004
Balance as of January 1	$4.3	$10.4	$10.4
Provision charged (released) to operations	(2.0)	(4.6)	1.0
Transfers	—	—	(0.6)
Amounts written off, net of recoveries	—	(1.5)	(0.4)

Balance as of December 31	$2.3	$4.3	$10.4

During 2005, we refined our process for estimating credit losses in our commercial mortgage loan portfolio. As a result of this adjustment, we released $4.6 million of commercial mortgage loan reserves to net investment income in the fourth quarter of 2005.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

(f) Other Invested Assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	December 31,
	2006		2005
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Restricted other invested assets	$283.1	65.8%	$332.0	82.0%
Limited partnerships	51.1	11.9	48.6	12.0
Trading securities	53.1	12.3	15.0	3.7
Derivatives	30.2	7.0	6.5	1.6
Short-term investments	10.0	2.3	—	—
Other investments	2.8	0.7	2.8	0.7

Total	$430.3	100.0%	$404.9	100.0%

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

As of December 31, 2006, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our restricted other invested assets are as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
Foreign other	$277.7	$1.4	$(5.2)	$273.9
U.S. corporate	9.0	0.2	—	9.2

Total restricted other invested assets	$286.7	$1.6	$(5.2)	$283.1

As of December 31, 2005, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our restricted other invested assets are as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
Foreign other	$324.3	$2.9	$(4.3)	$322.9
U.S. corporate	9.0	0.2	(0.1)	9.1

Total restricted other invested assets	$333.3	$3.1	$(4.4)	$332.0

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

The scheduled maturity distribution of the restricted other invested assets as of December 31, 2006 follows. Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Estimated fair value
Due in one year or less	$9.0	$8.9
Due after one year through five years	79.3	77.7
Due after five years through ten years	169.3	166.7
Due after ten years	29.1	29.8

Total restricted other invested assets	$286.7	$283.1

As of December 31, 2006, $46.7 million of our restricted other invested assets were subject to certain call provisions.

As of December 31, 2006, we did not hold any restricted other invested assets, which individually exceeded 10% of stockholders’ equity.

(3) Deferred Acquisition Costs

Activity impacting deferred acquisition costs for the years ended December 31, was as follows:

(Amounts in millions)	2006	2005	2004
Unamortized balance as of January 1	$321.3	$255.2	$923.8
Cost deferred	142.3	93.3	89.1
Amortization, net of interest accretion	(32.5)	(27.2)	(23.6)
Transfers due to reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”)—see note 5	—	—	(734.1)

Unamortized balance as of December 31	431.1	321.3	255.2
Cumulative effect of net unrealized investment gains (losses)	1.4	(0.2)	(7.1)

Balance as of December 31	$432.5	$321.1	$248.1

(4) Intangible Assets and Goodwill

As of December 31, 2006 and 2005, the gross carrying amount and accumulated amortization of intangibles, net of interest accretion, subject to amortization were as follows:

	2006		2005
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Present value of future profits (“PVFP”)	$152.3	$(51.4)	$142.4	$(41.4)
Capitalized software	26.6	(16.8)	37.1	(14.4)
Deferred sales inducements to contractholders	11.5	(1.8)	8.7	(0.8)
All other	1.0	(1.0)	1.0	(1.0)

Total	$191.4	$(71.0)	$189.2	$(57.6)

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

Amortization expense related to intangible assets for the years ended December 31, 2006, 2005, and 2004 was $12.4 million, $16.3 million and $23.9 million, respectively. Amortization expense related to deferred sales inducements to contractholders of $1.0 million, $0.6 million and $0.2 million was included in benefits and other changes in policy reserves for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following table presents the activity in PVFP for the years ended December 31:

(Amounts in millions)	2006	2005	2004
Unamortized balance as of January 1	$115.9	$129.7	$173.9
Interest accreted at 4.6%, 4.9% and 5.2%, respectively	5.1	6.0	7.1
Amortization	(15.1)	(19.8)	(27.6)
Amounts transferred in connection with reinsurance transactions with UFLIC—see note 5	—	—	(23.7)

Unamortized balance as of December 31	105.9	115.9	129.7
Accumulated effect of net unrealized investment gains (losses)	(5.0)	(14.9)	(33.6)

Balance as of December 31	$100.9	$101.0	$96.1

The estimated percentage of the December 31, 2006 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, to be amortized over each of the next five years is as follows:

2007	6.5%
2008	6.0%
2009	5.7%
2010	4.5%
2011	4.7%

Amortization expenses for PVFP for future periods will be affected by acquisitions, dispositions, net investment gains (losses) or other factors affecting the ultimate amount of gross profits realized from certain lines of businesses. Similarly, future amortization expenses for other intangibles will depend on future acquisitions, dispositions and other business transactions.

(b) Goodwill

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

In 2004, as a result of the reinsurance transactions with UFLIC, described in note 5, we were not able to transfer any goodwill, as the reinsurance transactions with UFLIC did not constitute the disposition of a business. However, as the reinsurance transactions with UFLIC represented a significant portion of our operations, we were required to test goodwill for impairment and recognized an impairment charge of $59.8 million to amortization expense in the Retirement Income and Investments reporting unit for the year ended December 31, 2004. The fair value of that reporting unit was estimated using the expected present value of future cash flows.

As of December 31, 2006 and 2005, there is no goodwill balance remaining as a result of these charges.

(5) Reinsurance

We reinsure a portion of our policy risks to other companies in order to reduce our ultimate losses and to diversify our exposures. We also assume certain policy risks written by other companies. Reinsurance accounting is followed for assumed and ceded transactions when adequate risk transfer has occurred. Otherwise, the deposit method of accounting is followed.

Reinsurance does not relieve us from our obligations to policyholders. In the event that the reinsurers are unable to meet their obligations, we remain liable for the reinsured claims. We monitor both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers. Other than the relationship discussed below with UFLIC, we do not have significant concentrations of reinsurance with any one reinsurer that could have a material impact on our financial position.

As of December 31, 2006, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy with an issue age up to and including 75 is $1.0 million. The retention limit for issue ages over 75 is $0.1 million.

On November 30, 2005, we entered into a reinsurance agreement with FCL, on an indemnity coinsurance, funds withheld basis, to cede 90% of the institutional liabilities arising from the funding agreements issued as part of our registered note program. The maximum amount of the funding agreement liabilities that can be ceded to FCL, without prior notice, is $3.0 billion.

This agreement is accounted for under the deposit method of accounting as it does not transfer adequate insurance risk. No ceding commission was paid under this agreement. We withhold amounts due to FCL as security for the performance of FCL’s obligations under this agreement. We are required to invest the withheld amounts pursuant to investment guidelines agreed to with FCL and to pay the net profit to FCL. Any amounts due under this agreement are settled quarterly. As a result of the merger effective January 1, 2007, this reinsurance agreement has been terminated.

On April 15, 2004, we entered into reinsurance transactions in which we ceded to UFLIC substantially all of our in-force blocks of variable annuities and structured settlements, excluding the RetireReadySM Retirement Answer Variable Annuity (“Retirement Answer”) product. UFLIC also assumed any benefit or expense resulting from third-party reinsurance that we had on this block of business. We had $6.5 billion and $6.9 billion in retained assets that are attributable to the separate account portion of the variable annuity business and will make any payments with respect to that separate account portion directly from these assets as of December 31, 2006 and 2005, respectively. The reinsurance transactions with UFLIC were reported on our tax returns at fair value as

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit. Under these reinsurance agreements, we continue to perform various management, administration and support services and receive an expense allowance from UFLIC to reimburse us for costs we incur to service the reinsured blocks. Actual costs and expense allowance amounts are determined by expense studies conducted periodically.

Although we are not relieved of our primary obligations to the contractholders, the reinsurance transactions with UFLIC transfer the future financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under these reinsurance agreements, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, General Electric Capital Corporation (“GE Capital”) agreed to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital at not less than 150% of its company action level, as defined from time to time by the National Association of Insurance Commissioners (“NAIC”).

We also use reinsurance for guaranteed minimum death benefit (“GMDB”) options on most of our variable annuity products. We monitor both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers. Other than with UFLIC, at December 31, 2006, we had no significant concentrations of variable annuity net at risk reinsurance with any one reinsurer that could have a material impact on our results of operations. As of December 31, 2006, 31.1% of our reinsured life insurance net at risk exposure was ceded to one company.

Net life insurance in-force as of December 31 is summarized as follows:

(Amounts in millions)	2006	2005	2004
Direct life insurance in-force	$20,392.7	$22,219.1	$24,723.4
Amounts assumed from other companies	1,470.5	1,638.3	1,863.3
Amounts ceded to other companies	(2,676.6)	(3,313.6)	(4,045.2)

Net in-force	$19,186.6	$20,543.8	$22,541.5

Percentage of amount assumed to net	7.7%	8.0%	8.3%

The following table sets forth the effects of reinsurance on premiums earned for the years ended December 31:

(Amounts in millions)	2006	2005	2004
Direct	$107.5	$113.3	$110.8
Assumed	4.4	3.8	2.5
Ceded	(15.6)	(13.6)	(16.5)

Net premiums earned	$96.3	$103.5	$96.8

Percentage of amount assumed to net	4.6%	3.7%	2.6%

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

Due to the nature of our insurance contracts, premiums earned approximate premiums written.

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $124.0 million, $178.2 million and $127.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Insurance Contracts

Insurance contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums, based on mortality, morbidity and other assumptions, which were appropriate at the time the policies were issued or acquired. These assumptions are periodically evaluated for potential reserve deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported and claims in the process of settlement. This estimate is based on our historical experience and the experience of the insurance industry, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

The following table sets forth the major assumptions underlying our recorded liabilities for future annuity and contract benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption	Interest rate assumption	2006	2005
Investment contracts	Account balance	N/A	$6,685.9	$5,888.3
Limited payment contracts	(a)	4.0% - 7.8%	205.3	203.6
Traditional life insurance contracts	(b)	2.5% - 6.0%	281.9	295.8
Universal life type contracts	Account balance	N/A	1,729.3	1,756.6
Accident and health	(c)	4.5% - 5.3%	58.2	57.2

Total future annuity and contracts benefits			$8,960.6	$8,201.5

(a)	Either the United States Population Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuity Mortality Table and Company experience.
(b)	Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables, the 1980 Commissioner’s Standard Ordinary Table, the 1980 Commissioner’s Extended Term table and Company experience.
(c)	The 1958 Commissioner’s Standard Ordinary Table, 1964 modified and 1987 Commissioner’s Disability Tables and Company experience.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

Assumptions as to persistency are based on the Company’s experience.

Our variable annuity contracts provide a basic GMDB which provides a minimum account value to be paid on the annuitant’s death. Our contractholders have the option to purchase through riders, at an additional charge, enhanced death benefits. Our separate account guarantees are predominately death benefits; we also have some guaranteed minimum withdrawal benefits.

The total account value (excluding the block of business reinsured through the transaction with UFLIC discussed in note 5) of our variable annuities with death benefits, including both separate account and fixed account assets, was approximately $3,867.4 million and $1,929.4 million as of December 31, 2006 and 2005, respectively, with related guaranteed minimum death benefit exposure (or net amount at risk) of approximately $15.5 million and $8.2 million as of December 31, 2006 and 2005, respectively. The liability for our variable annuity contracts with guaranteed minimum death benefits net of reinsurance was $6.5 million and $2.3 million as of December 31, 2006 and 2005, respectively.

The assets supporting the separate accounts of the variable contracts are primarily mutual fund equity securities and are reflected in our Consolidated Balance Sheets at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative, and other services are included in revenues. Changes in liabilities for minimum guarantees are included in benefits and other changes in policy reserves.

Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Consolidated Statements of Income. There were no gains or losses on transfers of assets from the general account to the separate account.

(7) Income Taxes

The total provision (benefit) for income taxes for the years ended December 31, consisted of the following components:

(Amounts in millions)	2006	2005	2004
Current federal income tax	$17.6	$(13.2)	$34.2
Deferred federal income tax	32.5	37.2	(166.6)

Total federal income tax	50.1	24.0	(132.4)

Current state income tax	0.3	(0.8)	(3.5)
Deferred state income tax	0.7	2.1	(7.4)

Total state income tax	1.0	1.3	(10.9)

Total provision (benefit) for income taxes	$51.1	$25.3	$(143.3)

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, is as follows:

	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal income tax benefit	0.5	1.6	(4.2)
Non-deductible goodwill impairment	—	36.8	37.8
Dividends-received deduction	(6.9)	(17.4)	(11.9)
Reinsurance transactions with UFLIC	—	—	(315.9)
Tax contingencies	13.1	(9.7)	—
Other, net	1.1	(0.1)	0.4

Effective rate	42.8%	46.2%	(258.8)%

The components of the net deferred income tax asset (liability) as of December 31, are as follows:

(Amounts in millions)	2006	2005
Assets:
Future annuity and contract benefits	$72.8	$55.8
Accrued expenses	23.2	48.6
Investments	18.0	—
Other, net	2.7	17.5

Total deferred income tax asset	116.7	121.9

Liabilities:
Net unrealized gains on investment securities	1.8	6.7
Net unrealized gains on derivatives	0.3	0.6
Investments	—	6.1
Present value of future profits	24.7	20.1
Deferred acquisition costs	100.3	57.8
Other, net	17.2	30.5

Total deferred income tax liability	144.3	121.8

Net deferred income tax asset (liability)	$(27.6)	$0.1

Based on our analysis, management believes it is more likely than not that the results of future operations and implementation of tax planning strategies will generate sufficient taxable income to enable us to realize our remaining deferred tax assets. Accordingly, no valuation allowance for deferred tax assets is deemed necessary.

As of December 31, 2006 and 2005, the current income tax receivable was $3.4 million and $1.2 million, respectively. In 2006, we recorded $18.2 million in additional paid-in capital as a deemed capital contribution related to taxes, of which $17.9 million related to the assumption of a liability for tax contingency reserves by our indirect parent, GNA. The contribution was offset by an increase in tax expense resulting in no net impact to total stockholders’ equity.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

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

Under this agreement, amounts incurred for these items aggregated $140.5 million, $124.7 million and $117.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. We also charge affiliates for certain services and for the use of facilities and equipment, which aggregated $67.4 million, $65.0 million and $65.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We pay GE Asset Management Incorporated (“GEAM”), an affiliate of GE, for investment services under an investment management agreement. We paid $0.5 million, $2.5 million and $3.9 million in 2006, 2005 and 2004, respectively, to GEAM under this agreement. GEAM related party information is only presented for the first quarter of 2006 as GE and its affiliates ceased to be a related party as of that point in time. We also pay Genworth, our ultimate parent, for investment related services. We paid $7.7 million, $6.3 million and $3.0 million to Genworth in 2006, 2005 and 2004, respectively.

We pay interest on outstanding amounts under a credit funding agreement with GNA, the parent company of GLIC. We have a credit line of $500.0 million with GNA. There was no significant interest expense incurred under this agreement in 2006. Interest expense under this agreement was $0.2 million and $0.1 million for the years ended December 31, 2005 and 2004, respectively. We pay interest at the cost of funds of GNA, which was 5.2%, 4.3% and 2.2%, as of December 31, 2006, 2005 and 2004, respectively. The amount outstanding as of December 31, 2006 was $16.1 million and was included with other liabilities in the Consolidated Balance Sheets. No amount was outstanding as of December 31, 2005.

(9) Commitments and Contingencies

Commitments

We have certain investment commitments to provide fixed-rate commercial mortgage loans. The investment commitments, which would be collateralized by related properties of the underlying investments and held for investment purposes, involve varying elements of credit and market risk. We were committed to fund $2.7 million and $1.6 million as of December 31, 2006 and 2005, respectively, in commercial mortgage loans, which will be held for investment purposes.

We had limited partnership commitments outstanding of $23.5 million and $0.3 million as of December 31, 2006 and 2005, respectively.

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

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

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

Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 which were funded by products of our parent and one of our affiliates. The structured settlement reserves related to this guarantee were $275.3 million as of December 31, 2006.

(10) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the consolidated financial statements at fair value are not included in the following disclosure of fair value; such items include cash and cash equivalents, investment securities, separate accounts, other invested assets and derivative financial instruments. Other financial assets and liabilities—those not carried at fair value or disclosed separately—are discussed below. Apart from certain derivative instruments and certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the financial instrument.

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

Borrowings. Based on quoted market prices or comparable market transactions.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

The following represents the fair value of financial assets and liabilities as of December 31:

	2006					2005
(Amounts in millions)	Notional amount			Carrying amount	Estimated fair value	Notional amount			Carrying amount	Estimated fair value
Assets:
Commercial mortgage loans	$		(a)	$1,258.8	$1,254.4	$		(a)	$1,042.1	$1,054.7
Other financial instruments			(a)	23.1	32.3			(a)	19.6	27.0
Liabilities:
Borrowings			(a)	16.1	16.1			(a)	—	—
Investment contract benefits			(a)	6,685.9	6,625.9			(a)	5,888.3	5,835.0
Other firm commitments:
Ordinary course of business lending commitments		2.7		—	—		1.6		—	—
Commitments to fund limited partnerships		23.5		—	—		0.3		—	—

(a)	These financial instruments do not have notional amounts.

Our business activities routinely deal with fluctuations in interest rates and other asset prices. We use derivative financial instruments to mitigate or eliminate certain of these risks. We follow strict policies for managing each of these risks, including prohibition on derivatives market-making, speculative derivatives trading or other speculative derivatives activities. These policies require the use of derivative instruments in concert with other techniques to reduce or eliminate these risks.

A reconciliation of current period changes, net of applicable income taxes, in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges” for the years ended December 31 follows:

(Amounts in millions)	2006	2005
Derivatives qualifying as effective hedges as of January 1	$1.1	$3.3
Current period decreases (increases) in fair value, net of deferred taxes of $0.0 and $(0.2)	—	0.4
Reclassification to net income, net of deferred taxes of $0.3 and $1.7	(0.5)	(2.6)

Balance as of December 31	$0.6	$1.1

Derivatives qualifying as hedges amounting to $0.6 million, net of taxes, recorded in stockholders’ equity at December 31, 2006 is expected to be reclassified to future income, concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments. Of this amount, $0.1 million, net of income taxes, is expected to be reclassified to income in the year ending December 31, 2007. Actual amounts may vary from this amount as a result of market conditions. All forecasted transactions currently being hedged are expected to occur by 2035. No amounts were reclassified to income during the years ended December 31, 2006 and 2005 in connection with forecasted transactions that were no longer considered probable of occurring.

Positions in derivative instruments. The fair value of derivative instruments, including interest rate swaps, equity index options and financial futures, are based upon pricing valuation models which utilize independent

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	December 31,
	2006		2005
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$1,276.6	$8.2	$96.5	$1.1
Equity index options	271.9	16.4	31.0	2.5
Financial futures	18.5	—	8.8	0.1

Total	$1,567.0	$24.6	$136.3	$3.7

As of December 31, 2006 and 2005, the fair value of derivatives in a gain position and recorded in other invested assets was $30.2 million and $6.5 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $5.6 million and $2.8 million, respectively.

Income effects of derivatives. In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding fair value changes in the hedged item attributable to the risk being hedged. Certain elements of hedge positions cannot qualify for hedge accounting whether effective or not, and must therefore be marked to market through income. Time value of purchased options is the most common example of such elements in instruments we use. There was no ineffectiveness reported in the fair value of hedge positions for the twelve months ended December 31, 2006 and 2005. There were no amounts excluded from the measure of effectiveness in the twelve months ended December 31, 2006 and 2005 related to the hedge of future cash flows.

Derivative counterparty credit risk. We manage counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as the result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. The swaps that are executed under master swap agreements containing mutual credit downgrade provisions that provide the ability to require assignment or replacement in the event either parties unsecured debt rating is downgraded below Moody’s “Baa” or S&P’s “BBB.” If the downgrade provisions had been triggered as of December 31, 2006, we could have been required to disburse up to $1.6 million and claim up to $26.2 million from counterparties. This represents the fair value of losses and gains by counterparty. As of December 31, 2006 and 2005, gross fair value gains were $26.2 million and $6.4 million, respectively. As of December 31, 2006 and 2005, gross fair value losses were $1.6 million and $2.7 million, respectively.

Swaps and purchased options with contractual maturities longer than one year are conducted within our approved credit policy constraints. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P’s if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances.

(11) Supplemental Cash Flow Information

Net cash paid (received) for federal and state taxes was $2.5 million, $(15.5) million and $38.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

For a discussion of dividends paid to stockholders, see note 13. In connection with the reinsurance transaction with UFLIC in 2004 discussed in note 5, we completed several non-cash transactions. These transactions included the transfer of the assets and liabilities. The following table details these transactions as well as other non-cash items:

Supplemental schedule of non-cash investing and financing activities

	Years ended December 31,
(Amounts in millions)	2006	2005	2004
Excluded net assets:
Assets	$—	$—	$2,834.9
Liabilities	—	—	(2,840.4)

Net assets transferred	$—	$—	$(5.5)

Other non-cash transactions:
Change in collateral for securities lending transactions	$—	$23.8	$(23.8)
Dividends paid to stockholders	—	440.3	379.1
Tax contingencies and other tax related items	18.2	—	—

Total other non-cash transactions	$18.2	$464.1	$355.3

(12) Non-controlled Entities

We have used third-party entities to facilitate asset securitizations. Disclosure requirements related to off-balance sheet arrangements encompass a broader array of arrangements than those at risk for consolidation. These arrangements include transactions with conduits that are sponsored by third parties.

The following table summarizes the current balance of assets sold to SPEs as of December 31:

(Amounts in millions)	2006	2005
Assets secured by:
Commercial mortgage loans	$77.1	$96.5
Fixed maturities	39.8	66.1
Other receivables	86.7	91.5

Total assets	$203.6	$254.1

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

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

We may record liabilities, for such guarantees based on our best estimate of probable losses. To date, no SPE has incurred a loss.

Sales of securitized assets to SPEs result in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. There were no off-balance sheet securitization transactions in 2006, 2005 and 2004.

Retained interests and recourse obligations related to such sales that are recorded in fixed maturities in our consolidated financial statements are as follows:

	December 31,
	2006		2005
(Amounts in millions)	Cost	Fair value	Cost	Fair value
Retained interests—assets	$5.6	$12.2	$8.0	$10.4
Servicing assets	—	—	—	—
Recourse liability	—	—	—	—

Total	$5.6	$12.2	$8.0	$10.4

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

(13) Restrictions on Dividends

Insurance companies are restricted by state regulations departments as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on the greater of 10% of the prior year surplus or prior year net gain from operations. Dividends in excess of the prescribed limits on our earned surplus require formal approval from the Bureau of Insurance. Based on statutory results as of December 31, 2006, we are able to distribute $167.2 million in dividends in 2007 without obtaining regulatory approval.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

In 2006, we did not declare or pay any common stock dividend. In 2005, we declared and paid a common stock dividend of $440.3 million consisting of securities. In 2004, concurrently with the consummation of the reinsurance transactions with UFLIC, we paid a dividend to our stockholder consisting of cash and securities. A portion of this dividend, together with amounts paid by certain of our affiliates, was used by GE Financial Assurance Holdings, Inc. to make a capital contribution to UFLIC. The aggregate value of the dividend was $409.5 million, consisting of cash in the amount of $30.4 million and securities in the amount of $379.1 million.

In addition to the common stock dividends, we declared and paid preferred stock dividends of $9.6 million for each of the years ended December 31, 2006, 2005 and 2004. Dividends on the Series A Preferred Stock are cumulative and are payable semi-annually when, and if, declared by the Board of Directors at an annual rate of 8.0% of the par value. On December 29, 2006, we redeemed 10,000 shares of our 120,000 Series A Preferred Stock, par value $1,000 per share. We paid an additional $0.1 million in accrued dividends on the redeemed shares. On January 22, 2007, the Board of Directors authorized the redemption of the remaining 110,000 outstanding shares of Series A Preferred Stock for $110.0 million for par value and $2.2 million in accrued dividends on the redeemed shares. We filed the required Bureau of Insurance notifications on January 24, 2007 and expect to finalize the redemption in March 2007.

(14) Supplemental Statutory Financial Data

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

For the years ended December 31, statutory net income and statutory capital and surplus is summarized below:

(Amounts in millions)	2006	2005	2004
Statutory net income	$169.6	$144.4	$105.8
Statutory capital and surplus	587.8	476.0	817.2

The NAIC has adopted Risk Based Capital (“RBC”) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with (i) asset risk, (ii) insurance risk, (iii) interest rate risk and (iv) business risks. The RBC formula is designated as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor our RBC level. As of December 31, 2006 and 2005, we exceeded the minimum required RBC levels.

(15) Segment Information

We conduct our operations in two business segments: (1) Retirement Income and Investments, which includes deferred annuities, individual variable annuities, group variable annuities designed for retirement plans, variable life insurance and specialized products, including GICs, funding agreements, FABNs and a reinsured block of structured settlements; and (2) Protection, which includes universal life insurance, interest-sensitive whole life insurance and Medicare supplement insurance. We also have Corporate and Other which includes unallocated net investment gains (losses), corporate income, expenses and income taxes.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

In 2006, we began to allocate net investment gains (losses) from Corporate and Other to our Retirement Income and Investments and Protection segments using an approach based principally upon the investment portfolio established to support each of those segments’ products and targeted capital levels. Prior to 2006, all net investment gains (losses) were recorded in Corporate and Other and were not reflected in the results of any of our segments.

We use the same accounting policies and procedures to measure segment income and assets as we use to measure our consolidated net income and assets. Segment income represents the basis on which the performance of our business is assessed by management. Premiums and fees, other income, benefits and acquisition and operating expenses and policy related amortization are attributed directly to each operating segment. Net investment income and invested assets are allocated based on the assets required to support the underlying liabilities and capital of the products included in each segment.

See note (1)(c) for further discussion of our principal product lines within the aforementioned segments.

The following is a summary of our segments and Corporate and Other activities as of and for the year ended December 31, 2006:

(Amounts in millions)	Retirement Income and Investments	Protection	Corporate and Other	Consolidated
Net investment income	$269.8	$141.2	$16.5	$427.5
Net investment gains (losses)	(7.7)	(1.1)	7.2	(1.6)
Premiums	—	96.3	—	96.3
Other revenues	91.4	131.2	—	222.6

Total revenues	353.5	367.6	23.7	744.8

Interest credited, benefits and other changes in policy reserves	246.1	257.9	—	504.0
Acquisition and operating expenses, net of deferrals	39.9	30.6	6.0	76.5
Amortization of deferred acquisition costs and intangibles	23.5	21.4	—	44.9

Total benefits and expenses	309.5	309.9	6.0	625.4

Income before income taxes	44.0	57.7	17.7	119.4
Provision for income taxes	7.8	20.5	22.8	51.1

Net income (loss)	$36.2	$37.2	$(5.1)	$68.3

Total assets	$17,901.2	$2,615.9	$703.1	$21,220.2

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

The following is a summary of our segments and Corporate and Other activities as of and for the year ended December 31, 2005:

(Amounts in millions)	Retirement Income and Investments	Protection	Corporate and Other	Consolidated
Net investment income	$229.5	$141.0	$41.2	$411.7
Net investment gains (losses)	—	—	(4.5)	(4.5)
Premiums	0.1	103.4	—	103.5
Other revenues	58.6	135.9	—	194.5

Total revenues	288.2	380.3	36.7	705.2

Interest credited, benefits and other changes in policy reserves	194.1	265.4	—	459.5
Acquisition and operating expenses, net of deferrals	33.3	34.6	22.0	89.9
Amortization of deferred acquisition costs and intangibles	20.1	80.9	—	101.0

Total benefits and expenses	247.5	380.9	22.0	650.4

Income (loss) before income taxes	40.7	(0.6)	14.7	54.8
Provision for income taxes	3.2	20.2	1.9	25.3

Net income (loss)	$37.5	$(20.8)	$12.8	$29.5

Total assets	$15,507.4	$2,680.0	$694.6	$18,882.0

The following is a summary of our segments and Corporate and Other activities for the year ended December 31, 2004:

(Amounts in millions)	Retirement Income and Investments	Protection	Corporate and Other	Consolidated
Net investment income	$238.5	$140.3	$42.2	$421.0
Net investment gains (losses)	—	—	5.7	5.7
Premiums	0.4	96.4	—	96.8
Other revenues	40.0	136.4	—	176.4

Total revenues	278.9	373.1	47.9	699.9

Interest credited, benefits and other changes in policy reserves	202.4	271.6	—	474.0
Acquisition and operating expenses, net of deferrals	17.1	31.1	15.0	63.2
Amortization of deferred acquisition costs and intangibles	78.6	28.7	—	107.3

Total benefits and expenses	298.1	331.4	15.0	644.5

Income (loss) before income taxes and cumulative effect of change in accounting principle	(19.2)	41.7	32.9	55.4
Provision (benefit) for income taxes	8.2	14.8	(166.3)	(143.3)

Net income (loss) before cumulative effect of change in accounting principle	(27.4)	26.9	199.2	198.7
Cumulative effect of change in accounting principle, net of tax	0.7	—	—	0.7

Net income (loss)	$(26.7)	$26.9	$199.2	$199.4

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

(16) Quarterly Financial Data (unaudited)

Our unaudited summarized quarterly financial data for the years ended December 31, were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(Amounts in millions)	2006	2005	2006	2005	2006	2005	2006	2005
Net investment income	$91.9	$107.8	$108.1	$98.1	$104.1	$101.5	$123.4	$104.3

Total revenues	$165.4	$184.1	$175.2	$170.9	$181.4	$172.3	$222.8	$177.9

Net income (loss)	$9.9	$27.0	$19.1	$15.4	$23.3	$(37.9)	$16.0	$25.0

(17) Pro Forma Condensed Combined Financial Information (unaudited)

On January 1, 2007, FHL and FCL merged with and into GLAIC. The consolidated financial statements for GLAIC will be represented in the first quarter of 2007 as if the mergers had been effective for all periods and were accounted for as a pooling of interests for entities under common control as GLAIC, FHL and FCL are all wholly-owned subsidiaries of Genworth. As the mergers of FHL and FCL will be accounted for as a pooling of interests, we will present pro forma combined financial information for the three years ended December 31, 2006 for the income statement and as of December 31, 2006 for the balance sheet.

Upon consummation of the FHL and FCL mergers, GLAIC transferred its ownership of AML, formerly a wholly-owned subsidiary of FCL, to GLICNY, an affiliate, in exchange for a non-majority ownership interest in GLICNY. AML merged into GLICNY with GLICNY being the surviving entity.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

The following is unaudited condensed combined financial information for GLAIC Merged prepared on a pro forma basis as if the mergers of FHL and FCL occurred on January 1, 2004 and the AML and GLICNY transfer occurred on January 1, 2006 for the periods indicated:

	For the year ended December 31, 2006
	Historical Genworth Life and Annuity Insurance Company and Subsidiaries	Historical Federal Home Life Insurance Company and Subsidiaries	Eliminations		Pro forma historical combined	Pro forma adjustments— transfer of American Mayflower Life Insurance Company of New York		Pro forma
Revenues:
Premiums	$96.3	$1,036.0	$—		$1,132.3	$(38.1	)(b)	$1,094.2
Net investment income	427.5	689.4	—		1,116.9	(46.8	)(b)	1,070.1
Net investment gains (losses)	(1.6)	4.7	—		3.1	1.0	(b)	4.1
Policy fees and other income	222.6	169.7	(9.5	)(a)	382.8	(2.1	)(b)	380.7

Total revenues	744.8	1,899.8	(9.5)		2,635.1	(86.0)		2,549.1

Benefits and expenses:
Benefits and other changes in policy reserves	185.8	916.1	—		1,101.9	(40.3	)(b)	1,061.6
Interest credited	318.2	188.0	(9.5	)(a)	496.7	(16.0	)(b)	480.7
Acquisition and operating expenses, net of deferrals	76.5	193.9	—		270.4	(0.2	)(b)	270.2
Amortization of deferred acquisition costs and intangibles	44.9	39.2	—		84.1	(1.4	)(b)	82.7
Interest expense	—	134.0	—		134.0	—		134.0

Total benefits and expenses	625.4	1,471.2	(9.5)		2,087.1	(57.9)		2,029.2

Income before income taxes	119.4	428.6	—		548.0	(28.1)		519.9
Provision (benefit) for income taxes	51.1	137.3	—		188.4	(10.0	)(b)	178.4
Equity in net income of unconsolidated subsidiary	—	—	—		—	17.3	(c)	17.3

Net income (loss)	$68.3	$291.3	$—		$359.6	$(0.8)		$358.8

(a)	Reflects adjustment to eliminate the intercompany reinsurance between GLAIC and FCL related to the FABN program.
(b)	Reflects adjustments to exclude amounts included in our historical combined financial information relating to the results of operations of AML that were transferred in connection with the transfer of ownership of AML to GLICNY immediately following consummation of the mergers of FHL and FCL with and into GLAIC.
(c)	Reflects equity in income of unconsolidated subsidiary for GLAIC’s non-majority ownership interest in GLICNY.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

	For the year ended December 31, 2005
	Historical Genworth Life and Annuity Insurance Company and Subsidiaries	Historical Federal Home Life Insurance Company and Subsidiaries	Eliminations	Pro forma historical combined
Revenues:
Premiums	$103.5	$1,008.9	$—	$1,112.4
Net investment income	411.7	606.9	—	1,018.6
Net investment gains (losses)	(4.5)	(5.2)	—	(9.7)
Policy fees and other income	194.5	167.8	—	362.3

Total revenues	705.2	1,778.4	—	2,483.6

Benefits and expenses:
Benefits and other changes in policy reserves	190.4	954.7	—	1,145.1
Interest credited	269.1	186.9	—	456.0
Acquisition and operating expenses, net of deferrals	89.9	148.0	—	237.9
Amortization of deferred acquisition costs and intangibles	101.0	76.4	—	177.4
Interest expense	—	48.7	—	48.7

Total benefits and expenses	650.4	1,414.7	—	2,065.1

Income before income taxes	54.8	363.7	—	418.5
Provision for income taxes	25.3	122.6	—	147.9

Net income	$29.5	$241.1	$—	$270.6

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

	For the year ended December 31, 2004
	Historical Genworth Life and Annuity Insurance Company and Subsidiaries	Historical Federal Home Life Insurance Company and Subsidiaries	Eliminations	Pro forma historical combined
Revenues:
Premiums	$96.8	$1,055.3	$—	$1,152.1
Net investment income	421.0	543.1	—	964.1
Net investment gains (losses)	5.7	1.9	—	7.6
Policy fees and other income	176.4	147.0	—	323.4

Total revenues	699.9	1,747.3	—	2,447.2

Benefits and expenses:
Benefits and other changes in policy reserves	182.8	1,002.7	—	1,185.5
Interest credited	291.2	195.8	—	487.0
Acquisition and operating expenses, net of deferrals	63.2	107.5	—	170.7
Amortization of deferred acquisition costs and intangibles	107.3	104.9	—	212.2
Interest expense	—	24.5	—	24.5

Total benefits and expenses	644.5	1,435.4	—	2,079.9

Income before income taxes and cumulative effect of change in accounting principle	55.4	311.9	—	367.3
Benefit for income taxes	(143.3)	(96.7)	—	(240.0)

Net income before cumulative effect of change in accounting principle	198.7	408.6	—	607.3
Cumulative effect of change in accounting principle	0.7	(0.8)	—	(0.1)

Net income	$199.4	$407.8	$—	$607.2

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2006, 2005 and 2004

(Dollar amounts in millions)

The following is unaudited condensed combined financial information for GLAIC Merged prepared on a pro forma basis as if the mergers of FHL and FCL and the AML and GLICNY transfer occurred on December 31, 2006:

	As of December 31, 2006
	Historical Genworth Life and Annuity Insurance Company and Subsidiaries	Historical Federal Home Life Insurance Company and Subsidiaries	Eliminations		Pro forma historical combined	Pro forma adjustments— transfer of American Mayflower Life Insurance Company of New York		Pro forma
Assets
Total investments	$8,479.3	$11,663.2	$—		$20,142.5	$(872.3	)(a)	$19,604.6
						334.4	(b)
Separate account assets	10,383.4	—	—		10,383.4	—		10,383.4
Reinsurance recoverable	1,642.1	7,744.7	—		9,386.8	(321.7	)(a)	9,065.1
Other assets	715.4	3,878.0	(2.1	)(c)	4,591.3	(183.2	)(a)	4,408.1

Total assets	$21,220.2	$23,285.9	$(2.1)		$44,504.0	$(1,042.8)		$43,461.2

Liabilities and stockholders’ equity
Policyholder liabilities	$9,192.7	$15,665.2	$—		$24,857.9	$(845.6	)(a)	$24,012.3
Separate account liabilities	10,383.4	—	—		10,383.4	—		10,383.4
Non-recourse funding obligations	—	2,765.0	—		2,765.0	—		2,765.0
All other liabilities	484.0	1,572.1	(2.1	)(c)	2,054.0	(245.6	)(a)	1,808.4

Total liabilities	20,060.1	20,002.3	(2.1)		40,060.3	(1,091.2)		38,969.1

Total stockholders’ equity	1,160.1	3,283.6	—		4,443.7	48.4	(a),(b)	4,492.1

Total liabilities and stockholders’ equity	$21,220.2	$23,285.9	$(2.1)		$44,504.0	$(1,042.8)		$43,461.2

(a)	Reflects adjustments to exclude amounts included in our historical combined financial information relating to the results of operations of AML that were transferred in connection with the transfer of ownership of AML to GLICNY immediately following consummation of the mergers of FHL and FCL with and into GLAIC.
(b)	Reflects adjustments to include the non-majority ownership interest in GLICNY acquired in connection with the transfer of our ownership in AML.
(c)	Reflects the elimination of intercompany balances between GLAIC and FHL Consolidated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Genworth Life and Annuity Insurance Company:

Under the date of March 12, 2007, we reported on the consolidated balance sheets of Genworth Life and Annuity Insurance Company and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain nontraditional long-duration contracts and separate accounts in 2004.

/s/ KPMG LLP

Richmond, Virginia

March 12, 2007

Schedule I

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

Summary of investments—other than investments in related parties

December 31, 2006

(Amounts in millions)

Type of Investment	Amortized cost or cost	Estimated fair value	Carrying value
Fixed maturities:
Bonds:
U.S. government, agencies and authorities	$29.2	$29.4	$29.4
Government—non U.S.	127.7	141.8	141.8
Public utilities	219.2	218.9	218.9
All other corporate bonds	5,905.2	5,910.2	5,910.2

Total fixed maturities	6,281.3	6,300.3	6,300.3
Equity securities	23.2	24.2	24.2
Commercial mortgage loans	1,258.8	xxxxx	1,258.8
Policy loans	170.0	xxxxx	170.0
Other invested assets(1)	425.8	xxxxx	427.7

Total investments	$8,159.1	xxxxx	$8,181.0

(1)	The amount shown in the Consolidated Balance Sheet for other invested assets differs from cost as other invested assets include derivatives which are reported at estimated fair value.

See Accompanying Report of Independent Registered Public Accounting Firm.

Schedule III

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Annuity And Contract Benefits & Liability For Policy and Contract Claims	Unearned Premiums	Other Policyholder Liabilities (Excluding Unearned Premiums)	Premium Revenue
December 31, 2006:
Retirement Income and Investments	$365.2	$6,894.6	$—	$134.5	$—
Protection	67.3	2,146.1	18.4	(0.9)	96.3
Corporate and Other	—	—	—	—	—

Total	$432.5	$9,040.7	$18.4	$133.6	$96.3

December 31, 2005:
Retirement Income and Investments	$245.4	$6,095.0	$—	$184.0	$0.1
Protection	75.7	2,188.6	22.2	0.9	103.4
Corporate and Other	—	—	—	—	—

Total	$321.1	$8,283.6	$22.2	$184.9	$103.5

December 31, 2004:
Retirement Income and Investments					$0.4
Protection					96.4
Corporate and Other					—

Total					$96.8

Segment	Net Investment Income	Interest Credited & Benefits and Other Changes in Policy Reserves	Acquisition and Operating Expenses, Net of Deferrals	Amortization of Deferred Acquisition Costs and Intangibles	Premiums Written
December 31, 2006:
Retirement Income and Investments	$269.8	$246.1	$39.9	$23.5	$—
Protection	141.2	257.9	30.6	21.4	91.9
Corporate and Other	16.5	—	6.0	—	—

Total	$427.5	$504.0	$76.5	$44.9	$91.9

December 31, 2005:
Retirement Income and Investments	$229.5	$194.1	$33.3	$20.1	$0.4
Protection	141.0	265.4	34.6	80.9	102.7
Corporate and Other	41.2	—	22.0	—	—

Total	$411.7	$459.5	$89.9	$101.0	$103.1

December 31, 2004:
Retirement Income and Investments	$238.5	$202.4	$17.1	$78.6	$0.3
Protection	140.3	271.6	31.1	28.7	97.1
Corporate and Other	42.2	—	15.0	—	—

Total	$421.0	$474.0	$63.2	$107.3	$97.4

See Accompanying Report of Independent Registered Public Accounting Firm.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on our management’s assessment of our internal control over financial reporting. This attestation report appears below.

/S/ PAMELA S. SCHUTZ
Pamela S. Schutz Chairperson, President and Chief Executive Officer (Principal Executive Officer)

/S/ DENNIS R. VIGNEAU
Dennis R. Vigneau Senior Vice President and Chief Financial Officer (Principal Financial Officer)

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Genworth Life and Annuity Insurance Company:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that Genworth Life and Annuity Insurance Company and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Genworth Life and Annuity Insurance Company and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Genworth Life and Annuity Insurance Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Life and Annuity Insurance Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Richmond, Virginia

March 12, 2007

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2006

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information omitted in accordance with General Instructions I (2)(c)

Item 11. Executive Compensation.

Information omitted in accordance with General Instructions I (2)(c)

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder’s Matters.

Information omitted in accordance with General Instructions I (2)(c)

Item 13. Certain Relationships, Related Transactions and Director Independence.

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

1. Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule I. Summary of investments—other than investments in related parties

Schedule III. Supplemental Insurance Information

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is shown in the consolidated financial statements or notes thereto.

2. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 1, 2006, between Genworth Life and Annuity Insurance Company and Federal Home Life Insurance Company (incorporated by reference on Exhibit 2.1 to the Current Report on Form 8-K filed on December 7, 2006)

2.2	Agreement and Plan of Merger, dated as of December 1, 2006, between Genworth Life and Annuity Insurance Company and First Colony Life Insurance Company (incorporated by reference on Exhibit 2.2 to the Current Report on Form 8-K filed on December 7, 2006)

3.1	Amended and Restated Articles of Incorporation of Genworth Life and Annuity Insurance Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 4, 2006)

3.2	Amended and Restated By-Laws of Genworth Life and Annuity Insurance Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on March 14, 2006)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

14	Genworth Financial, Inc. Code of Ethics (incorporated by referenced to Exhibit 14.1 to Genworth Financial, Inc.’s Current Report on Form 8-K (SEC file number 001-32195) dated July 22, 2005)

21	Subsidiaries, Information omitted in accordance with General Instructions I (2)(b)

23	Consent of KPMG LLP (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Pamela S. Schutz (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dennis R. Vigneau (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Pamela S. Schutz (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Dennis R. Vigneau (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2007

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

By	/S/ JOHN A. ZELINSKE
John A. Zelinske Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the date indicated.

Dated: March 12, 2007

/S/ PAMELA S. SCHULTZ Pamela S. Schutz	Chairperson of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/S/ DENNIS R. VIGNEAU Dennis R. Vigneau	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JOHN A. ZELINSKE John A. Zelinske	Vice President and Controller (Principal Accounting Officer)

/S/ GEOFFREY S. STIFF Geoffrey S. Stiff	Director, Senior Vice President

/S/ PAUL A. HALEY Paul A. Haley	Director, Senior Vice President and Chief Actuary

/S/ WILLIAM C. GOINGS, II William C. Goings, II	Director, Senior Vice President

/S/ SCOTT R. LINDQUIST Scott R. Lindquist	Director, Vice President

/S/ VICTOR C. MOSES Victor C. Moses	Director, Vice President

/S/ LEON E. RODAY Leon E. Roday	Director, Senior Vice President