Form 10-Q
period 2007-03-31
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2007-05-01
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 1, 2007, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of Genworth Life and Annuity Insurance Company is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Premiums	$255.9	$283.1
Net investment income	285.3	256.4
Net investment gains (losses)	(1.6)	(2.8)
Policy fees and other income	117.9	95.6

Total revenues	657.5	632.3

Benefits and expenses:
Benefits and other changes in policy reserves	265.0	290.2
Interest credited	129.8	115.9
Acquisition and operating expenses, net of deferrals	49.7	46.6
Amortization of deferred acquisition costs and intangibles	40.7	25.4
Interest expense	42.0	25.9

Total benefits and expenses	527.2	504.0

Income before income taxes and equity in net income of unconsolidated subsidiary	130.3	128.3
Provision for income taxes	41.7	44.7

Net income before equity in net income of unconsolidated subsidiary	88.6	83.6
Equity in net income of unconsolidated subsidiary	4.9	—

Net income	$93.5	$83.6

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share and per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturities available-for-sale, at fair value	$15,226.2	$15,962.7
Equity securities available-for-sale, at fair value	33.5	35.8
Commercial mortgage loans	2,756.1	2,917.1
Policy loans	456.6	486.7
Other invested assets ($432.5 and $429.8 restricted)	1,259.2	740.2

Total investments	19,731.6	20,142.5
Cash and cash equivalents	225.1	423.8
Accrued investment income	176.8	172.3
Deferred acquisition costs	2,653.4	2,660.0
Goodwill	450.9	471.2
Intangible assets	482.0	520.7
Reinsurance recoverable	9,015.3	9,386.8
Other assets	484.5	343.3
Separate account assets	10,660.7	10,383.4

Total assets	$43,880.3	$44,504.0

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$23,336.6	$24,371.6
Liability for policy and contract claims	294.4	279.3
Other policyholder liabilities	202.7	207.0
Deferred income tax liability	993.9	1,004.5
Non-recourse funding obligations	2,765.0	2,765.0
Other liabilities ($436.3 and $436.6 restricted)	1,142.6	1,049.5
Separate account liabilities	10,660.7	10,383.4

Total liabilities	39,395.9	40,060.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Cumulative Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, 120,000 shares issued, zero and 110,000 shares outstanding as of March 31, 2007 and December 31, 2006, respectively)	—	110.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	4,074.4	4,025.3

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	37.2	21.7
Derivatives qualifying as hedges	0.1	0.3

Total accumulated other comprehensive income (loss)	37.3	22.0
Retained earnings	347.1	260.8

Total stockholders’ equity	4,484.4	4,443.7

Total liabilities and stockholders’ equity	$43,880.3	$44,504.0

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2005	$120.0	$25.6	$4,020.1	$81.7	$358.1	$4,605.5

Comprehensive income (loss):
Net income	—	—	—	—	83.6	83.6
Net unrealized gains (losses) on investment securities	—	—	—	(117.8)	—	(117.8)
Derivatives qualifying as hedges	—	—	—	(0.2)	—	(0.2)

Total comprehensive income (loss)						(34.4)

Balances as of March 31, 2006	$120.0	$25.6	$4,020.1	$(36.3)	$441.7	$4,571.1

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2006	$110.0	$25.6	$4,025.3	$22.0	$260.8	$4,443.7

Comprehensive income (loss):
Net income	—	—	—	—	93.5	93.5
Net unrealized gains (losses) on investment securities	—	—	—	15.5	—	15.5
Derivatives qualifying as hedges	—	—	—	(0.2)	—	(0.2)

Total comprehensive income (loss)						108.8
Redemption of preferred stock	(110.0)	—	—	—	—	(110.0)
Dividends and other transactions with stockholders	—	—	49.1	—	(7.2)	41.9

Balances as of March 31, 2007	$—	$25.6	$4,074.4	$37.3	$347.1	$4,484.4

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$93.5	$83.6
Adjustments to reconcile net income to net cash from operating activities:
Equity in net income of unconsolidated subsidiary	(4.9)	—
Net investment (gains) losses	1.6	2.8
Charges assessed to policyholders	(79.7)	(76.6)
Purchases of trading securities	(1.4)	(6.5)
Amortization of fixed maturity discounts and premiums	(0.6)	2.4
Acquisition costs deferred	(116.6)	(111.8)
Amortization of deferred acquisition costs and intangibles	40.7	25.4
Deferred income taxes	42.8	82.3
Changes in certain assets and liabilities:
Accrued investment income and other assets	(189.6)	105.2
Insurance reserves	145.9	177.5
Other liabilities and policy-related balances	112.2	(244.2)

Net cash from operating activities	43.9	40.1

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	626.0	450.4
Commercial mortgage loans	90.3	75.8
Proceeds from sales of investments:
Fixed maturities and equity securities	449.3	325.9
Purchases and originations of investments:
Fixed maturities and equity securities	(895.1)	(1,895.0)
Commercial mortgage loans	(70.6)	(127.5)
Other invested assets, net	(55.3)	(2.3)
Cash related to transfer of subsidiary to an affiliate	(27.0)	—
Policy loans, net	(1.0)	(5.0)

Net cash from investing activities	116.6	(1,177.7)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	776.8	1,413.6
Redemption and benefit payments on investment contracts	(964.7)	(979.6)
Proceeds from short-term borrowings and other, net	88.0	248.3
Payments on short-term borrowings	(146.8)	(169.4)
Proceeds from issuance of non-recourse funding obligations	—	750.0
Redemption of preferred stock	(110.0)	—
Dividends paid to stockholders	(2.5)	—

Net cash from financing activities	(359.2)	1,262.9

Net change in cash and cash equivalents	(198.7)	125.3
Cash and cash equivalents at beginning of period	423.8	555.0

Cash and cash equivalents at end of period	$225.1	$680.3

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

On May 31, 2004, we became a direct, wholly-owned subsidiary of GLIC while remaining an indirect, wholly-owned subsidiary of Genworth Financial, Inc. (“Genworth”). Until March 12, 2007, our preferred shares were owned by an affiliate, Brookfield Life Assurance Company Limited. On March 12, 2007, we redeemed the remaining outstanding preferred shares for par value of $110.0 million and paid the $2.5 million of dividends on the redeemed preferred shares. On April 30, 2007, the Board of Directors authorized the retirement of the remaining issued shares of preferred stock.

On January 1, 2007, Federal Home Life Insurance Company (“FHL”) and First Colony Life Insurance Company (“FCL”) merged with and into GLAIC. GLAIC is the surviving entity. FHL and FCL were both stock life insurance companies operating under charters granted by the Commonwealth of Virginia and both were affiliates of the Company. We received regulatory approval from the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia for these mergers. The accompanying financial information has been presented as if the mergers had been effective for all periods and were accounted for as a pooling of interests for entities under common control as the Company, FHL and FCL are all wholly-owned subsidiaries of Genworth.

Upon consummation of the FHL and FCL mergers, GLAIC transferred its ownership of American Mayflower Life Insurance Company of New York (“AML”), formerly a wholly-owned subsidiary of FCL, to Genworth Life Insurance Company of New York (“GLICNY”), an affiliate, in exchange for a non-majority ownership interest in GLICNY. AML merged into GLICNY with GLICNY being the surviving entity. As of January 1, 2007, AML is no longer included in our consolidated financial statements.

The accompanying condensed consolidated financial statements include the historical operations and accounts of the Company and its subsidiaries which include Assigned Settlement, Inc., GNWLAAC Real Estate Holding, LLC, AML, Jamestown Life Insurance Company (“Jamestown”), River Lake Insurance Company (“River Lake I”), River Lake Insurance Company II (“River Lake II”), River Lake Insurance Company III (“River Lake III”), River Lake Insurance Company IV Limited (“River Lake IV”) and Rivermont Life Insurance Company I (“Rivermont I”). All significant intercompany accounts and transactions have been eliminated in consolidation.

We principally offer life insurance, including term and universal life, annuity contracts, guaranteed investment contracts (“GICs”), funding agreements, funding agreements backing notes (“FABNs”) and Medicare supplement insurance. We do business in Bermuda, the District of Columbia and all states, except New York.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the United States Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2006 Annual Report on Form 10-K and our Current Report on Form 8-K filed on March 12, 2007 (reflecting the merger of FHL and FCL into GLAIC).

2. Accounting Pronouncements

Recently adopted

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This guidance clarifies the criteria that must be satisfied to recognize the financial statement benefit of a position taken in our tax returns. The criteria for recognition in the consolidated financial statements set forth in FIN No. 48 require an affirmative determination that it is more likely than not, based on a tax position’s technical merits, that we are entitled to the benefit of that position.

Upon adoption of FIN No. 48 on January 1, 2007, the total amount of unrecognized tax benefits was $74.3 million, of which, $53.3 million, if recognized, would affect the effective tax rate. As of January 1, 2007, we had provided for accrued interest and penalties of $5.9 million. These amounts of interest and penalties relate to unrecognized tax benefits and are recognized as components of income tax expense.

We file U.S. federal income tax returns and various state and local income tax returns. With few exceptions, we are no longer subject to U.S. federal income tax examinations for years prior to 2000. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. The Internal Revenue Service is currently reviewing our U.S. income tax returns for the tax years 2000 through 2004. It is reasonably possible that the review of certain of our U.S. income tax returns will be completed in 2007 and the statute of limitations will close with respect to such returns. It is also reasonably possible that the field examination for certain other U.S. federal income tax returns will be completed in 2007 with the issuance of a Revenue Agent Report.

We believe that it is reasonably possible that in 2007, up to $18.6 million of unrecognized tax benefits, related to individually immaterial items in the U.S. jurisdictions, will be recognized.

On January 1, 2007, we adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other balances on an internal replacement, defined broadly as a modification in product benefits, features, rights, or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement, or rider to an existing contract, or by the election of a benefit, feature, right, or coverage within an existing contract. The adoption of this standard had no impact on our condensed consolidated results of operations and financial position.

Not yet adopted

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option to report selected financial assets and liabilities, including

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

insurance contracts, at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We have not decided whether we will elect the fair value option for any financial assets or liabilities, and therefore, do not know the impact, if any, SFAS No. 159 will have on our consolidated financial statements.

3. Commitments and Contingencies

(a) Litigation

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others, generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor to determine the ultimate outcomes of all pending investigations and legal proceedings, nor to provide reasonable ranges of potential losses.

(b) Commitments

As of March 31, 2007, we were committed to fund $24.8 million in U.S. commercial mortgage loan investments and $121.8 million in limited partnership investments.

(c) Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 that were funded by products of our parent and one of our affiliates. The structured settlement reserves related to this guarantee were $275.4 million as of March 31, 2007.

4. Non-recourse Funding Obligations

As of March 31, 2007 and December 31, 2006, the weighted average interest rate on our non-recourse funding obligations was 5.4%. The non-recourse funding obligations bear variable interest rates and their carrying value approximates fair value as of March 31, 2007.

On April 25, 2007, River Lake IV, a Bermuda long-term insurance company wholly-owned by the Company, issued $500.0 million in aggregate principal amount of floating rate guaranteed notes due 2028 (the “Guaranteed Notes”) and $40.0 million in aggregate principal amount of floating rate subordinated notes due 2028 (the “Subordinated Notes” and, together with the Guaranteed Notes, the “Notes”). The Notes were issued pursuant to an indenture, which by its terms requires River Lake IV to pledge substantially all of its available assets to the indenture trustee as collateral for the Notes.

River Lake IV may issue additional series of its floating rate guaranteed notes up to an aggregate principal amount of $925.0 million (including the Guaranteed Notes). The Notes are direct financial obligations of River Lake IV and are not guaranteed by the Company or Genworth. A third-party financial guaranty insurance company (the “Insurer”) will insure the timely payment of scheduled interest payments and the repayment of principal on May 25, 2028 on all series of the floating rate guaranteed notes, including the Guaranteed Notes.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Notes were issued by River Lake IV to primarily fund statutory reserves for policies subject to Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation XXX”) and its predecessor regulations. River Lake IV has reinsured from the Company, on a coinsurance basis, certain term life insurance policies written or reinsured by the Company.

The holders of the Notes cannot require payment of principal or interest on the Notes from Genworth or any of its subsidiaries, other than River Lake IV, the direct issuer of the Notes. River Lake IV will pay interest on the principal amount of the Notes on a monthly basis. The holders of the Notes will have the right to accelerate payment of principal of the Notes, subject to applicable notice and cure provisions, in the event of River Lake IV’s or the Insurer’s nonpayment of amounts due with respect to the Guaranteed Notes, River Lake IV’s bankruptcy or insolvency, the failure of the security interest in the collateral granted by River Lake IV to the indenture trustee to be perfected, the nonpayment by River Lake IV of amounts due to the Insurer, the breach in any material respect of River Lake IV’s representations or warranties, or the breach by River Lake IV of any material covenant. River Lake IV reserves the right to redeem the Notes at any time, subject to the terms of the Notes.

5. Segment Information

We conduct our operations in two operating business segments: (1) Protection, which includes term life insurance, universal life insurance, and Medicare supplement insurance; and (2) Retirement Income and Institutional. Retirement income products include individual fixed and variable annuities, group variable annuities designed for retirement plans, single premium immediate annuities and variable life insurance. Institutional products include guaranteed investment contracts (“GICs”), funding agreements and funding agreements backing notes (“FABNs”). We also have Corporate and Other activities which consist primarily of unallocated net investment income, net investment gains (losses), expenses and income taxes.

We use the same accounting policies and procedures to measure segment income and assets as we use to measure our consolidated income and assets. Segment income is generally measured as income before equity in net income of unconsolidated subsidiary. Segment income represents the basis on which the performance of our business is assessed by management.

The following is a summary of our operating segments and Corporate and Other activities for the three months ended March 31:

(Amounts in millions)	2007	2006
Revenues
Protection	$443.0	$405.9
Retirement Income and Institutional	208.0	213.6
Corporate and Other	6.5	12.8

Total revenues	$657.5	$632.3

Income before income taxes and equity in net income of unconsolidated subsidiary
Protection	$107.7	$104.9
Retirement Income and Institutional	22.4	15.8
Corporate and Other	0.2	7.6

Income before income taxes and equity in net income of unconsolidated subsidiary	$130.3	$128.3

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of total assets for our operating segments and Corporate and Other activities as of:

(Amounts in millions)	March 31, 2007	December 31, 2006
Assets
Protection	$14,131.2	$14,377.5
Retirement Income and Institutional	28,319.9	28,846.0
Corporate and Other	1,429.2	1,280.5

Total assets	$43,880.3	$44,504.0

6. Transfer of AML

On January 1, 2007, we transferred assets of $1,377.2 million, including cash and cash equivalents of $27.0 million, and liabilities of $1,091.2 million of AML to GLICNY in exchange for an investment in GLICNY of $334.3 million, representing a 34.5% investment in GLICNY. Additionally, $2.1 million was recorded related to unrealized gains and derivative items in equity related to the transfer. The transfer was recorded at book value as the entities were under common control, and accordingly, the difference of $46.3 million between the book value of AML and the investment in GLICNY was recorded as additional paid-in capital. Our investment in GLICNY is recorded under the equity method of accounting. As of March 31, 2007, the carrying value of our investment in GLICNY was $341.2 million and was included in other invested assets.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, insufficiency of reserves, competition, availability and adequacy of reinsurance, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, the failure or any compromise of the security of our computer systems and the occurrence of natural or man-made disasters or pandemic disease; and

•

Risks relating to our Protection and Retirement Income and Institutional segments, including unexpected changes in mortality, accelerated amortization of deferred acquisition costs and present value of future profits, goodwill impairments, medical advances such as genetic mapping research, unexpected changes in persistency rates and increases in statutory reserve requirements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

Our business

We are one of a number of subsidiaries of Genworth, a leading financial security company in the U.S., with an expanding international presence. We have two operating segments: (1) Protection and (2) Retirement Income and Institutional.

•	Protection. We offer customers life insurance, including term and universal life, and Medicare supplement insurance.

•

Retirement Income and Institutional. We offer customers a variety of wealth accumulation, income distribution and institutional investment products. Wealth accumulation and income distribution products include individual fixed and variable annuities, group variable annuities offered through retirement plans, single premium immediate annuities and variable life insurance. Institutional investment products include guaranteed investment contracts (“GICs”), funding agreements and funding agreements backing notes (“FABNs”).

We also have Corporate and Other activities which consist primarily of unallocated net investment gains (losses), income, expenses and income taxes.

Trends and conditions affecting our segments

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields, and statutory reserve requirements. Additionally, sales of our products are dependent on competitive product features and pricing, distribution penetration, and customer service. Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For term life insurance, we have implemented capital management actions that improve our new business returns and have, in part, enabled us to decrease our premium rates. Several competitors have taken similar capital management actions. Additionally, we have seen some competitors lower their term life insurance prices, which has made the market more competitive. We have also experienced a shift in focus by our distributors from term life insurance to universal life insurance products. In response to this shift in focus by our distributors, we are building our universal life capabilities and maintaining a disciplined approach to term life insurance pricing. Our sales levels and returns on new term life insurance business have been and may continue to be impacted by the increased competition and shift in distribution focus.

Retirement products. Retirement product results within our Retirement Income and Institutional segment are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality and the impact of new product sales and lapses. In addition, our competitive position within many of our distribution channels, as well as our ability to retain business, depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds. Total new deposits in variable annuities, excluding our Income Distribution Series, decreased by 8.0% from $122.5 million for the three months ended March 31, 2006 to $112.7 million for the three months ended March 31, 2007. This decline is primarily due to a decrease in additional deposits on a block of reinsured business, as well as a market shift to variable annuity products with certain guaranteed benefit features that we chose not to offer due to their risk profile.

We continue to focus on our Income Distribution Series of variable annuity products and riders. We have witnessed a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize upside market performance. Our Income Distribution Series provides the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of our risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning. Sales of our Income Distribution Series increased by 42.3% from $255.5 million for the three months ended March 31, 2006 to $363.7 million for the three months ended March 31, 2007.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

(Amounts in millions)	Three months ended March 31,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
Revenues:
Premiums	$255.9	$283.1	$(27.2)	(9.6)%
Net investment income	285.3	256.4	28.9	11.3%
Net investment gains (losses)	(1.6)	(2.8)	1.2	(42.9)%
Policy fees and other income	117.9	95.6	22.3	23.3%

Total revenues	657.5	632.3	25.2	4.0%

Benefits and expenses:
Benefits and other changes in policy reserves	265.0	290.2	(25.2)	(8.7)%
Interest credited	129.8	115.9	13.9	12.0%
Acquisition and operating expenses, net of deferrals	49.7	46.6	3.1	6.7%
Amortization of deferred acquisition costs and intangibles	40.7	25.4	15.3	60.2%
Interest expense	42.0	25.9	16.1	62.2%

Total benefits and expenses	527.2	504.0	23.2	4.6%

Income before income taxes and equity in net income of unconsolidated subsidiary	130.3	128.3	2.0	1.6%
Provision for income taxes	41.7	44.7	(3.0)	(6.7)%

Net income before equity in net income of unconsolidated subsidiary	88.6	83.6	5.0	6.0%
Equity in net income of unconsolidated subsidiary	4.9	—	4.9	NM (1)

Net income	$93.5	$83.6	$9.9	11.8%

(1)	Not meaningful

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Premiums. Premiums consist primarily of premiums earned on individual life insurance, Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies. Excluding $15.7 million of premiums related to AML, the decrease was primarily due to a $23.4 million decrease in our Retirement Income and Institutional segment as a result of our structured settlement annuities which are in runoff, and lower life contingent sales in our single premium immediate annuities primarily due to our continued pricing discipline in the current interest rate environment. Offsetting this decrease was an increase of $11.9 million in our Protection segment driven primarily by new sales and renewal premiums in term life insurance, partially offset by a decline in Medicare supplement insurance due to favorable claims performance in 2007.

Net investment income. Net investment income represents income earned on our investments. Excluding $11.1 million of net investment income related to AML, the increase was primarily the result of increased yields on floating rate investments supporting certain floating rate policyholder liabilities. Additionally, the increase in net investment income was related to the growth of our life insurance in-force blocks and an increase in securities purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and losses from the sale or impairment of our investments, unrealized and realized gains and losses from our trading securities, fair value hedging relationships, non-qualifying derivatives and embedded derivatives. For the three months ended March 31, 2007, gross realized gains and (losses) on available-for-sale securities were $2.4 million and $(7.2) million, respectively. There were no impairment losses recognized during the three months ended March 31, 2007. Net investment gains (losses) also included $1.6 million related to our securities designated as trading and $(0.6) million related to an increase in commercial mortgage loan allowance for losses. Net investment losses on derivative instruments were $2.3 million related to embedded derivatives and $(0.1) million in qualifying and non-qualifying derivatives. For the three months ended March 31, 2006, gross realized gains and (losses) on available-for-sale securities were $6.0 million and $(8.8) million, respectively. There were no impairment losses recognized during the three months ended March 31, 2006.

Policy fees and other income. Policy fees and other income consist primarily of cost of insurance and surrender charges assessed on universal life insurance policies. The increase was largely due to a $13.5 million increase in our Protection segment driven by increased sales of universal life insurance. Additionally, there was a $9.8 million increase in our Retirement Income and Institutional segment attributable to increased assets under management from continued sales of our Income Distribution Series.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life insurance, Medicare supplement insurance, variable annuities and structured settlements and single premium immediate annuities with life contingencies. Excluding $16.6 million of benefits and other changes in policy reserves related to AML, the decrease is primarily due to a $19.6 million decrease in our Retirement Income and Institutional segment resulting from our structured settlement annuities which are in runoff, and lower life contingent sales in our single premium immediate annuities primarily due to our continued pricing discipline in the current interest rate environment. Offsetting this decrease was an increase of $11.0 million in our Protection segment primarily driven by growth of our term and universal life insurance in-force blocks, partially offset by a decline in Medicare supplement insurance due to higher terminations on the block and favorable claims performance in 2007.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Excluding $4.0 million of interest credited related to AML, the increase was driven by an $17.2 million increase in our Retirement Income and Institutional segment primarily from the institutional business. The increase of $19.5 million in our institutional business was due to a $29.5 million increase in our floating rate FABNs, partially offset by a $10.0 million decrease attributable to our GICs as a result of scheduled maturities.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals, represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses that vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. The increase was mainly attributable to growth in our in-force block of term life insurance and variable annuities, partially offset by lower Medicare supplement insurance expenses.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and goodwill impairments. The increase was primarily related to growth in the in-force block of universal life insurance.

Interest expense. Interest expense increased primarily as a result of the issuances of additional non-recourse funding obligations and an increase in average variable rates paid on those obligations as a result of the increased short-term interest rate environment.

Provision for income taxes. The effective tax rate decreased to 32.0% for the quarter ended March 31, 2007 from 34.8% for the quarter ended March 31, 2006. The decrease in the effective rate was due primarily to an increase in the dividends received deduction, which included a favorable examination development.

Net income. Excluding $5.0 million related to AML, the increase in net income was primarily the result of an increase in the Retirement Income and Institutional segment due to increased assets under management in our variable annuities and institutional products. Our Protection segment also increased due to lower expenses in Medicare supplement insurance and increased sales in universal life insurance and term life insurance partially offset by less favorable mortality. Additionally, we recognized $4.9 million in 2007 from an equity pickup of our investment in GLICNY. These increases were slightly offset by a decline in investment income from our Corporate and Other activities due to a decline in invested assets.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2007		2006		2007 vs. 2006
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	6.1%	$231.1	5.9%	$202.0	0.2%	$29.1
Commercial mortgage loans	6.1%	43.4	6.2%	41.9	(0.1)%	1.5
Equity securities	1.9%	0.2	5.2%	0.3	(3.3)%	(0.1)
Other invested assets	2.2%	8.2	3.9%	10.6	(1.7)%	(2.4)
Policy loans	5.8%	6.8	5.6%	6.6	0.2%	0.2

Gross investment income before expenses and fees	5.8%	289.7	5.7%	261.4	0.1%	28.3
Expenses and fees	(0.1)%	(4.4)	(0.1)%	(5.0)	—	0.6

Net investment income	5.7%	$285.3	5.6%	$256.4	0.1%	$28.9

Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other invested assets, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The increase in overall investment yields was primarily attributable to increased yields on floating rate investments supporting floating rate liabilities.

The following table sets forth net investment gains (losses) for the three months ended March 31:

(Amounts in millions)	2007	2006
Available-for-sale securities:
Realized gains on sale	$2.4	$6.0
Realized losses on sale	(7.2)	(8.8)
Net unrealized gains (losses) on trading securities	1.6	—
Derivatives	2.2	—
Commercial mortgage loan loss reserve	(0.6)	—

Net investment gains (losses)	$(1.6)	$(2.8)

For the three months ended March 31, 2007 and 2006, we did not incur any impairment losses. The aggregate fair value of securities sold at a loss during the three months ended March 31, 2007 and 2006, was $404.6 million and $275.3 million, respectively, which was 98.3% and 96.9% of book value, respectively.

Derivative instruments primarily consist of changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Results of Operations.”

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2007		December 31, 2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturities, available-for-sale:
Public	$9,115.4	45.7%	$9,643.7	46.9%
Private	6,110.8	30.6	6,319.0	30.7
Commercial mortgage loans	2,756.1	13.8	2,917.1	14.2
Other invested assets	1,259.2	6.3	740.2	3.6
Policy loans	456.6	2.3	486.7	2.4
Equity securities, available-for-sale	33.5	0.2	35.8	0.2
Cash and cash equivalents	225.1	1.1	423.8	2.0

Total cash, cash equivalents and invested assets	$19,956.7	100.0%	$20,566.3	100.0%

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2007		December 31, 2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Restricted other invested assets	$432.5	34.4%	$429.8	58.1%
Securities lending	195.4	15.5	84.9	11.5
Limited partnerships	160.0	12.7	103.0	13.9
Trading securities	63.9	5.1	62.3	8.4
Derivatives	53.4	4.2	45.3	6.1
Short-term investments	10.0	0.8	12.0	1.6
Investment in unconsolidated subsidiary	341.2	27.1	—	—
Other investments	2.8	0.2	2.9	0.4

Total	$1,259.2	100.0%	$740.2	100.0%

Included in other invested assets are certain securities that are designated as trading, and accordingly, are held at fair value with changes in fair value included in net investment gains (losses) in the condensed consolidated statements of income. There were no material unrealized gains (losses) on our securities designated as trading as cost approximates fair value.

As of March 31, 2007, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$164.9	$10.9	$(0.1)	$175.7
Government—non U.S.	279.1	32.0	(0.2)	310.9
U.S. corporate	6,840.2	129.2	(77.5)	6,891.9
Corporate—non U.S.	1,680.6	18.4	(21.5)	1,677.5
Mortgage and asset-backed	6,183.4	25.1	(38.3)	6,170.2

Total fixed maturities	15,148.2	215.6	(137.6)	15,226.2
Equity securities	31.5	2.4	(0.4)	33.5

Total available-for-sale securities	$15,179.7	$218.0	$(138.0)	$15,259.7

As of December 31, 2006, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$205.0	$13.3	$(0.3)	$218.0
Government—non U.S.	276.3	31.4	(0.1)	307.6
U.S. corporate	7,127.5	138.3	(91.3)	7,174.5
Corporate—non U.S.	1,678.3	17.9	(25.3)	1,670.9
Mortgage and asset-backed	6,606.6	26.6	(41.5)	6,591.7

Total fixed maturities	15,893.7	227.5	(158.5)	15,962.7
Equity securities	34.6	1.6	(0.4)	35.8

Total available-for-sale securities	$15,928.3	$229.1	$(158.9)	$15,998.5

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2007:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$—	$—	—	$9.4	$(0.1)	7
Government—non U.S.	9.1	(0.1)	5	6.8	(0.1)	8
U.S. corporate	1,299.9	(18.6)	181	1,859.9	(58.9)	355
Corporate—non U.S.	287.9	(3.1)	41	532.0	(18.4)	90
Asset backed	1,289.8	(7.3)	174	633.3	(8.7)	63
Mortgage backed	964.4	(5.0)	155	671.0	(17.3)	155

Subtotal, fixed maturities	3,851.1	(34.1)	556	3,712.4	(103.5)	678
Equity securities	—	—	—	1.9	(0.4)	8

Total temporarily impaired securities	$3,851.1	$(34.1)	556	$3,714.3	$(103.9)	686

% Below cost—fixed maturities:
<20% Below cost	$3,851.1	$(34.0)	555	$3,706.0	$(101.5)	674
20-50% Below cost	—	(0.1)	1	6.4	(2.0)	4

Total fixed maturities	3,851.1	(34.1)	556	3,712.4	(103.5)	678

% Below cost—equity maturities:
<20% Below cost	—	—	—	1.9	(0.2)	7
>50% Below cost	—	—	—	—	(0.2)	1

Total equity maturities	—	—	—	1.9	(0.4)	8

Total temporarily impaired securities	$3,851.1	$(34.1)	556	$3,714.3	$(103.9)	686

Investment grade	$3,747.5	$(33.0)	527	$3,577.1	$(95.9)	634
Below investment grade	103.6	(1.1)	29	136.0	(7.8)	44
Not rated	—	—	—	1.2	(0.2)	8

Total temporarily impaired securities	$3,851.1	$(34.1)	556	$3,714.3	$(103.9)	686

The investment securities in an unrealized loss position as of March 31, 2007, consisted of 1,242 securities accounting for unrealized losses of $138.0 million. Of these unrealized losses, 93.4% were investment grade (rated AAA through BBB-) and 98.3% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates and changes in credit spreads.

Of the investment securities in an unrealized loss position for twelve months or more as of March 31, 2007, five securities were 20% or more below cost, including one security which was also below investment grade (rate BB+ and below). This security accounted for unrealized losses of less than $0.1 million.

As of March 31, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2007. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Derivatives

The fair value of derivative instruments, including interest rate swaps, equity index options, a limited guarantee and financial futures, are based upon pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	March 31, 2007		December 31, 2006
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$1,372.6	$9.6	$1,303.1	$7.4
Equity index options	355.9	22.6	271.9	16.4
Limited guarantee	250.0	14.6	250.0	15.1
Financial futures	15.1	—	18.5	—

Total	$1,993.6	$46.8	$1,843.5	$38.9

As of March 31, 2007 and December 31, 2006, the fair value of derivatives in a gain position and recorded in other invested assets was $53.4 million and $45.3 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $6.6 million and $6.4 million, respectively.

As of March 31, 2007 and December 31, 2006, Genworth provided a limited guarantee to Rivermont I, which is accounted for as a derivative under SFAS No. 133 and carried at fair value.

Capital Resources

Consolidated Balance Sheet

Total investments. Total investments decreased $410.9 million, or 2.0%, to $19,731.6 million at March 31, 2007 from $20,142.5 million as of December 31, 2006. The decrease was primarily due to the transfer of AML assets of $872.3 million to GLICNY in exchange for an investment in GLICNY with a carrying value as of March 31, 2007 of $341.2 million. There was also an increase in securities lending activity of $110.5 million.

Investment securities are comprised mainly of investment grade debt securities. Fixed maturities and equity securities were $15,259.7 million, including gross unrealized gains and (losses) of $218.0 million and $(138.0) million, respectively, as of March 31, 2007 and $15,998.5 million, including gross unrealized gains and (losses) of $229.1 million and $(158.9) million, respectively, as of December 31, 2006.

Reinsurance recoverable. Reinsurance recoverable decreased $371.5 million, or 4.0%, from $9,386.8 million as of December 31, 2006 to $9,015.3 million as of March 31, 2007. The decrease was primarily due to the transfer of AML assets of $321.7 million. The runoff of our ceded variable annuity and structured settlement blocks also decreased $103.2 million. Partially offsetting these decreases was an increase of $51.2 million in life insurance due to ceded reserves and claims with an affiliate.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contractholders. As of March 31, 2007, we held $10,660.7 million of separate account assets. The increase of $277.3 million, or 2.7%, from $10,383.4 million as of December 31, 2006 was related primarily to the favorable market performance of the underlying securities and new deposits, which was partially offset by death, surrender and other benefits.

Future annuity and contract benefits. Future annuity and contract benefits decreased $1,035.0 million, or 4.3%, to $23,336.6 million as of March 31, 2007 from $24,371.6 million as of December 31, 2006. The decrease was primarily attributable to the transfer of $835.1 million of AML liabilities to GLICNY. The decrease was also related to a $149.8 million decline in GICs which resulted from scheduled maturities, a $92.4 million decline in the general account portion of a reinsured block of variable annuities, $41.5 million in our runoff blocks of deferred annuities, and $7.2 million in our runoff block of structured settlements. Partially offsetting these decreases was an $85.3 million increase in our term and universal life insurance reserves as a result of growth.

Stockholders’ equity. Stockholders’ equity increased $40.7 million, or 0.9%, to $4,484.4 million as of March 31, 2007 from $4,443.7 million as of December 31, 2006 due to current year net income of $93.5 million, $46.3 million due to the AML transfer, an increase in other comprehensive income of $15.3 million and $2.8 million for a deemed capital contribution related to taxes. These increases were partially offset by a redemption of preferred stock of $110.0 million and a $2.5 million preferred stock dividend.

Liquidity

The principal liquidity requirements for our insurance operations are our contractual obligations to contractholders and annuitants. Contractual obligations include payments of claims under outstanding insurance policies and annuities, contract withdrawals and surrender benefits. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. We maintain a master promissory note and committed line with an indirect parent, GNA, of $500.0 million in total. The master promissory note and committed line provide liquidity to meet normal variation in cash requirements. In addition, the master promissory note is structured to provide us the ability to lend to our indirect parent, GNA, at a comparable short-term investment return. GNA owed us $91.7 million as of March 31, 2007 and was included in other assets in the consolidated balance sheets. As of December 31, 2006, we owed GNA $31.9 million and was included in other liabilities in the consolidated balance sheets.

The following table sets forth our condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2007	2006
Net cash from operating activities	$43.9	$40.1
Net cash from investing activities	116.6	(1,177.7)
Net cash from financing activities	(359.2)	1,262.9

Net increase (decrease) in cash and cash equivalents	$(198.7)	$125.3

Cash flows from operating activities are affected by the timing of premiums, fees received, investment income and expenses paid. Principal sources of cash include sales of our products and services. The increase in cash flows from operating activities for the three months ended March 31, 2007 over the three months ended March 31, 2006 was primarily the result of the timing of cash settlements of other assets and liabilities.

The increase in cash from investing activities for the three months ended March 31, 2007 compared to March 31, 2006, was primarily the result of an increase in purchases of investments related to the issuances of $700.0 million of FABNs and $750.0 million of non-recourse funding obligations in 2006.

Changes in cash from financing activities primarily relate to the issuance and redemption of investment contracts, issuance of non-recourse funding obligations and dividends to our stockholders. Our net change in investment contracts was $(187.9) million in 2007 compared to $434.0 million in 2006. The decrease was primarily driven by the issuance of FABNs and non-recourse funding obligations in 2006. We also redeemed the remaining $110.0 million of preferred stock and paid $2.5 million of cash dividends to our preferred stockholder in 2007.

As of March 31, 2007, we had approximately $200.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. One of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. The funding agreement had a carrying value of $50.0 million as of March 31, 2007, and had put option features of 180 days.

During 2005, we transferred investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities was $432.5 million and $429.8 million as of March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007, we had approximately $1,054.8 million of GICs. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed-maturity generally ranging from two to six years. Contracts provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits are deemed extraordinary and require formal state insurance department approval. We are able to pay $471.3 million in dividends in 2007 without obtaining regulatory approval.

Capital resources and financing activities

As of March 31, 2007 and December 31, 2006, there were $2.8 billion of non-recourse funding obligations outstanding. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements.

On April 25, 2007, River Lake Insurance Company IV Limited, a Bermuda long-term insurance company wholly-owned by the Company, issued $500.0 million in aggregate principal amount of floating rate guaranteed notes due 2028 and $40.0 million in aggregate principal amount of floating rate subordinated notes due 2028. See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

Contractual obligations and commercial commitments

We enter into obligations to third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations. The most significant factor affecting our future cash flows is our ability to earn and collect cash from our customers. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.” These include expenditures for income taxes and payroll.

There have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2006 Annual Report on Form 10-K and our Current Report on Form 8-K filed on March 12, 2007 (reflecting the merger of FHL and FCL into GLAIC).

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of March 31, 2007 and December 31, 2006 were $203.6 million and $303.7 million, respectively.

There were no off-balance sheet securitization transactions in 2007 or 2006.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements, with a third-party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

Financial support is provided under credit support agreements, in which Genworth provides limited recourse for a maximum of $119.0 million of credit losses in such entities. We do not provide any such recourse. Assets with credit support are funded by demand notes that are further enhanced with support provided by a third-party.

New Accounting Standards

For a discussion of recently adopted and not yet adopted accounting standards, see note 2 in our “—Notes to Condensed Consolidated Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss of fair value resulting from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. There were no material changes in these risks since December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2007

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our 2006 Annual Report on Form 10-K. In addition, there were no new material legal proceedings during the quarter.

We cannot ensure that the previously identified investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operation.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2006 Annual Report on Form 10-K and our Current Report on Form 8-K, filed on March 12, 2007 (reflecting the merger of FHL and FCL into GLAIC), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2007, there have been no material changes to the risk factors set forth in the above-referenced filings.

Item 6. Exhibits

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Pamela S. Schutz

31.2	Certification of Dennis R. Vigneau

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Pamela S. Schutz

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Dennis R. Vigneau

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY (Registrant)
Dated: May 1, 2007

	By:	/s/ DENNIS R. VIGNEAU
Dennis R. Vigneau Senior Vice President—Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)