Form 10-Q
period 2007-06-30
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2007-08-02
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At July 27, 2007, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of Genworth Life and Annuity Insurance Company is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Premiums	$258.6	$272.7	$514.5	$555.8
Net investment income	287.2	280.0	572.5	536.4
Net investment gains (losses)	(16.5)	(6.0)	(18.1)	(8.8)
Policy fees and other income	118.4	101.5	236.3	197.1

Total revenues	647.7	648.2	1,305.2	1,280.5

Benefits and expenses:
Benefits and other changes in policy reserves	261.9	261.7	526.9	551.9
Interest credited	134.8	122.5	264.6	238.4
Acquisition and operating expenses, net of deferrals	51.8	55.3	101.5	101.9
Amortization of deferred acquisition costs and intangibles	41.6	44.9	82.3	70.3
Interest expense	49.1	33.2	91.1	59.1

Total benefits and expenses	539.2	517.6	1,066.4	1,021.6

Income before income taxes and equity in net income of unconsolidated subsidiary	108.5	130.6	238.8	258.9
Provision for income taxes	36.6	44.6	78.3	89.3

Income before equity in net income of unconsolidated subsidiary	71.9	86.0	160.5	169.6
Equity in net income of unconsolidated subsidiary	4.6	—	9.5	—

Net income	$76.5	$86.0	$170.0	$169.6

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share and per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$15,778.3	$15,962.7
Equity securities available-for-sale, at fair value	35.7	35.8
Commercial mortgage loans	2,921.7	2,917.1
Policy loans	457.6	486.7
Other invested assets ($418.4 and $429.8 restricted)	1,237.7	740.2

Total investments	20,431.0	20,142.5
Cash and cash equivalents	635.2	423.8
Accrued investment income	167.2	172.3
Deferred acquisition costs	2,762.4	2,660.0
Goodwill	450.9	471.2
Intangible assets	504.9	520.7
Reinsurance recoverable	8,896.6	9,386.8
Other assets	359.2	343.3
Separate account assets	11,337.4	10,383.4

Total assets	$45,544.8	$44,504.0

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$23,762.7	$24,371.6
Liability for policy and contract claims	266.2	279.3
Other policyholder liabilities	198.9	207.0
Deferred income tax liability	971.9	1,004.5
Non-recourse funding obligations	3,555.0	2,765.0
Other liabilities ($431.1 and $436.6 restricted)	1,017.6	1,049.5
Separate account liabilities	11,337.4	10,383.4

Total liabilities	41,109.7	40,060.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Cumulative Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, zero and 110,000 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively)	—	110.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	4,076.2	4,025.3

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(94.8)	21.7
Derivatives qualifying as hedges	(0.5)	0.3

Total accumulated other comprehensive income (loss)	(95.3)	22.0
Retained earnings	428.6	260.8

Total stockholders’ equity	4,435.1	4,443.7

Total liabilities and stockholders’ equity	$45,544.8	$44,504.0

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2005	$120.0	$25.6	$4,020.1	$81.7	$358.1	$4,605.5

Comprehensive income (loss):
Net income	—	—	—	—	169.6	169.6
Net unrealized gains (losses) on investment securities	—	—	—	(222.9)	—	(222.9)
Derivatives qualifying as hedges	—	—	—	(0.3)	—	(0.3)

Total comprehensive income (loss)						(53.6)

Balances as of June 30, 2006	$120.0	$25.6	$4,020.1	$(141.5)	$527.7	$4,551.9

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2006	$110.0	$25.6	$4,025.3	$22.0	$260.8	$4,443.7

Comprehensive income (loss):
Net income	—	—	—	—	170.0	170.0
Net unrealized gains (losses) on investment securities	—	—	—	(116.5)	—	(116.5)
Derivatives qualifying as hedges	—	—	—	(0.8)	—	(0.8)

Total comprehensive income (loss)						52.7
Redemption of preferred stock	(110.0)	—	—	—	—	(110.0)
Dividends and other transactions with stockholders	—	—	50.9	—	(2.2)	48.7

Balances as of June 30, 2007	$—	$25.6	$4,076.2	$(95.3)	$428.6	$4,435.1

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$170.0	$169.6
Adjustments to reconcile net income to net cash from operating activities:
Equity in net income of unconsolidated subsidiary	(9.5)	—
Net investment (gains) losses	18.1	8.8
Charges assessed to policyholders	(171.5)	(157.3)
Purchases of trading securities	(5.1)	(7.0)
Amortization of fixed maturity discounts and premiums	(1.3)	3.4
Acquisition costs deferred	(243.2)	(236.6)
Amortization of deferred acquisition costs and intangibles	82.3	70.3
Deferred income taxes	84.9	96.8
Changes in certain assets and liabilities:
Accrued investment income and other assets	(17.3)	33.3
Insurance reserves	287.9	332.3
Other liabilities and policy-related balances	12.1	(82.5)

Net cash from operating activities	207.4	231.1

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	1,237.4	939.6
Commercial mortgage loans	362.1	90.6
Proceeds from sales of investments:
Fixed maturities and equity securities	877.2	836.7
Purchases and originations of investments:
Fixed maturities and equity securities	(2,759.7)	(3,049.5)
Commercial mortgage loans	(504.3)	(361.3)
Other invested assets, net	(86.0)	(2.3)
Cash related to transfer of subsidiary to an affiliate	(27.0)	—
Policy loans, net	(2.0)	(5.9)

Net cash from investing activities	(902.3)	(1,552.1)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	2,322.2	2,500.0
Redemption and benefit payments on investment contracts	(2,032.7)	(2,059.9)
Proceeds from short-term borrowings and other, net	185.3	355.5
Payments on short-term borrowings	(246.0)	(338.7)
Proceeds from issuance of non-recourse funding obligations	790.0	750.0
Redemption of preferred stock	(110.0)	—
Dividends paid to stockholders	(2.5)	—

Net cash from financing activities	906.3	1,206.9

Net change in cash and cash equivalents	211.4	(114.1)
Cash and cash equivalents at beginning of period	423.8	555.0

Cash and cash equivalents at end of period	$635.2	$440.9

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Genworth Life and Annuity Insurance Company (the “Company,” “GLAIC,” “we,” “us” or “our” unless the context otherwise requires) is a stock life insurance company operating under a charter granted by the Commonwealth of Virginia on March 21, 1871 as The Life Insurance Company of Virginia. An affiliate of our former ultimate parent company acquired us on April 1, 1996 and ultimately contributed the majority of the outstanding common stock to Genworth Life Insurance Company (“GLIC”).

On May 31, 2004, we became a direct, wholly-owned subsidiary of GLIC while remaining an indirect, wholly-owned subsidiary of Genworth Financial, Inc. (“Genworth”). Until March 12, 2007, our preferred shares were owned by an affiliate, Brookfield Life Assurance Company Limited. On March 12, 2007, we redeemed the remaining outstanding preferred shares for par value of $110.0 million and paid $2.5 million in dividends on the redeemed preferred shares. On April 30, 2007, the issued shares of preferred stock were retired.

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

Upon consummation of the FHL and FCL mergers, GLAIC transferred its ownership of American Mayflower Life Insurance Company of New York (“AML”), formerly a wholly-owned subsidiary of FCL, to Genworth Life Insurance Company of New York (“GLICNY”), an affiliate, in exchange for a non-majority ownership interest in GLICNY. AML merged into GLICNY, with GLICNY being the surviving entity. For periods beginning after December 31, 2006, AML is not included in our consolidated financial statements.

The accompanying condensed consolidated financial statements include the historical operations and accounts of the Company and its subsidiaries which include Assigned Settlement, Inc., GNWLAAC Real Estate Holding, LLC, AML, Jamestown Life Insurance Company, River Lake Insurance Company (“River Lake I”), River Lake Insurance Company II (“River Lake II”), River Lake Insurance Company III (“River Lake III”), River Lake Insurance Company IV Limited (“River Lake IV”) and Rivermont Life Insurance Company I (“Rivermont I”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2006 Annual Report on Form 10-K and our Current Report on Form 8-K filed on March 12, 2007 (reflecting the mergers of FHL and FCL into GLAIC).

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

We believe that it is reasonably possible that in 2007, up to $18.6 million of unrecognized tax benefits related to individually immaterial items in the U.S. jurisdictions, will be recognized.

On January 1, 2007, we adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a benefit, feature, right or coverage within an existing contract. The adoption of this standard had no impact on our consolidated results of operations and financial position.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option to report selected financial assets and liabilities, including insurance contracts, at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We have not decided whether we will elect the fair value option for any financial assets or liabilities, and therefore, we do not know the impact, if any, SFAS No. 159 will have on our consolidated financial statements.

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This statement provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, it also addresses when specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for us on January 1, 2008. Management is reviewing SOP 07-1 to determine the impact on our consolidated financial statements.

3. Investments and Derivative Instruments

As of June 30, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$181.3	$5.7	$(1.2)	$185.8
Government—non U.S.	298.3	25.0	(1.1)	322.2
U.S. corporate	6,905.7	81.0	(167.5)	6,819.2
Corporate—non U.S.	1,848.9	10.6	(48.9)	1,810.6
Mortgage and asset-backed	6,685.0	18.7	(63.2)	6,640.5

Total fixed maturities	15,919.2	141.0	(281.9)	15,778.3
Equity securities	31.5	4.6	(0.4)	35.7

Total available-for-sale securities	$15,950.7	$145.6	$(282.3)	$15,814.0

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

The fair value of derivative instruments, including interest rate swaps, equity index options, a limited guarantee and financial futures, is based upon pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	June 30, 2007		December 31, 2006
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$1,788.2	$(11.9)	$1,303.1	$7.4
Equity index options	392.1	21.5	271.9	16.4
Limited guarantee	250.0	8.0	250.0	15.1
Financial futures	19.6	—	18.5	—

Total	$2,449.9	$17.6	$1,843.5	$38.9

As of June 30, 2007 and December 31, 2006, the fair value of derivatives in a gain position and recorded in other invested assets was $34.3 million and $45.3 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $16.7 million and $6.4 million, respectively.

4. Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others, generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek indeterminate amounts, which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer reputational harm, which could have an adverse effect on our

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

business, financial condition or results of operations. At this time, it is not feasible to predict, nor to determine the ultimate outcomes of all pending investigations and legal proceedings, nor to provide reasonable ranges of potential losses.

(b) Commitments

As of June 30, 2007, we were committed to fund $19.6 million in U.S. commercial mortgage loan investments and $159.4 million in limited partnership investments.

(c) Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 that were funded by products of our parent and one of our affiliates. The structured settlement reserves related to this guarantee were $275.6 million as of June 30, 2007.

5. Non-recourse Funding Obligations

In April 2007, River Lake IV, a Bermuda long-term insurance company wholly-owned by the Company, issued $500.0 million in aggregate principal amount of floating rate guaranteed notes due 2028 (the “Guaranteed Notes”) and $40.0 million in aggregate principal amount of floating rate subordinated notes due 2028 (the “Subordinated Notes” and, together with the Guaranteed Notes, the “Notes”). The Notes were issued pursuant to an indenture, which by its terms requires River Lake IV to pledge substantially all of its available assets to the indenture trustee as collateral for the Notes.

River Lake IV may issue additional series of its floating rate guaranteed notes up to an aggregate principal amount of $925.0 million (including the Notes). The Notes are direct financial obligations of River Lake IV and are not guaranteed by the Company or Genworth. A third-party financial guaranty insurance company (the “Insurer”) will insure the timely payment of scheduled interest payments and the repayment of principal on May 25, 2028 on all series of the floating rate guaranteed notes, including the Guaranteed Notes.

The Notes were issued by River Lake IV to primarily fund statutory reserves for policies subject to Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation XXX”) and its predecessor regulations. River Lake IV has reinsured from the Company, on a coinsurance basis, certain term life insurance policies written or reinsured by the Company.

The holders of the Notes cannot require payment of principal or interest on the Notes from the Company or any of its subsidiaries, other than River Lake IV, the direct issuer of the Notes. River Lake IV will pay interest on the principal amount of the Notes on a monthly basis. The holders of the Notes will have the right to accelerate payment of principal of the Notes, subject to applicable notice and cure provisions, in the event of River Lake IV’s or the Insurer’s nonpayment of amounts due with respect to the Guaranteed Notes, River Lake IV’s bankruptcy or insolvency, the failure of the security interest in the collateral granted by River Lake IV to the indenture trustee to be perfected, the nonpayment by River Lake IV of amounts due to the Insurer, the breach in any material respect of River Lake IV’s representations or warranties or the breach by River Lake IV of any material covenant. River Lake IV reserves the right to redeem the Notes at any time, subject to the terms of the Notes.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2007, River Lake II, a special purpose financial captive insurance company wholly-owned by the Company, issued $250.0 million in aggregate principal amount of floating rate surplus notes due 2035. This transaction represented the third and final issuance of surplus notes by River Lake II, bringing the total aggregate principal amount of surplus notes issued by River Lake II to $850.0 million.

As of June 30, 2007 and December 31, 2006, the weighted average interest rate on our non-recourse funding obligations was 5.4%. The non-recourse funding obligations bear variable interest rates and their carrying value approximates fair value as of June 30, 2007.

6. Segment Information

We conduct our operations in two operating segments: (1) Protection, which includes term life insurance, universal life insurance and Medicare supplement insurance, and (2) Retirement Income and Institutional, which includes individual variable annuities, fixed deferred and immediate individual annuities (“spread-based”), group variable annuities offered through retirement plans, variable life insurance and institutional products. Institutional products include GICs, funding agreements and FABNs. We also have Corporate and Other activities which consist primarily of unallocated net investment income, net investment gains (losses), expenses and income taxes.

We use the same accounting policies and procedures to measure segment income and assets as we use to measure our consolidated income and assets. Segment income is generally measured as income before income taxes and equity in net income of unconsolidated subsidiary. Segment income represents the basis on which the performance of our business is assessed by management.

The following is a summary of our operating segments and Corporate and Other activities for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2007	2006	2007	2006
Revenues
Protection	$437.6	$423.4	$880.6	$829.3
Retirement Income and Institutional	212.0	210.9	420.0	424.5
Corporate and Other	(1.9)	13.9	4.6	26.7

Total revenues	$647.7	$648.2	$1,305.2	$1,280.5

Income before income taxes and equity in net income of unconsolidated subsidiary
Protection	$92.6	$108.1	$200.3	$213.0
Retirement Income and Institutional	21.3	15.2	43.7	31.0
Corporate and Other	(5.4)	7.3	(5.2)	14.9

Income before income taxes and equity in net income of unconsolidated subsidiary	$108.5	$130.6	$238.8	$258.9

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of total assets for our operating segments and Corporate and Other activities as of the periods indicated:

(Amounts in millions)	June 30, 2007	December 31, 2006
Assets
Protection	$15,097.9	$14,377.5
Retirement Income and Institutional	29,244.3	28,846.0
Corporate and Other	1,202.6	1,280.5

Total assets	$45,544.8	$44,504.0

7. Transfer of AML

On January 1, 2007, we transferred assets of $1,377.2 million, including cash and cash equivalents of $27.0 million, and liabilities of $1,091.2 million of AML to GLICNY in exchange for an investment in GLICNY of $334.4 million, representing a 34.5% investment in GLICNY. Additionally, $2.1 million was recorded related to unrealized investment gains and derivative items in equity related to the transfer. The transfer was recorded at book value as the entities were under common control, and accordingly, the difference of $46.3 million between the book value of AML and the investment in GLICNY was recorded as additional paid-in capital. Our investment in GLICNY is recorded under the equity method of accounting. As of June 30, 2007, the carrying value of our investment in GLICNY was $332.4 million and was included in other invested assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included herein.

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

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

Overview

Our business

We are one of a number of subsidiaries of Genworth Financial, Inc. (“Genworth”), a leading financial security company in the U.S., with an expanding international presence. We have two operating segments: (1) Protection; and (2) Retirement Income and Institutional.

•	Protection. We offer customers life insurance, including term and universal life, and Medicare supplement insurance.

•

Retirement Income and Institutional. We offer customers a variety of wealth accumulation, income distribution and institutional products. Wealth accumulation and income distribution products include individual variable annuities, fixed deferred and immediate individual annuities (“spread-based”), group variable annuities offered through retirement plans and variable life insurance. Institutional products include guaranteed investment contracts (“GICs”), funding agreements and funding agreements backing notes (“FABNs”).

We also have Corporate and Other activities which consist primarily of unallocated net investment gains (losses), income, expenses and income taxes.

Management’s discussion and analysis of financial condition and results of operations contains selected operating performance measures including “sales” and “insurance in-force” which are commonly used in the insurance and investment industries as measures of operating performance.

Management regularly monitors and reports the sales metrics as a measure of volume of new and renewal business generated in a period. Sales refers to: (1) annualized first-year premiums for term life insurance and Medicare supplement insurance; and (2) new and additional premiums/deposits for universal life insurance, spread-based, institutional and variable products. We consider annualized first-year premiums and new premiums/deposits to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

Management regularly monitors and reports insurance in-force. Insurance in-force for our life insurance is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. We consider insurance in-force to be a measure of our operating performance because it represents a measure of the size of our business at a specific date, rather than a measure of our revenues or profitability during that period.

These operating measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

Trends and conditions affecting our segments

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products are dependent on competitive product features and pricing, distribution penetration and customer service. Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation XXX”) requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For term life insurance, we have implemented capital management actions that improve our new business returns and have, in part, enabled us to decrease our premium rates.

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

Retirement products. Results for our retirement products within our Retirement Income and Institutional segment are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality and the impact of new product sales and lapses. In addition, our competitive position within many of our distribution channels, as well as our ability to retain business, depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in fixed annuities as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds.

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

Results of Operations

Our consolidated results of operations for the three and six months ended June 30, 2006 include the results of operations of American Mayflower Life Insurance Company of New York (“AML”). As described in note 1 in our “—Notes to Condensed Consolidated Financial Statements,” for periods beginning after December 31, 2006, AML is not included in the consolidated results of operations.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth our results of operations for the periods presented:

(Amounts in millions)	Three months ended June 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
Revenues:
Premiums	$258.6	$272.7	$(14.1)	(5.2)%
Net investment income	287.2	280.0	7.2	2.6%
Net investment gains (losses)	(16.5)	(6.0)	(10.5)	(175.0)%
Policy fees and other income	118.4	101.5	16.9	16.7%

Total revenues	647.7	648.2	(0.5)	(0.1)%

Benefits and expenses:
Benefits and other changes in policy reserves	261.9	261.7	0.2	0.1%
Interest credited	134.8	122.5	12.3	10.0%
Acquisition and operating expenses, net of deferrals	51.8	55.3	(3.5)	(6.3)%
Amortization of deferred acquisition costs and intangibles	41.6	44.9	(3.3)	(7.4)%
Interest expense	49.1	33.2	15.9	47.9%

Total benefits and expenses	539.2	517.6	21.6	4.2%

Income before income taxes and equity in net income of unconsolidated subsidiary	108.5	130.6	(22.1)	(16.9)%
Provision for income taxes	36.6	44.6	(8.0)	(17.9)%

Income before equity in net income of unconsolidated subsidiary	71.9	86.0	(14.1)	(16.4)%
Equity in net income of unconsolidated subsidiary	4.6	—	4.6	NM (1)

Net income	$76.5	$86.0	$(9.5)	(11.1)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on individual life insurance, Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies. Excluding a $7.7 million decrease of premiums related to AML, premiums included a $15.8 million decrease in our Retirement Income and Institutional segment as a result of lower life contingent single premium immediate annuity sales primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities. Offsetting this decrease was an increase of $9.4 million in our Protection segment driven largely by new sales and renewal premiums in term life insurance, partially offset by a decline in Medicare supplement insurance as lapses exceeded new sales.

Net investment income. Net investment income represents income earned on our investments. Excluding an $11.6 million decrease of net investment income related to AML, the increase was mainly from higher average invested assets attributable to an increase in assets purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and (losses) from the sale or impairment of our investments, unrealized and realized gains and (losses) from our trading securities, fair value hedging relationships, non-qualifying derivatives and embedded derivatives. For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. Policy fees and other income consist primarily of fees assessed against policyholder and contractholder account values, cost of insurance and surrender charges assessed on universal life insurance policies and other fees. The increase was largely from a $13.8 million increase in our Retirement Income and Institutional segment attributable to increased assets under management from sales of our variable annuities, primarily our Income Distribution Series. Additionally, there was a $3.4 million increase in our Protection segment largely attributable to increased sales of universal life insurance.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life insurance, Medicare supplement insurance, variable annuities and structured settlements and single premium immediate annuities with life contingencies. Excluding a $7.3 million decrease of benefits and other changes in policy reserves related to AML, the increase is a result of $24.3 million from our Protection segment principally driven by growth in the term life insurance in-force blocks and less favorable mortality as compared to the prior year, partially offset by a decline in Medicare supplement insurance from higher lapses on the block. Offsetting this increase was a decrease of $16.8 million in our Retirement Income and Institutional segment mainly resulting from lower life-contingent single premium immediate annuity sales primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances. Excluding a $4.1 million decrease of interest credited related to AML, the increase was driven by $13.8 million from our Retirement Income and Institutional segment primarily from higher assets under management in our institutional business. The increase of $16.4 million in our institutional business was attributable to a $25.9 million increase in our floating rate FABNs, partially offset by $9.5 million from scheduled maturities in GICs. Also contributing to the increase was a $2.6 million increase in our Protection segment mainly as a result of growth in assets under management in universal life insurance.

Acquisition and operating expenses, net of deferrals. Acquisition and operating expenses, net of deferrals represent costs and expenses related to the acquisition and ongoing maintenance of insurance and investment contracts, including commissions, policy issuance expenses and other underwriting and general operating costs. These costs and expenses are net of amounts that are capitalized and deferred, which are primarily costs and expenses that vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts, such as first-year commissions in excess of ultimate renewal commissions and other policy issuance expenses. The decrease was mainly attributable to a decrease in life insurance as productivity efficiencies more than offset higher expenses associated with continued growth of insurance in-force. Partially offsetting this decrease was an increase in variable annuities from growth in assets under management.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits, capitalized software and goodwill impairments. Excluding a $0.8 million decrease of amortization related to AML, the decrease was primarily driven by a $4.3 million decrease in our Protection segment from a decrease in term life insurance, which was partially offset by an increase in universal life insurance. Partially offsetting this decrease was an increase of $1.8 million in our Retirement Income and Institutional segment from an increase in our Income Distribution Series and variable annuities.

Interest expense. Interest expense increased mainly as a result of the issuances of additional non-recourse funding obligations and an increase in average variable rates paid on those obligations as a result of the increased short-term interest rate environment.

Provision for income taxes. The effective tax rate decreased to 33.7% for the three months ended June 30, 2007 from 34.2% for the three months ended June 30, 2006. The decrease in the effective rate was due primarily to an increase in the dividends received deduction.

Net income. Excluding a $4.5 million decrease related to AML, the decrease in net income was largely the result of an increase in net investment losses. Partially offsetting these decreases was $4.6 million for the quarter ended June 30, 2007 from an equity pickup of our investment in GLICNY.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth our results of operations for the periods presented:

(Amounts in millions)	Six months ended June 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
Revenues:
Premiums	$514.5	$555.8	$(41.3)	(7.4)%
Net investment income	572.5	536.4	36.1	6.7%
Net investment gains (losses)	(18.1)	(8.8)	(9.3)	(105.7)%
Policy fees and other income	236.3	197.1	39.2	19.9%

Total revenues	1,305.2	1,280.5	24.7	1.9%

Benefits and expenses:
Benefits and other changes in policy reserves	526.9	551.9	(25.0)	(4.5)%
Interest credited	264.6	238.4	26.2	11.0%
Acquisition and operating expenses, net of deferrals	101.5	101.9	(0.4)	(0.4)%
Amortization of deferred acquisition costs and intangibles	82.3	70.3	12.0	17.1%
Interest expense	91.1	59.1	32.0	54.2%

Total benefits and expenses	1,066.4	1,021.6	44.8	4.4%

Income before income taxes and equity in net income of unconsolidated subsidiary	238.8	258.9	(20.1)	(7.8)%
Provision for income taxes	78.3	89.3	(11.0)	(12.3)%

Income before equity in net income of unconsolidated subsidiary	160.5	169.6	(9.1)	(5.4)%
Equity in net income of unconsolidated subsidiary	9.5	—	9.5	NM (1)

Net income	$170.0	$169.6	$0.4	0.2%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Excluding a $23.4 million decrease of premiums related to AML, the decrease was a result of a $39.1 million decrease in our Retirement Income and Institutional segment as a result of lower life-contingent single premium immediate annuity sales primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities. Offsetting these decreases was an increase of $21.2 million in our Protection segment driven largely by new sales and renewal premiums in term life insurance, partially offset by a decline in Medicare supplement insurance as lapses exceeded new sales.

Net investment income. Excluding a $22.7 million decrease of net investment income related to AML, the increase was primarily from an increase in average invested assets attributable to an increase in assets purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. Excluding a $1.5 million decrease of policy fees and other income related to AML, the increase was largely a result of a $23.6 million increase in our Retirement Income and Institutional segment attributable to increased assets under management from sales of our variable annuities, primarily our Income Distribution Series. Additionally, there was a $16.9 million increase in our Protection segment driven by increased sales of universal life insurance.

Benefits and other changes in policy reserves. Excluding a $23.9 million decrease of benefits and other changes in policy reserves related to AML, the decrease is from a $36.4 million decrease in our Retirement Income and Institutional segment resulting from lower life-contingent single premium immediate annuity sales primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities. Offsetting this decrease was an increase of $35.3 million in our Protection segment principally attributable to growth of our term life insurance in-force block and less favorable mortality as compared to the prior year. Partially offsetting this increase in our Protection segment is a decline in Medicare supplement insurance from higher lapses on the block.

Interest credited. Excluding an $8.0 million decrease of interest credited related to AML, the increase was driven by a $31.0 million increase in our Retirement Income and Institutional segment principally from higher assets under management in the institutional business. The increase of $35.9 million in our institutional business includes a $55.3 million increase in the floating rate FABN portfolio, offset by a $19.4 million decrease in the GIC portfolio from scheduled maturities. Our Protection segment increased $3.2 million primarily as a result of increased assets under management in universal life insurance.

Acquisition and operating expenses, net of deferrals. The decrease in life insurance from productivity efficiencies was offset by increased expenses associated with higher assets under management in variable annuities.

Amortization of deferred acquisition costs and intangibles. The increase of $8.7 million in our Protection segment was largely driven by growth in the in-force block of universal life insurance, partially offset by a decrease in term life insurance. Also contributing to the increase was a $3.3 million increase in our Retirement Income and Institutional segment primarily from an increase in assets under management in our Income Distribution Series and variable annuities.

Interest expense. Interest expense increased mainly as a result of the issuances of additional non-recourse funding obligations and an increase in average variable rates paid on those obligations as a result of the increased short-term interest rate environment.

Provision for income taxes. The effective tax rate decreased to 32.8% for the six months ended June 30, 2007 from 34.5% for the six months ended June 30, 2006. The decrease in the effective rate was due primarily to an increase in the dividends received deduction, which included a favorable examination development.

Net income. A $9.5 million decrease related to AML is offset by $9.5 million we recognized in 2007 from an equity pickup of our investment in GLICNY. Additionally, growth of the business was offset by an increase in net investment losses.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods presented:

	Three months ended June 30,				Increase (decrease)
	2007		2006		2007 vs. 2006
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	5.9%	$225.6	5.9%	$214.0	—%	$11.6
Commercial mortgage loans	6.6%	46.6	6.8%	48.6	(0.2)%	(2.0)
Equity securities	2.1%	0.1	—%	—	2.1%	0.1
Other invested assets	3.8%	16.3	5.8%	13.0	(2.0)%	3.3
Policy loans	6.0%	6.9	7.5%	9.0	(1.5)%	(2.1)

Gross investment income before expenses and fees	5.8%	295.5	6.0%	284.6	(0.2)%	10.9
Expenses and fees	(0.2)%	(8.3)	(0.1)%	(4.6)	(0.1)%	(3.7)

Net investment income	5.6%	$287.2	5.9%	$280.0	(0.3)%	$7.2

	Six months ended June 30,				Increase (decrease)
	2007		2006		2007 vs. 2006
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	6.0%	$456.7	6.0%	$416.0	—%	$40.7
Commercial mortgage loans	6.3%	90.0	6.5%	90.5	(0.2)%	(0.5)
Equity securities	2.0%	0.3	2.2%	0.3	(0.2)%	—
Other invested assets	2.9%	24.5	4.7%	23.6	(1.8)%	0.9
Policy loans	5.9%	13.7	6.6%	15.6	(0.7)%	(1.9)

Gross investment income before expenses and fees	5.7%	585.2	5.9%	546.0	(0.2)%	39.2
Expenses and fees	(0.1)%	(12.7)	(0.1)%	(9.6)	—%	(3.1)

Net investment income	5.6%	$572.5	5.8%	$536.4	(0.2)%	$36.1

Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other invested assets, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

The decrease in overall investment yields was primarily attributable to an increase in other invested assets which have a lower yield than the yield of the overall portfolio.

The following table sets forth net investment gains (losses) for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2007	2006	2007	2006
Available-for-sale securities:
Realized gains on sale	$2.2	$2.5	$4.6	$8.5
Realized losses on sale	(12.0)	(7.3)	(19.2)	(16.1)
Impairments	(0.1)	—	(0.1)	—
Commercial mortgage loan loss reserve	(0.5)	—	(1.1)	—
Net unrealized gains (losses) on trading securities	(0.5)	(1.0)	1.1	(1.0)
Derivatives	(5.6)	(0.2)	(3.4)	(0.2)

Net investment gains (losses)	$(16.5)	$(6.0)	$(18.1)	$(8.8)

For the three months ended June 30, 2007, net investment losses increased principally from an increase in interest rate related losses on the disposition of available-for-sale securities from opportunistic portfolio repositioning activities as compared to the prior year. The aggregate fair value of securities sold at a loss during the three months ended June 30, 2007 and 2006 was $378.2 million and $372.0 million, respectively, which was 96.9% and 98.1% of book value, respectively.

There was an increase in losses from derivatives for the three and six months ended June 30, 2007 principally driven by a $(7.1) million loss on our Rivermont Guarantee contract as a result of rising interest rates. The aggregate fair value of securities sold at a loss during the six months ended June 30, 2007 and 2006 was $782.2 million and $647.3 million, respectively, which was 97.6% of book value for each period.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2007		December 31, 2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturities, available-for-sale(1):
Public	$9,560.3	45.4%	$9,643.7	46.9%
Private	6,218.0	29.5	6,319.0	30.7
Commercial mortgage loans	2,921.7	13.9	2,917.1	14.2
Other invested assets	1,237.7	5.9	740.2	3.6
Policy loans	457.6	2.1	486.7	2.4
Equity securities, available-for-sale	35.7	0.2	35.8	0.2
Cash and cash equivalents	635.2	3.0	423.8	2.0

Total cash, cash equivalents and invested assets	$21,066.2	100.0%	$20,566.3	100.0%

(1)

We had $2,443.2 million of residential mortgage-backed and asset-backed securities included in fixed maturities, of which $1,198.2 million were investment grade securities collateralized by sub-prime loans and $581.6 million were investment grade securities collateralized by Alt-A loans as of June 30, 2007.

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2007		December 31, 2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Restricted other invested assets	$418.4	33.8%	$429.8	58.1%
Investment in unconsolidated subsidiary	332.4	26.9	—	—
Limited partnerships	188.2	15.2	103.0	13.9
Securities lending	183.8	14.8	84.9	11.5
Trading securities	66.8	5.4	62.3	8.4
Derivatives	34.3	2.8	45.3	6.1
Short-term investments	11.0	0.9	12.0	1.6
Other investments	2.8	0.2	2.9	0.4

Total	$1,237.7	100.0%	$740.2	100.0%

As of June 30, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$181.3	$5.7	$(1.2)	$185.8
Government—non U.S.	298.3	25.0	(1.1)	322.2
U.S. corporate	6,905.7	81.0	(167.5)	6,819.2
Corporate—non U.S.	1,848.9	10.6	(48.9)	1,810.6
Mortgage and asset-backed	6,685.0	18.7	(63.2)	6,640.5

Total fixed maturities	15,919.2	141.0	(281.9)	15,778.3
Equity securities	31.5	4.6	(0.4)	35.7

Total available-for-sale securities	$15,950.7	$145.6	$(282.3)	$15,814.0

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

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2007:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$35.6	$(1.0)	9	$9.3	$(0.2)	7
Government—non U.S.	41.9	(1.0)	27	5.7	(0.1)	7
U.S. corporate	2,440.9	(70.2)	367	1,674.9	(97.3)	318
Corporate—non U.S.	718.6	(16.9)	108	500.2	(32.0)	87
Asset backed	1,378.3	(5.4)	174	622.7	(17.4)	69
Mortgage backed	1,098.5	(16.7)	206	492.0	(23.7)	125

Subtotal, fixed maturities	5,713.8	(111.2)	891	3,304.8	(170.7)	613
Equity securities	—	—	—	0.8	(0.4)	4

Total temporarily impaired securities	$5,713.8	$(111.2)	891	$3,305.6	$(171.1)	617

% Below cost—fixed maturities:
<20% Below cost	$5,712.6	$(110.9)	889	$3,295.4	$(167.5)	606
20-50% Below cost	1.2	(0.3)	2	9.3	(3.0)	6
>50% Below cost	—	—	—	0.1	(0.2)	1

Total fixed maturities	5,713.8	(111.2)	891	3,304.8	(170.7)	613

% Below cost—equity securities:
<20% Below cost	—	—	—	0.8	(0.2)	3
>50% Below cost	—	—	—	—	(0.2)	1

Total equity securities	—	—	—	0.8	(0.4)	4

Total temporarily impaired securities	$5,713.8	$(111.2)	891	$3,305.6	$(171.1)	617

Investment grade	$5,490.8	$(106.3)	816	$3,176.9	$(158.6)	573
Below investment grade	223.0	(4.9)	75	128.5	(12.3)	40
Not rated	—	—	—	0.2	(0.2)	4

Total temporarily impaired securities	$5,713.8	$(111.2)	891	$3,305.6	$(171.1)	617

The investment securities in an unrealized loss position as of June 30, 2007, consisted of 1,508 securities accounting for unrealized losses of $282.3 million. Of these unrealized losses, 93.8% were investment grade (rated AAA through BBB-) and 98.7% were less than 20% below cost. The amount of the unrealized loss on these securities was principally attributable to increases in interest rates and changes in credit spreads.

Of the investment securities in an unrealized loss position for twelve months or more as of June 30, 2007, five securities were 20% or more below cost and below investment grade (rate BB+ and below). These securities accounted for unrealized losses of $1.9 million.

As of June 30, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2007. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Derivatives

The fair value of derivative instruments, including interest rate swaps, equity index options, a limited guarantee and financial futures, is based upon pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	June 30, 2007		December 31, 2006
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$1,788.2	$(11.9)	$1,303.1	$7.4
Equity index options	392.1	21.5	271.9	16.4
Limited guarantee	250.0	8.0	250.0	15.1
Financial futures	19.6	—	18.5	—

Total	$2,449.9	$17.6	$1,843.5	$38.9

As of June 30, 2007 and December 31, 2006, the fair value of derivatives in a gain position and recorded in other invested assets was $34.3 million and $45.3 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $16.7 million and $6.4 million, respectively.

As of June 30, 2007 and December 31, 2006, Genworth provided a limited guarantee to Rivermont Life Insurance Company I, which is accounted for as a derivative under SFAS No. 133 and carried at fair value.

For the six months ended June 30, 2007, we entered into $485.1 million of interest rate swaps to swap fixed rate assets or liabilities into floating rate assets or liabilities. These swaps are mainly for our GICs and FABNs. In addition, we entered into $120.2 million of equity index options to hedge risk embedded in certain products within our Retirement Income and Institutional segment.

Capital Resources

Consolidated Balance Sheet

Our consolidated balance sheet for the year ended December 31, 2006 includes the financial position of AML. As described in note 1 in our “—Notes to Condensed Consolidated Financial Statements,” for periods beginning after December 31, 2006, AML is not included in the consolidated balance sheet.

Total investments. Total investments increased $288.5 million, or 1.4%, to $20,431.0 million as of June 30, 2007 from $20,142.5 million as of December 31, 2006. The increase was mainly attributable to an increase in fixed maturities of $467.7 million, securities lending of $147.6 million and commercial mortgage loans of $143.5 million. Partially offsetting these increases was a decrease from the transfer of AML assets of $872.3 million to Genworth Life Insurance Company of New York (“GLICNY”) in exchange for an investment in GLICNY with a carrying value of $332.4 million as of June 30, 2007.

Reinsurance recoverable. Reinsurance recoverable decreased $490.2 million, or 5.2%, to $8,896.6 million as of June 30, 2007 from $9,386.8 million as of December 31, 2006. The decrease was primarily from the transfer of AML assets of $321.7 million. The runoff of our ceded variable annuity and structured settlement blocks also decreased $215.7 million. Partially offsetting these decreases was an increase of $43.7 million in term life insurance due to ceded reserves and claims with an affiliate.

Separate account assets and liabilities. Separate account assets and liabilities represent funds held for the exclusive benefit of variable annuity and variable life contractholders. Separate account assets and liabilities increased $954.0 million, or 9.2%, to $11,337.4 million as of June 30, 2007 from $10,383.4 million as of December 31, 2006. The increase was related to new deposits and favorable market performance, which was partially offset by death, surrender and other benefits.

Future annuity and contract benefits. Future annuity and contract benefits decreased $608.9 million, or 2.5%, to $23,762.7 million as of June 30, 2007 from $24,371.6 million as of December 31, 2006. The decrease was largely attributable to the transfer of $835.1 million of AML liabilities to GLICNY. The decrease was also related to a $307.4 million decline in GICs which resulted from scheduled maturities, a $188.2 million decline in the general account portion of a reinsured block of variable annuities, $73.8 million in our runoff block of deferred annuities and $21.8 million in our runoff block of structured settlements. Partially offsetting these decreases was an increase of $683.7 million in our FABNs as a result of increased sales. Additionally, there was a $155.3 million increase in our term and universal life insurance reserves as a result of growth.

Stockholders’ equity. Stockholders’ equity decreased $8.6 million, or 0.2%, to $4,435.1 million as of June 30, 2007 from $4,443.7 million as of December 31, 2006 as a result of an increase in other comprehensive losses of $117.3 million driven by an increase in unrealized net investment losses from the current interest rate environment, a redemption of preferred stock of $110.0 million and a $2.5 million preferred stock dividend. These decreases were partially offset by current year net income of $170.0 million, $46.3 million from the AML transfer and $4.6 million for a deemed capital contribution related to taxes.

Liquidity

The principal liquidity requirements for our insurance operations are our contractual obligations to contractholders and annuitants. Contractual obligations include payments of claims under outstanding insurance policies and annuities, contract withdrawals and surrender benefits. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. We maintain a master promissory note and committed line with an indirect parent, GNA, of $500.0 million in total. The master promissory note and committed line provide liquidity to meet normal variation in cash requirements. In addition, the master promissory note is structured to provide us the ability to lend to our indirect parent, GNA, at a comparable short-term investment return. GNA owed us $36.5 million as of June 30, 2007 and was included in other assets in the consolidated balance sheet. As of December 31, 2006, we owed GNA $31.9 million and was included in other liabilities in the consolidated balance sheet.

The following table sets forth our condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2007	2006
Net cash from operating activities	$207.4	$231.1
Net cash from investing activities	(902.3)	(1,552.1)
Net cash from financing activities	906.3	1,206.9

Net increase (decrease) in cash and cash equivalents	$211.4	$(114.1)

Cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. Principal sources of cash include sales of our products and services. The decrease in cash flows from operating activities for the six months ended June 30, 2007 over the six months ended June 30, 2006 was primarily the result of a decrease in insurance reserves.

The increase in cash from investing activities for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, was principally the result of an increase in purchases of investments related to the issuances of $697.0 million of FABNs in the first half of 2007 compared to $1,056.5 million of FABNs in the first half of 2006. Also contributing was an increase in investment maturities in 2007.

Changes in cash from financing activities primarily relate to the issuance and redemption of investment contracts, issuance of non-recourse funding obligations and dividends to our stockholders. Our net change in investment contracts was $289.5 million in 2007 compared to $440.1 million in 2006. The decrease was largely driven by the issuance of FABNs in 2006. Additionally, we redeemed the remaining $110.0 million of preferred stock and paid $2.5 million of cash dividends to our preferred stockholder in 2007.

As of June 30, 2007, we had approximately $200.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. One of our funding agreements contained “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. The funding agreement had a carrying value of $50.0 million as of June 30, 2007, and had put option features of 180 days.

During 2005, we transferred investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities was $418.4 million and $429.8 million as of June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007, we had approximately $897.3 million of GICs. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed-maturity generally ranging from two to six years. Contracts provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

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

Capital resources and financing activities

As of June 30, 2007 and December 31, 2006, there were $3.6 billion and $2.8 billion, respectively, of non-recourse funding obligations outstanding. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements.

In April 2007, River Lake Insurance Company IV Limited, a Bermuda long-term insurance company, issued $500.0 million in aggregate principal amount of floating rate guaranteed notes due 2028 and $40.0 million in aggregate principal amount of floating rate subordinated notes due 2028. In June 2007, River Lake Insurance Company II, a special purpose financial captive insurance company, issued $250.0 million in aggregate principal amount of floating rate surplus notes due 2035. See note 5 in our “—Notes to Condensed Consolidated Financial Statements” for additional information.

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

During 2007, we issued $790.0 million in non-recourse funding obligations as further described in note 5 in our “—Notes to Condensed Consolidated Financial Statements.”

Other than this transaction, there have been no other material additions or changes to our contractual obligations and commercial commitments as set forth in our 2006 Annual Report on Form 10-K and our Current Report on Form 8-K filed on March 12, 2007 (reflecting the mergers of FHL and FCL into GLAIC).

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of June 30, 2007 and December 31, 2006 were $206.8 million and $303.7 million, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2007

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers and breaching fiduciary or other duties to customers. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. We are also subject to various regulatory inquiries, such as information requests, subpoenas, books and record examinations and market conduct and financial examinations from state and federal regulators and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

There were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our 2006 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. In addition, there were no new material legal proceedings during the quarter.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2006 Annual Report on Form 10-K and in our Current Report on Form 8-K, filed on March 12, 2007 (reflecting the mergers of FHL and FCL into GLAIC), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2007, there have been no material changes to the risk factors set forth in the above-referenced filings.

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
Date: August 2, 2007

	By:	/s/ DENNIS R. VIGNEAU
Dennis R. Vigneau Senior Vice President—Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)