Form 10-Q
period 2007-09-30
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2007-10-29
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At October 29, 2007, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of Genworth Life and Annuity Insurance Company is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Premiums	$271.7	$290.9	$786.2	$846.7
Net investment income	322.5	274.1	895.0	810.5
Net investment gains (losses)	(16.3)	(1.4)	(34.4)	(10.2)
Policy fees and other income	122.5	81.6	358.8	278.7

Total revenues	700.4	645.2	2,005.6	1,925.7

Benefits and expenses:
Benefits and other changes in policy reserves	275.3	275.7	802.2	827.6
Interest credited	138.0	124.1	402.6	362.5
Acquisition and operating expenses, net of deferrals	67.3	72.8	168.8	174.7
Amortization of deferred acquisition costs and intangibles	37.1	4.2	119.4	74.5
Interest expense	57.1	33.3	148.2	92.4

Total benefits and expenses	574.8	510.1	1,641.2	1,531.7

Income before income taxes and equity in net income of unconsolidated subsidiary	125.6	135.1	364.4	394.0
Provision for income taxes	16.9	43.1	95.2	132.4

Income before equity in net income of unconsolidated subsidiary	108.7	92.0	269.2	261.6
Equity in net income of unconsolidated subsidiary	5.7	—	15.2	—

Net income	$114.4	$92.0	$284.4	$261.6

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$15,369.3	$15,962.7
Equity securities available-for-sale, at fair value	37.7	35.8
Commercial mortgage loans	2,881.6	2,917.1
Policy loans	462.6	486.7
Other invested assets ($418.3 and $429.8 restricted)	1,340.2	740.2

Total investments	20,091.4	20,142.5
Cash and cash equivalents	605.1	423.8
Accrued investment income	186.3	172.3
Deferred acquisition costs	2,849.4	2,660.0
Goodwill	450.9	471.2
Intangible assets	498.4	520.7
Reinsurance recoverable	8,783.9	9,386.8
Other assets	366.8	343.3
Separate account assets	11,897.4	10,383.4

Total assets	$45,729.6	$44,504.0

Liabilities and stockholders’ equity
Liabilities:
Future annuity and contract benefits	$23,435.9	$24,371.6
Liability for policy and contract claims	256.7	279.3
Other policyholder liabilities	180.0	207.0
Deferred income tax liability	989.5	1,004.5
Non-recourse funding obligations	3,555.0	2,765.0
Other liabilities ($428.8 and $436.6 restricted)	966.1	1,049.5
Separate account liabilities	11,897.4	10,383.4

Total liabilities	41,280.6	40,060.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Cumulative Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, zero and 110,000 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively)	—	110.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	4,071.6	4,025.3

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(181.4)	21.7
Derivatives qualifying as hedges	1.6	0.3

Total accumulated other comprehensive income (loss)	(179.8)	22.0
Retained earnings	531.6	260.8

Total stockholders’ equity	4,449.0	4,443.7

Total liabilities and stockholders’ equity	$45,729.6	$44,504.0

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in millions)

(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2005	$120.0	$25.6	$4,020.1	$81.7	$358.1	$4,605.5

Comprehensive income (loss):
Net income	—	—	—	—	261.6	261.6
Net unrealized gains (losses) on investment securities	—	—	—	(74.1)	—	(74.1)
Derivatives qualifying as hedges	—	—	—	(0.5)	—	(0.5)

Total comprehensive income (loss)						187.0

Balances as of September 30, 2006	$120.0	$25.6	$4,020.1	$7.1	$619.7	$4,792.5

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2006	$110.0	$25.6	$4,025.3	$22.0	$260.8	$4,443.7

Comprehensive income (loss):
Net income	—	—	—	—	284.4	284.4
Net unrealized gains (losses) on investment securities	—	—	—	(203.1)	—	(203.1)
Derivatives qualifying as hedges	—	—	—	1.3	—	1.3

Total comprehensive income (loss)						82.6
Redemption of preferred stock	(110.0)	—	—	—	—	(110.0)
Dividends and other transactions with stockholders	—	—	46.3	—	(13.6)	32.7

Balances as of September 30, 2007	$—	$25.6	$4,071.6	$(179.8)	$531.6	$4,449.0

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$284.4	$261.6
Adjustments to reconcile net income to net cash from operating activities:
Equity in net income of unconsolidated subsidiary	(15.2)	—
Net investment (gains) losses	34.4	10.2
Charges assessed to policyholders	(258.4)	(217.6)
Purchases of trading securities	(5.1)	(7.0)
Amortization of fixed maturity discounts and premiums	(14.0)	4.4
Acquisition costs deferred	(358.9)	(342.2)
Amortization of deferred acquisition costs and intangibles	119.4	74.5
Deferred income taxes	151.7	113.6
Changes in certain assets and liabilities:
Accrued investment income and other assets	(89.1)	(4.1)
Insurance reserves	498.9	575.3
Other liabilities and policy-related balances	(91.1)	(78.3)

Net cash from operating activities	257.0	390.4

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	1,922.4	1,398.0
Commercial mortgage loans	413.1	176.3
Proceeds from sales of investments:
Fixed maturities and equity securities	1,290.2	939.9
Purchases and originations of investments:
Fixed maturities	(3,649.2)	(3,947.1)
Commercial mortgage loans	(517.5)	(421.6)
Other invested assets, net	(126.7)	(2.0)
Cash related to transfer of subsidiary to an affiliate	(27.0)	—
Policy loans, net	(7.0)	(7.6)

Net cash from investing activities	(701.7)	(1,864.1)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	3,258.5	3,619.6
Redemption and benefit payments on investment contracts	(3,308.1)	(3,063.1)
Proceeds from short-term borrowings and other, net	520.5	353.3
Payments on short-term borrowings	(522.4)	(343.2)
Proceeds from issuance of non-recourse funding obligations	790.0	1,050.0
Redemption of preferred stock	(110.0)	—
Dividends paid to stockholders	(2.5)	—

Net cash from financing activities	626.0	1,616.6

Net change in cash and cash equivalents	181.3	142.9
Cash and cash equivalents at beginning of period	423.8	555.0

Cash and cash equivalents at end of period	$605.1	$697.9

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

We offer life insurance, including term, universal and variable life, annuity contracts, institutional products including guaranteed investment contracts (“GICs”), funding agreements and funding agreements backing notes (“FABNs”), and Medicare supplement insurance. We do business in Bermuda, the District of Columbia and all states, except New York.

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

During the third quarter of 2007, an immaterial error related to the classification of certain 2006 expense amounts was identified. This immaterial error will result in a reclassification between acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles of $27.9 million. The immaterial reclassification will have no impact on total benefits and expenses or on net income. We intend to correct the amounts related to the year ended December 31, 2006 in our 2007 Annual Report on Form 10-K.

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

Upon adoption of FIN No. 48 on January 1, 2007, the total amount of unrecognized tax benefits was $74.3 million, of which, $53.3 million, if recognized, would affect the effective tax rate. As of January 1, 2007, we had accrued interest and penalties of $5.9 million in our condensed consolidated balance sheet. These amounts of interest and penalties relate to unrecognized tax benefits and were recognized as components of income tax expense.

We file U.S. federal income tax returns and various state and local income tax returns. With few exceptions, we are no longer subject to U.S. federal income tax examinations for years prior to 2000. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. A U.S. federal field examination regarding the 2003 and 2004 tax years was concluded in September 2007, and a Revenue Agent Report was issued. Certain issues are currently under review by the Joint Committee of Taxation for 2000 through 2002 tax years and in the Internal Revenue Service administrative appeals process for 2003 and 2004 tax years.

We believe that it is reasonably possible that in 2007, up to $23.1 million of unrecognized tax benefits, related to individually immaterial items in the U.S. jurisdictions, will be recognized.

On January 1, 2007, we adopted the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a benefit, feature, right or coverage within an existing contract. The adoption of SOP 05-1 had no impact on our consolidated results of operations and financial position.

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option to report selected financial assets and liabilities, including insurance contracts, at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We have not decided whether we will elect the fair value option for any financial assets or liabilities; and therefore, we do not know the impact, if any, SFAS No. 159 will have on our consolidated financial statements.

In June 2007, the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies. This statement provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). For those entities that are investment companies under SOP 07-1, it also addresses when specialized industry accounting principles of the Guide should be retained by a parent company in consolidation or by an investor that has the ability to exercise significant influence over the investment company and applies the equity method of accounting to its investment in the entity. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain Investment Company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. The effective date of SOP 07-1 is uncertain as the FASB decided to issue a proposed FASB Staff Position that would indefinitely defer the effective date. Management is reviewing SOP 07-1 to determine the impact on our consolidated financial statements.

3. Investments and Derivative Instruments

As of September 30, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$178.1	$11.3	$(0.3)	$189.1
Government—non U.S.	295.9	26.0	(1.6)	320.3
U.S. corporate	6,836.8	94.2	(157.9)	6,773.1
Corporate—non U.S.	1,854.5	12.3	(48.2)	1,818.6
Mortgage and asset-backed	6,476.6	20.2	(228.6)	6,268.2

Total fixed maturities	15,641.9	164.0	(436.6)	15,369.3
Equity securities	31.4	6.7	(0.4)	37.7

Total available-for-sale securities	$15,673.3	$170.7	$(437.0)	$15,407.0

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

The fair value of derivative instruments, including interest rate swaps, equity index options, a limited guarantee and financial futures, is based upon either independent market quotations or pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	September 30, 2007		December 31, 2006
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$2,134.8	$15.5	$1,303.1	$7.4
Equity index options	666.7	61.7	271.9	16.4
Limited guarantee	250.0	13.1	250.0	15.1
Financial futures	69.7	—	18.5	—

Total	$3,121.2	$90.3	$1,843.5	$38.9

As of September 30, 2007 and December 31, 2006, the fair value of derivatives in a gain position and recorded in other invested assets was $101.2 million and $45.3 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $10.9 million and $6.4 million, respectively.

4. Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek indeterminate amounts which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer reputational harm, which could have

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor to determine the ultimate outcomes of all pending investigations and legal proceedings, nor to provide reasonable ranges of potential losses.

(b) Commitments

As of September 30, 2007, we were committed to fund $76.0 million in U.S. commercial mortgage loan investments and $150.3 million in limited partnership investments.

(c) Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 that were funded by products of our parent and one of our affiliates. The structured settlement reserves related to this guarantee were $275.4 million as of September 30, 2007.

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

In August 2007, approximately $1.7 billion of our non-recourse funding obligations reset to the current maximum contractual rate. During the third quarter of 2007, $100.0 million of our non-recourse funding obligations were purchased by an affiliate. As of September 30, 2007 and December 31, 2006, the weighted average interest rate on our non-recourse funding obligations was 6.3% and 5.4%, respectively.

6. Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(0.8)	0.5	—	0.5
Benefit of tax favored investments	(19.3)	(5.2)	(8.5)	(2.6)
Tax contingencies	(0.2)	—	(0.7)	—
Other, net	(1.2)	1.6	0.3	0.7

Effective rate	13.5%	31.9%	26.1%	33.6%

7. Segment Information

We conduct our operations in two operating business segments: (1) Protection, which includes term life insurance, universal life insurance and Medicare supplement insurance, and (2) Retirement Income and Institutional, which principally includes fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, variable life insurance and institutional products. Institutional products include GICs, funding agreements and FABNs. We also have Corporate and Other activities which include other corporate income and expenses not allocated to the segments.

We use the same accounting policies and procedures to measure segment net income and assets as we use to measure our consolidated net income and assets. Segment net income represents the basis on which the performance of our business is assessed by management.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2007	2006	2007	2006
Revenues
Protection	$480.6	$417.8	$1,361.2	$1,247.1
Retirement Income and Institutional	221.0	218.6	641.0	643.1
Corporate and Other	(1.2)	8.8	3.4	35.5

Total revenues	$700.4	$645.2	$2,005.6	$1,925.7

Net income
Protection	$70.7	$74.2	$199.3	$211.6
Retirement Income and Institutional	42.3	17.8	78.0	40.5
Corporate and Other	1.4	—	7.1	9.5

Net income	$114.4	$92.0	$284.4	$261.6

The following is a summary of total assets for our segments and Corporate and Other activities as of the periods indicated:

(Amounts in millions)	September 30, 2007	December 31, 2006
Assets
Protection	$15,274.1	$14,377.5
Retirement Income and Institutional	29,329.3	28,846.0
Corporate and Other	1,126.2	1,280.5

Total assets	$45,729.6	$44,504.0

8. Transfer of AML

On January 1, 2007, we transferred assets of $1,377.2 million, including cash and cash equivalents of $27.0 million, and liabilities of $1,091.2 million of AML to GLICNY in exchange for an investment in GLICNY of $334.4 million, representing a 34.5% investment in GLICNY. Additionally, $2.1 million was recorded related to unrealized investment gains and derivative items in equity related to the transfer. The transfer was recorded at book value as the entities were under common control, and accordingly, the difference of $46.3 million between the book value of AML and the investment in GLICNY was recorded as additional paid-in capital. Our investment in GLICNY is recorded under the equity method of accounting. As of September 30, 2007, the carrying value of our investment in GLICNY was $344.2 million and was included in other invested assets.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity and credit markets, defaults in portfolio securities, downgrades in our financial strength and credit ratings, insufficiency of reserves, competition, availability and adequacy of reinsurance, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, the failure or any compromise of the security of our computer systems, the occurrence of natural or man-made disasters or pandemic disease, unexpected changes in mortality, accelerated amortization of deferred acquisition costs and present value of future profits, goodwill impairments, medical advances such as genetic mapping research, unexpected changes in persistency rates and increases in statutory reserve requirements.

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

•

Retirement Income and Institutional. We offer customers a variety of wealth accumulation, income distribution and institutional products. Wealth accumulation and income distribution products principally include fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans and variable life insurance. Institutional products include guaranteed investment contracts (“GICs”), funding agreements and funding agreements backing notes (“FABNs”).

We also have Corporate and Other activities which include other corporate income and expenses not allocated to the segments.

Business trends and conditions

In recent years, our business has been, and we expect will continue to be, influenced by a number of industry-wide and product specific trends and conditions. The discussion of business trends and conditions should be read together with the trends contained in our 2006 Annual Report on Form 10-K and in our Current Report on Form 8-K filed on March 12, 2007 (reflecting the mergers of FHL and FCL into GLAIC), which describe additional business trends and conditions.

General trends and conditions affecting our businesses

Volatility in credit markets

During the third quarter of 2007, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards safety pushing up the demand for U.S. Treasury instruments. We believe these credit market conditions in the third quarter of 2007 contributed to an increase in unrealized valuation losses of $86.6 million, net of tax and other offsets, in our $15,369.3 million investment portfolio of fixed maturity securities reflecting widening spreads in our mortgage and asset-backed securities partially offset by a lower risk-free interest rate environment. We also believe these credit market conditions have contributed to a higher level of credit-related impairments during the three and nine months ended September 30, 2007. We expect to experience continued volatility in the valuation of our investments in fixed maturity securities, as well as a generally higher level of credit-related investment losses if current credit market conditions continue. We believe, however, that the current credit environment also provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and Derivative Instruments” section of management discussion and analysis for additional information on our investment portfolio.

The third quarter credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and asset-backed securities. Credit spreads widened for many issuers of commercial paper, long-term debt and asset-backed securities resulting in less favorable financing terms. This unfavorable liquidity environment did not have a material effect on our financing activities.

See additional trends related to volatile credit markets in the “—Trends and conditions affecting our products” which follows.

Trends and conditions affecting our products

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products are dependent on competitive product features and pricing, distribution penetration and customer service. Valuation of Life Insurance Policies Regulation (more commonly known as “Regulation XXX” and “AXXX”) requires insurers to establish additional statutory reserves for term and universal life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For both term and universal life insurance, we have implemented capital management actions that improve our new business returns and have, in part, enabled us to decrease our premium rates.

As of September 30, 2007, we have $3.6 billion of floating rate non-recourse funding obligations outstanding which back excess statutory reserves. In the current quarter, the interest rate we paid on $1.7 billion of those non-recourse funding obligations was contractually reset to the current maximum rate due to lower investor demand for these types of securities. We believe that demand will return over time, and that higher reinvestment rates on portfolio assets will further offset this cost over time. To maintain and optimize product returns, we may, at our discretion, seek alternative financing terms in the future depending upon market conditions.

Several competitors have taken capital management actions similar to ours. Additionally, we have seen some competitors lower their term life insurance prices, which has made the market more competitive. We have also experienced a shift in focus by our distributors from term life insurance to universal life insurance products. In response to this shift in focus by our distributors, we are building our universal life insurance capabilities and maintaining a disciplined approach to term life insurance pricing. Our sales levels and returns on new term life insurance products have been and may continue to be impacted by the increased competition and shift in distribution focus.

Retirement products. Results for our retirement products within our Retirement Income and Institutional segment are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality and the impact of new product sales and lapses. In addition, our competitive position within many of our distribution channels, as well as our ability to retain business, depends significantly upon product features, including current and minimum crediting rates on spread-based products, such as deferred and immediate individual annuities, relative to our competitors, surrender charge periods in annuities, as well as guaranteed features we offer in variable products. We continually evaluate our competitive position based upon each of those features, and we make adjustments as appropriate to meet our target return thresholds.

We continue to focus on our Income Distribution Series of variable annuity products. We have witnessed a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize upside market performance. Our Income Distribution Series provides the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of our risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

Institutional. Our Retirement Income and Institutional segment previously issued a combined $3,400.0 million of FABNs and funding agreements, of which $550.0 million offer contractholders the option to make periodic elections to extend the maturity date of the contract. The credit market conditions during the third quarter of 2007 made these types of institutional products less attractive compared to alternative products offering higher yields with more liquidity. Additionally, during this same time period, certain contractholders did not extend the maturity on approximately $415.0 million of outstanding notes, all of which mature over the next twelve months.

Results of Operations

Management’s discussion and analysis of financial condition and results of operations contains selected operating performance measures including “sales” and “insurance in-force” which are commonly used in the insurance and investment industries as measures of operating performance.

Management regularly monitors and reports the sales metrics as a measure of volume of new and renewal business generated in a period. Sales refers to: (1) annualized first-year premiums for term life insurance and Medicare supplement insurance; and (2) new and additional premiums/deposits for universal life insurance, fixed annuities, institutional products and variable products. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums and new premiums/deposits to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

Our results of operations for the three and nine months ended September 30, 2006 include the results of operations of American Mayflower Life Insurance Company of New York (“AML”). As described in note 1 in our “—Notes to Condensed Consolidated Financial Statements,” for periods beginning after December 31, 2006, AML is not included in the results of operations.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following is a summary of net income for the periods indicated:

(Amounts in millions)	Three months ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
Revenues:
Premiums	$271.7	$290.9	$(19.2)	(6.6)%
Net investment income	322.5	274.1	48.4	17.7%
Net investment gains (losses)	(16.3)	(1.4)	(14.9)	NM (1)
Policy fees and other income	122.5	81.6	40.9	50.1%

Total revenues	700.4	645.2	55.2	8.6%

Benefits and expenses:
Benefits and other changes in policy reserves	275.3	275.7	(0.4)	(0.1)%
Interest credited	138.0	124.1	13.9	11.2%
Acquisition and operating expenses, net of deferrals	67.3	72.8	(5.5)	(7.6)%
Amortization of deferred acquisition costs and intangibles	37.1	4.2	32.9	NM (1)
Interest expense	57.1	33.3	23.8	71.5%

Total benefits and expenses	574.8	510.1	64.7	12.7%

Income before income taxes and equity in net income of unconsolidated subsidiary	125.6	135.1	(9.5)	(7.0)%
Provision for income taxes	16.9	43.1	(26.2)	(60.8)%

Income before equity in net income of unconsolidated subsidiary	108.7	92.0	16.7	18.2%
Equity in net income of unconsolidated subsidiary	5.7	—	5.7	NM (1)

Net income	$114.4	$92.0	$22.4	24.3%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on individual life insurance, Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Premiums related to AML were $7.2 million for the three months ended September 30, 2006.

•

Our Protection segment increased $2.8 million driven largely by in-force growth from new sales and renewal premiums in term life insurance, partially offset by a decrease in Medicare supplement insurance as lapses exceeded new sales.

•

Our Retirement Income and Institutional segment decreased $14.8 million primarily as a result of lower life-contingent single premium immediate annuity sales primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

Net investment income. Net investment income represents the income earned on our investments.

•	Net investment income related to AML was $11.5 million for the three months ended September 30, 2006.

•

Our Protection segment increased $36.7 million mainly due to growth of the in-force block and an increase in securities purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves and higher investment income from limited partnerships. Beginning in 2007, we began allocating income from limited partnerships from our Corporate and Other activities to our operating segments.

•

Our Retirement Income and Institutional segment increased $26.4 million mainly as a result of an increase in assets under management from sales of our FABNs. Also contributing to the increase was higher investment income from limited partnership investments previously reported in our Corporate and Other activities.

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

•	Policy fees and other income related to AML were $0.3 million for the three months ended September 30, 2006.

•

Our Protection segment increased $25.9 million largely attributable to an unfavorable $10.4 million adjustment in unearned revenue in universal life insurance in the prior year and a favorable reinsurance adjustment of $7.8 million in the current year.

•	Our Retirement Income and Institutional segment increased $15.3 million from increased assets under management from continued sales of our variable annuities, primarily our Income Distribution Series.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life insurance, Medicare supplement insurance and structured settlements and single premium immediate annuities with life contingencies.

•	Benefits and other changes in policy reserves related to AML were $7.4 million for the three months ended September 30, 2006.

•

Our Protection segment increased $23.9 million principally driven by growth of our term life insurance in-force block, higher mortality in term life insurance compared to the prior year and a reclassification to acquisition and operating expenses related to commission deferrals in the current year. Partially offsetting this increase was a decrease in Medicare supplement insurance as lapses exceeded new sales.

•	Our Retirement Income and Institutional segment decreased $16.9 million mainly resulting from lower life-contingent single premium immediate annuity sales primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities. Also contributing to the decrease were higher terminations in deferred annuities.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Interest credited related to AML was $4.0 million for the three months ended September 30, 2006.

•	Our Protection segment increased $1.9 million mainly as a result of growth in assets under management in universal life insurance.

•

Our Retirement Income and Institutional segment increased $16.0 million primarily from higher assets under management in our institutional business as our floating rate FABN portfolio increased, partially offset by scheduled maturities in our GIC portfolio.

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

•	Acquisition and operating expenses, net of deferrals, related to AML were $0.8 million for the three months ended September 30, 2006.

•	Our Protection segment decreased $3.4 million primarily due to a reclassification from benefits and other changes in reserves related to commission deferrals in the current year.

•	Our Retirement Income and Institutional segment increased $2.1 million attributable to an increase in variable annuities from growth in assets under management.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consist primarily of the amortization of acquisition costs that are capitalized, present value of future profits, capitalized software and goodwill impairments.

•	Amortization of deferred acquisition costs and intangibles related to AML was $0.5 million for the three months ended September 30, 2006.

•

Our Protection segment increased $29.9 million primarily from growth in the term and universal life insurance in-force blocks and higher post-level term life insurance lapses. The prior year included favorable adjustments to universal life insurance of $6.0 million due to an unearned revenue adjustment and $6.7 million associated with unlocking of estimated gross profit assumptions. Partially offsetting these increases was a decrease of $5.7 million from an unlocking of estimated gross profit assumptions in universal life insurance in the current year.

•	Our Retirement Income and Institutional segment increased $3.5 million from an increase in variable annuities, particularly the Income Distribution Series, from growth in assets under management.

Interest expense. Interest expense increased mainly as a result of the issuances of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations.

Provision for income taxes. The effective tax rate decreased to 13.5% for the three months ended September 30, 2007 from 31.9% for the three months ended September 30, 2006. This decrease in the effective tax rate was primarily attributable to favorable examination developments and a change in estimate related to the prior year tax provision.

Net income. Excluding a $3.9 million decrease related to AML, the increase in net income was largely the result of a decrease in the provision for income taxes as discussed above. Also contributing to the increase was growth in assets under management, partially offset by an increase in net investment losses. Additionally, there was $5.7 million for the three months ended September 30, 2007 from equity in net income of Genworth Life Insurance Company of New York (“GLICNY”).

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following is a summary of net income for the periods indicated:

(Amounts in millions)	Nine months ended September 30,		Increase (decrease) and percentage change
	2007	2006	2007 vs. 2006
Revenues:
Premiums	$786.2	$846.7	$(60.5)	(7.1)%
Net investment income	895.0	810.5	84.5	10.4%
Net investment gains (losses)	(34.4)	(10.2)	(24.2)	NM (1)
Policy fees and other income	358.8	278.7	80.1	28.7%

Total revenues	2,005.6	1,925.7	79.9	4.1%

Benefits and expenses:
Benefits and other changes in policy reserves	802.2	827.6	(25.4)	(3.1)%
Interest credited	402.6	362.5	40.1	11.1%
Acquisition and operating expenses, net of deferrals	168.8	174.7	(5.9)	(3.4)%
Amortization of deferred acquisition costs and intangibles	119.4	74.5	44.9	60.3%
Interest expense	148.2	92.4	55.8	60.4%

Total benefits and expenses	1,641.2	1,531.7	109.5	7.1%

Income before income taxes and equity in net income of unconsolidated subsidiary	364.4	394.0	(29.6)	(7.5)%
Provision for income taxes	95.2	132.4	(37.2)	(28.1)%

Income before equity in net income of unconsolidated subsidiary	269.2	261.6	7.6	2.9%
Equity in net income of unconsolidated subsidiary	15.2	—	15.2	NM (1)

Net income	$284.4	$261.6	$22.8	8.7%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•	Premiums related to AML were $30.6 million for the nine months ended September 30, 2006.

•

Our Protection segment increased $24.0 million driven largely by in-force growth from new sales and renewal premiums in term life insurance, partially offset by a decrease in Medicare supplement insurance as lapses exceeded new sales.

•

Our Retirement Income and Institutional segment decreased $53.9 million as a result of lower life-contingent single premium immediate annuity sales primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

Net investment income

•	Net investment income related to AML was $34.2 million for the nine months ended September 30, 2006.

•

Our Protection segment increased $76.7 million mainly from higher average invested assets attributable to an increase in assets purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves and growth in the in-force block. Also contributing to the increase was higher investment income from limited partnership investments previously reported in our Corporate and Other activities.

•

Our Retirement Income and Institutional segment increased $65.5 million mainly as a result of an increase in assets under management from sales of our FABNs. Also contributing to the increase was higher investment income from limited partnership investments previously reported in our Corporate and Other activities.

•

Our Corporate and Other activities decreased $23.5 million primarily due to lower income from limited partnership investments. In the current year, limited partnership income was allocated to our segments, whereas it had previously been reported in Corporate and Other activities.

Net investment gains (losses). For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income

•	Policy fees and other income related to AML were $1.8 million for the nine months ended September 30, 2006.

•

Our Protection segment increased $42.8 million primarily driven by increased sales of universal life insurance. Also contributing to the increase was an unfavorable adjustment of $10.4 million in unearned revenue in the prior year.

•

Our Retirement Income and Institutional segment increased $38.9 million attributable to increased assets under management from sales of our variable annuities, primarily our Income Distribution Series.

Benefits and other changes in policy reserves

•	Benefits and other changes in policy reserves related to AML were $31.3 million for the nine months ended September 30, 2006.

•

Our Protection segment increased $59.2 million principally attributable to growth of our term life insurance in-force block, higher mortality in term life insurance compared to the prior year and a reclassification to acquisition and operating expenses related to commission deferrals in the current year. Partially offsetting this increase was a decrease in Medicare supplement insurance as lapses exceeded new sales.

•

Our Retirement Income and Institutional segment decreased $53.3 million resulting from lower life-contingent single premium immediate annuity sales primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

Interest credited

•	Interest credited related to AML was $12.0 million for the nine months ended September 30, 2006.

•	Our Protection segment increased $5.1 million primarily as a result of increased assets under management in universal life insurance.

•

Our Retirement Income and Institutional segment increased $47.0 million principally from higher assets under management in our institutional business as our floating rate FABN portfolio increased, partially offset by scheduled maturities in our GIC portfolio.

Acquisition and operating expenses, net of deferrals

•	Acquisition and operating expenses, net of deferrals, related to AML were $1.4 million for the nine months ended September 30, 2006.

•	Our Protection segment decreased $11.0 million primarily due to a reclassification from benefits and other changes in reserves related to commission deferrals in the current year.

•	Our Retirement Income and Institutional segment increased $10.1 million attributable to an increase in variable annuities from growth in assets under management.

Amortization of deferred acquisition costs and intangibles

•	Amortization of deferred acquisition costs and intangibles related to AML was $0.5 million for the nine months ended September 30, 2006.

•

Our Protection segment increased $38.6 million primarily from growth in the term and universal life insurance in-force blocks, less favorable persistency and post-level term life insurance lapses. The prior year included favorable adjustments to universal life insurance of $6.0 million due to an unearned revenue adjustment and $6.7 million associated with unlocking of estimated gross profit assumptions. Partially offsetting these increases was a decrease of $5.7 million from an unlocking of estimated gross profit assumptions in universal life insurance in the current year.

•	Our Retirement Income and Institutional segment increased $6.8 million principally from an increase in our variable annuities, particularly the Income Distribution Series.

Interest expense. Interest expense increased mainly as a result of the issuances of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations.

Provision for income taxes. The effective tax rate decreased to 26.1% for the nine months ended September 30, 2007 from 33.6% for the nine months ended September 30, 2006. This decrease in the effective tax rate was primarily attributable to favorable examination developments and a change in estimate related to the prior year tax provision.

Net income. Excluding a $13.4 million decrease related to AML, the increase in net income was largely the result of a decrease in the provision for income taxes as discussed above. Also contributing to the increase was growth in assets under management, partially offset by an increase in net investment losses. Additionally, there was $15.2 million for the nine months ended September 30, 2007 from equity in net income of GLICNY.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2007		2006		2007 vs. 2006
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	6.2%	$240.0	6.0%	$216.4	0.2%	$23.6
Commercial mortgage loans	6.4%	46.1	6.4%	46.8	—%	(0.7)
Equity securities	1.5%	0.1	2.5%	0.1	(1.0)%	—
Other invested assets	6.8%	35.2	2.7%	8.6	4.1%	26.6
Policy loans	6.2%	7.1	6.0%	7.1	0.2%	—

Gross investment income before expenses and fees	6.3%	328.5	5.7%	279.0	0.6%	49.5
Expenses and fees	(0.1)%	(6.0)	(0.1)%	(4.9)	—%	(1.1)

Net investment income	6.2%	$322.5	5.6%	$274.1	0.6%	$48.4

	Nine months ended September 30,				Increase (decrease)
	2007		2006		2007 vs. 2006
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturities—taxable	6.1%	$696.7	6.0%	$632.4	0.1%	$64.3
Commercial mortgage loans	6.3%	136.1	6.5%	137.3	(0.2)%	(1.2)
Equity securities	1.8%	0.4	2.3%	0.4	(0.5)%	—
Other invested assets	4.4%	59.7	3.6%	32.2	0.8%	27.5
Policy loans	5.9%	20.8	6.4%	22.7	(0.5)%	(1.9)

Gross investment income before expenses and fees	5.9%	913.7	5.9%	825.0	—%	88.7
Expenses and fees	(0.1)%	(18.7)	(0.1)%	(14.5)	—%	(4.2)

Net investment income	5.8%	$895.0	5.8%	$810.5	—%	$84.5

Yields for fixed maturities and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other invested assets, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended September 30, 2007, the increase in overall investment yields was primarily attributable to an increase in limited partnership income.

For the nine months ended September 30, 2007, the overall investment yields were unchanged, due to an increased distribution of limited partnership income which offsets an increase in other invested assets that have a lower yield than the overall portfolio.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2007	2006	2007	2006
Available-for-sale securities:
Realized gains on sale	$0.5	$1.9	$5.1	$10.4
Realized losses on sale	(9.7)	(2.6)	(28.9)	(18.7)
Impairments	(3.3)	(0.5)	(3.4)	(0.5)
Commercial mortgage loan loss reserve	(0.5)	—	(1.6)	—
Net unrealized gains (losses) on trading securities	(0.3)	0.2	0.8	(0.8)
Derivatives and other	(3.0)	(0.4)	(6.4)	(0.6)

Net investment gains (losses)	$(16.3)	$(1.4)	$(34.4)	$(10.2)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

•

For the three months ended September 30, 2007, net investment losses increased principally from an increase in interest rate related losses on the disposition of available-for-sale securities from opportunistic portfolio repositioning activities and impairments from credit-related events.

•

The aggregate fair value of securities sold at a loss during the three months ended September 30, 2007 and 2006 was $468.4 million and $89.8 million, respectively, which was 97.5% and 97.2% of book value, respectively.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

•

For the nine months ended September 30, 2007, net investment losses increased principally from an increase in interest rate related losses on the disposition of available-for-sale securities from opportunistic portfolio repositioning activities and impairments from credit-related events, as compared to the prior year.

•

The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2007 and 2006 was $1,250.6 million and $737.1 million, respectively, which was approximately 97.6% and 97.5% of book value, respectively.

Derivative instruments primarily consist of changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2007		December 31, 2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturities, available-for-sale (1):
Public	$9,318.2	45.0%	$9,643.7	46.9%
Private	6,051.1	29.2%	6,319.0	30.7%
Commercial mortgage loans	2,881.6	13.9%	2,917.1	14.2%
Other invested assets	1,340.2	6.5%	740.2	3.6%
Policy loans	462.6	2.3%	486.7	2.4%
Equity securities, available-for-sale	37.7	0.2%	35.8	0.2%
Cash and cash equivalents	605.1	2.9%	423.8	2.0%

Total cash, cash equivalents and invested assets	$20,696.5	100.0%	$20,566.3	100.0%

(1)

We had $2,287.3 million of residential mortgage-backed and asset-backed securities included in fixed maturities, of which $1,044.1 million were investment grade securities collateralized by sub-prime residential mortgage loans and $627.1 million were investment grade securities collateralized by Alt-A residential mortgage loans as of September 30, 2007.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

Fixed maturities

Our portfolio of fixed maturity securities is comprised primarily of investment grade registered securities that are actively traded in the financial markets where estimates of fair values are readily obtained from leading independent pricing services. For our less liquid securities, such as our privately placed securities, we utilize third-party asset managers to employ alternative valuation methods commonly used in the financial services industry to estimate fair value.

Security pricing is applied using a hierarchy, or “waterfall,” approach whereby valuations are first sought from industry-leading independent pricing services. Because many fixed income securities do not trade on a daily basis, the independent pricing services apply available information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, broker quotes and matrix pricing to prepare evaluations. The independent pricing services’ teams of evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing models. Additionally, the independent pricing services perform extensive back-testing procedures to validate and/or refine models as conditions warrant. The independent pricing services also monitor market indicators, industry and economic events as triggers to obtain additional data.

Remaining un-priced securities are submitted by our third-party asset managers to brokers for valuations. For securities that are not priced by the independent pricing services or broker quotes, our third-party asset managers estimate values using their internally developed pricing matrix models. The pricing matrix begins with current treasury rates and uses credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry or issuer-specific credit characteristics and the security’s time to maturity, if warranted.

The following table sets forth the fair value of our fixed maturities portfolio by pricing source as of the date indicated:

	September 30, 2007
(Amounts in millions)	Estimated fair value	% of total
Priced via independent pricing services	$11,412.4	74.3%
Priced via broker expectations	1,058.1	6.9
Priced via internally developed matrices.	2,881.0	18.7
Priced via other methods	17.8	0.1

Total fixed maturities	$15,369.3	100.0%

Our fixed maturity portfolio includes residential mortgage-backed and asset-backed securities collateralized by sub-prime and Alt-A residential mortgage loans. The following table sets forth the fair value of these sub-prime and Alt-A residential mortgage-backed securities by pricing source as of the date indicated:

	September 30, 2007
(Amounts in millions)	Estimated fair value	% of total
Priced via independent pricing services	$1,571.5	94.0%
Priced via broker expectations	97.6	5.8
Priced via other methods	2.1	0.2

Total sub-prime and Alt-A residential mortgage-backed securities	$1,671.2	100.0%

As of September 30, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturities and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturities:
U.S. government, agencies and government sponsored entities	$178.1	$11.3	$(0.3)	$189.1
Government—non U.S.	295.9	26.0	(1.6)	320.3
U.S. corporate	6,836.8	94.2	(157.9)	6,773.1
Corporate—non U.S.	1,854.5	12.3	(48.2)	1,818.6
Mortgage and asset-backed	6,476.6	20.2	(228.6)	6,268.2

Total fixed maturities	15,641.9	164.0	(436.6)	15,369.3
Equity securities	31.4	6.7	(0.4)	37.7

Total available-for-sale securities	$15,673.3	$170.7	$(437.0)	$15,407.0

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

Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2006 through September 30, 2007 were primarily a result of widening spreads during the third quarter of 2007, particularly in mortgage-backed and asset-backed securities attributable to marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans.

As of September 30, 2007, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$684.5	$—	$(14.2)	$670.3
AA	264.1	—	(41.3)	222.8

Subtotal	948.6	—	(55.5)	893.1
A	208.3	—	(60.6)	147.7
BBB	3.7	—	(0.4)	3.3

Total sub-prime residential mortgage-backed securities	$1,160.6	$—	$(116.5)	$1,044.1

Our sub-prime securities were principally backed by first lien mortgages. We do not have a significant exposure to second liens or option adjustable rate mortgages. We do not have any exposure to mezzanine collateralized debt obligations (“CDO”), interest margin deals, highly leveraged transactions or CDO-squared investments.

As of September 30, 2007, the amortized cost or cost, gross unrealized gains (losses), and estimated fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$455.1	$0.5	$(8.8)	$446.8
AA	128.8	0.6	(6.2)	123.2

Subtotal	583.9	1.1	(15.0)	570.0
A	51.5	—	(5.3)	46.2
BBB	13.9	—	(3.1)	10.8
B	0.1	—	—	0.1

Total Alt-A residential mortgage-backed securities	$649.4	$1.1	$(23.4)	$627.1

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of September 30, 2007 were primarily a result of widening spreads during the third quarter of 2007 as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. As of September 30, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2007:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturities:
U.S. government, agencies and government sponsored entities	$13.1	$(0.1)	3	$9.3	$(0.2)	7
Government-non U.S.	34.2	(1.6)	20	—	—	—
U.S. corporate	2,239.0	(76.1)	344	1,499.5	(81.8)	287
Corporate-non U.S.	718.8	(21.9)	105	466.1	(26.3)	81
Asset-backed	2,487.4	(117.9)	303	692.2	(28.0)	79
Mortgage-backed	1,751.1	(53.4)	317	415.7	(29.3)	115

Subtotal, fixed maturities	7,243.6	(271.0)	1,092	3,082.8	(165.6)	569
Equity securities	—	—	—	0.7	(0.4)	3

Total temporarily impaired securities	$7,243.6	$(271.0)	1,092	$3,083.5	$(166.0)	572

% Below cost-fixed maturities:
<20% Below cost	$7,067.3	$(198.9)	1,042	$3,024.8	$(144.3)	547
20-50% Below cost	175.5	(71.3)	49	55.9	(18.9)	21
>50% Below cost	0.8	(0.8)	1	2.1	(2.4)	1

Total fixed maturities	7,243.6	(271.0)	1,092	3,082.8	(165.6)	569

% Below cost-equity securities:
<20% Below cost	—	—	—	0.7	(0.2)	2
>50% Below cost	—	—	—	—	(0.2)	1

Total equity securities	—	—	—	0.7	(0.4)	3

Total temporarily impaired securities	$7,243.6	$(271.0)	1,092	$3,083.5	$(166.0)	572

Investment grade	$6,978.9	$(261.5)	1,014	$2,975.7	$(153.4)	531
Below investment grade	264.7	(9.5)	78	107.7	(12.4)	38
Not rated	—	—	—	0.1	(0.2)	3

Total temporarily impaired securities	$7,243.6	$(271.0)	1,092	$3,083.5	$(166.0)	572

The investment securities in an unrealized loss position as of September 30, 2007, consisted of 1,664 securities accounting for unrealized losses of $437.0 million. Of these unrealized losses, 94.9% were investment grade (rated AAA through BBB-) and 78.6% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during the third quarter of 2007, particularly in our sub-prime and Alt-A residential mortgage and asset-backed securities. Of the investment securities in an unrealized loss position for twelve months or more as of September 30, 2007, ten securities were 20% or more below cost and below investment grade (rate BB+ and below). These securities accounted for unrealized losses of $7.5 million.

As of September 30, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2007. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2007		December 31, 2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Restricted other invested assets	$418.3	31.2%	$429.8	58.1%
Investment in unconsolidated subsidiary	344.2	25.7	—	—
Limited partnerships	248.5	18.5	103.0	13.9
Securities lending	159.2	11.9	84.9	11.5
Trading securities	66.0	4.9	62.3	8.4
Derivatives	101.2	7.6	45.3	6.1
Short-term investments	—	—	12.0	1.6
Other investments	2.8	0.2	2.9	0.4

Total other invested assets	$1,340.2	100.0%	$740.2	100.0%

The increase in other invested assets was primarily driven by our 34.5% investment in GLICNY. The increase in securities lending was driven by the expansion of our program in 2007, derivatives increased due to hedges in our FABNs and the acquisition of options to hedge risk embedded in certain products within our Retirement Income and Institutional segment and limited partnerships increased primarily due to capital calls.

Derivatives

The fair value of derivative instruments, including interest rate swaps, equity index options, a limited guarantee and financial futures, is based upon either independent market quotations or pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	September 30, 2007		December 31, 2006
(Amounts in millions)	Notional value	Estimated fair value	Notional value	Estimated fair value
Interest rate swaps	$2,134.8	$15.5	$1,303.1	$7.4
Equity index options	666.7	61.7	271.9	16.4
Limited guarantee	250.0	13.1	250.0	15.1
Financial futures	69.7	—	18.5	—

Total derivatives	$3,121.2	$90.3	$1,843.5	$38.9

As of September 30, 2007 and December 31, 2006, the fair value of derivatives in a gain position and recorded in other invested assets was $101.2 million and $45.3 million, respectively, and the fair value of derivatives in a loss position and recorded in other liabilities was $10.9 million and $6.4 million, respectively.

As of September 30, 2007 and December 31, 2006, Genworth provided a limited guarantee to Rivermont I, which is accounted for as a derivative under SFAS No. 133 and carried at fair value.

For the nine months ended September 30, 2007, we entered into $831.7 million of interest rate swaps to swap fixed rate assets or liabilities into floating rate assets or liabilities. These swaps are hedging risks in our Retirement Income and Institutional segment. In addition, we entered into $394.8 million of equity index options and $51.2 million in futures to hedge risk embedded in certain products within our Retirement Income and Institutional segment.

Consolidated Balance Sheets

Our consolidated balance sheet for the year ended December 31, 2006 included the financial position of AML. As described in note 1 in our “—Notes to Condensed Consolidated Financial Statements,” for periods beginning after December 31, 2006, AML is not included in the consolidated balance sheet.

Total assets. Total assets increased $1,225.6 million, or 2.8%, to $45,729.6 million as of September 30, 2007 from $44,504.0 million as of December 31, 2006.

•	Assets decreased $1,377.2 million related to the transfer of AML.

•

Cash, cash equivalents and invested assets increased $1,029.5 million primarily due to cash generated from operating activities, our 34.5% investment in GLICNY and an increase in other invested assets.

•	Deferred acquisition costs increased $292.0 million associated with the growth of our insurance in-force in term life insurance and variable annuities, primarily our Income Distribution Series.

•	Reinsurance recoverable decreased $281.2 million primarily due to runoff of our ceded variable annuity and structured settlement blocks.

•	Separate account assets increased $1,514.0 million related to net flows and favorable market performance of the underlying securities.

Total liabilities. Total liabilities increased $1,220.3 million, or 3.0%, to $41,280.6 million as of September 30, 2007 from $40,060.3 million as of December 31, 2006.

•	Liabilities decreased $1,091.2 million related to the transfer of AML.

•

Our policyholder-related liabilities decreased $139.8 million due to scheduled GIC maturities, runoff of deferred annuities and structured settlements, the general account portion of a reinsured block of variable annuities and a reinsured block of term and universal life reserves. Partially offsetting these decreases was an increase in FABNs driven by increased sales.

•	Non-recourse funding obligations increased $790.0 million from issuances during 2007.

•	Separate account liabilities increased $1,514.0 million related to net flows and favorable market performance of the underlying securities.

Stockholders’ equity. Stockholders’ equity increased $5.3 million, or 0.1%, to $4,449.0 million as of September 30, 2007 from $4,443.7 million as of December 31, 2006.

•	The transfer of AML resulted in additional paid-in capital of $46.3 million.

•	Current year net income was $284.4 million.

•	Preferred stock of $110.0 million was redeemed.

•	A $2.5 million preferred stock dividend was declared.

•	Accumulated other comprehensive losses increased $201.8 million primarily driven by an increase in unrealized net investment losses from the current interest rate environment.

•	There was a decrease of $9.3 million for a deemed dividend related to taxes.

Liquidity and Capital Resources

The principal liquidity requirements for our insurance operations are our contractual obligations to contractholders and annuitants. Contractual obligations include payments of claims under outstanding insurance policies and annuities, contract withdrawals and surrender benefits. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. We maintain a master promissory note and committed line with an indirect parent, GNA Corporation (“GNA”), of $500.0 million in total. The master promissory note and committed line provide liquidity to meet normal variation in cash requirements. In addition, the master promissory note is structured to provide us the ability to lend to our indirect parent, GNA, at a comparable short-term investment return. GNA owed us $1.5 million as of September 30, 2007 which was included in other assets in the consolidated balance sheet. As of December 31, 2006, we owed GNA $31.9 million which was included in other liabilities in the consolidated balance sheet.

The following table sets forth our condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2007	2006
Net cash from operating activities	$257.0	$390.4
Net cash from investing activities	(701.7)	(1,864.1)
Net cash from financing activities	626.0	1,616.6

Net increase in cash and cash equivalents	$181.3	$142.9

Cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. Principal sources of cash include sales of our products and services. The decrease in cash flows from operating activities for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily the result of a decrease in other liabilities and policy-related balances associated with timing of settlements.

As an insurance business, we typically generate positive cash flows from operating activities, as premiums and deposits collected from our insurance and investment products exceed policy acquisition costs, benefits paid and redemptions. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Accordingly, in analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities.

Changes in cash from investing activities for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, was principally the result of a decrease in purchases of investments related to the issuances of $650.0 million of FABNs in the nine months ended September 30, 2007 compared to $1,450.0 million of FABNs in the nine months ended September 30, 2006.

Changes in cash from financing activities primarily relate to the issuance and redemption of investment contracts, issuance of non-recourse funding obligations and dividends to our stockholders. Our investment contracts decreased by $49.6 million in 2007 as compared to an increase of $556.5 million in 2006. The decrease was largely driven by the issuance of FABNs in 2006. Also contributing to the decrease in cash from financing activities was a decrease in the issuance of non-recourse funding obligations in the nine months of 2007 compared to the nine months of 2006 of $260.0 million. Additionally, we redeemed the remaining $110.0 million of preferred stock and paid $2.5 million of cash dividends to our preferred stockholder in 2007.

As of September 30, 2007, we had approximately $200.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. One of our funding agreements contained “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. The funding agreement had a carrying value of $50.0 million as of September 30, 2007, and had put option features of 180 days.

During 2005, we transferred investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities was $418.3 million and $429.8 million as of September 30, 2007 and December 31, 2006, respectively.

As of September 30, 2007, we had approximately $918.3 million of GICs. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years. These contracts provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

Insurance companies are restricted by various state insurance laws as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits are deemed extraordinary and require formal state insurance department approval. We are able to pay $471.3 million in dividends in 2007 without obtaining regulatory approval.

Our Retirement Income and Institutional segment previously issued a combined $3,400.0 million of FABNs and funding agreements, of which $550.0 million offer contractholders the option to make periodic elections to extend the maturity date of the contract. The credit market conditions during the third quarter of 2007 made these types of institutional products less attractive compared to alternative products offering higher yields with more liquidity. Additionally, during this same time period, certain contractholders did not extend the maturity on approximately $415.0 million of outstanding notes, all of which mature over the next twelve months.

Capital resources and financing activities

As of September 30, 2007 and December 31, 2006, there were $3.6 billion and $2.8 billion, respectively, of non-recourse funding obligations outstanding. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements.

In April 2007, River Lake Insurance Company IV Limited, a Bermuda long-term insurance company wholly-owned by the Company, issued $500.0 million in aggregate principal amount of floating rate guaranteed notes due 2028 and $40.0 million in aggregate principal amount of floating rate subordinated notes due 2028. In June 2007, River Lake Insurance Company II, a special purpose financial captive insurance company wholly-owned by the Company, issued $250.0 million in aggregate principal amount of floating rate surplus notes due 2035. See note 5 in our “—Notes to Condensed Consolidated Financial Statements” for additional information. In August 2007, approximately $1.7 billion of our non-recourse funding obligations reset to the current maximum contractual rate.

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

The credit market conditions during the third quarter of 2007 made these types of institutional products less attractive compared to alternative products offering higher yields with more liquidity. Additionally, during this same time period, certain contractholders did not extend the maturity on approximately $415.0 million of outstanding notes, all of which mature over the next twelve months.

Other than these transactions, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2006 Annual Report on Form 10-K and our Current Report on Form 8-K filed on March 12, 2007 (reflecting the mergers of FHL and FCL into GLAIC).

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of September 30, 2007 and December 31, 2006 were $204.5 million and $303.7 million, respectively.

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

During the third quarter of 2007, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes, mainly the result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A mortgage loan collateral underlying residential mortgage-backed securities. See “—Business trends and conditions” and “—Investment and Derivative Instruments” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Item 1A. Risk Factors” for further discussion of the current market conditions.

There were no other material changes in these risks since December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2007

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our 2006 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007. In addition, there were no new material legal proceedings during the quarter.

We cannot ensure that the previously identified investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2006 Annual Report on Form 10-K and in our Current Report on Form 8-K filed on March 12, 2007 (reflecting the mergers of FHL and FCL into GLAIC), which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. Other than the risk factor below, there have been no material changes to the risk factors set forth in the above-referenced filings as of September 30, 2007.

Downturns and volatility in credit markets could adversely affect our business and profitability.

Significant downturns and volatility in the credit markets could have an adverse effect on our financial condition and results of operations by reducing our profitability in three principal ways. First, issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments. As of September 30, 2007 and December 31, 2006, we had fixed maturities in or near default (where the issuer has missed payment of principal or interest or entered bankruptcy) with a fair value of $4.3 million and $7.4 million, respectively.

Second, downturns and volatility in credit markets can have an adverse effect on our ability to efficiently access the capital markets for financing purposes, and efficiently access the capital markets for capital management purposes including the issuance of fixed and floating rate non-recourse funding obligations for purposes of supporting our term and universal life insurance products. Downturns and volatility in the credit markets can result in lower profitability due to higher financing costs related to both our financing and capital management activities.

Third, downturns and volatility in credit markets may encourage investors in certain of our institutional products, such as FABNs and funding agreements, not to exercise their option to extend underlying maturity dates in favor of investment alternatives offering higher returns or different liquidity features. Because we earn a spread between interest earned and interest credited on these institutional products under management, the failure of investors in these products to extend the underlying maturity dates could reduce our revenues and profitability by reducing institutional product liabilities we manage. In addition, the earlier-than-anticipated maturity of these institutional funds on deposit may cause us to liquidate underlying investments earlier than anticipated, which could result in investment losses, depending on market conditions at the time.

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
Date: October 29, 2007

	By:	/s/ DENNIS R. VIGNEAU
Dennis R. Vigneau Senior Vice President—Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)