Form 10-K
period 2007-12-31
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2008-02-28
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

At February 28, 2008, 25,651 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000.00 per share were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at February 28, 2008.   None.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors, including the items identified under “Item 1A—Risk Factors.”

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires, the “Company,” “GLAIC,” “we,” “us” or “our” refer to Genworth Life and Annuity Insurance Company and its subsidiaries.

Item 1. Business

Overview

Genworth Life and Annuity Insurance Company is a stock life insurance company operating under a charter granted by the Commonwealth of Virginia on March 21, 1871 as The Life Insurance Company of Virginia. An affiliate of our former ultimate parent company acquired us on April 1, 1996 and ultimately contributed the majority of the outstanding common stock to Genworth Life Insurance Company (“GLIC”).

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

Our principal offices are located at 6610 West Broad Street, Richmond, Virginia 23230.

On January 1, 2007, Federal Home Life Insurance Company (“FHL”) and First Colony Life Insurance Company (“FCL”) merged with and into GLAIC. GLAIC was the surviving entity. FHL and FCL were both stock life insurance companies operating under charters granted by the Commonwealth of Virginia and both were affiliates of the Company. We received regulatory approval from the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia for these mergers. The accompanying financial information has been presented as if the mergers had been effective for all periods and were accounted for as a pooling of interests for entities under common control as the Company, FHL and FCL were all wholly-owned subsidiaries of Genworth.

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

We are one of a number of subsidiaries of Genworth, a leading financial security company dedicated to providing insurance, investment and financial solutions that help meet the homeownership, life security, wealth management and retirement security needs of more than 15 million customers, with a presence in more than 25 countries. We have two operating segments: (1) Protection and (2) Retirement Income and Institutional.

•	Protection. We offer customers life insurance, including term and universal, and Medicare supplement insurance.

•

Retirement Income and Institutional. We offer customers a variety of wealth accumulation, income distribution and institutional products. Wealth accumulation and income distribution products principally include fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans and variable life insurance. Institutional products include funding agreements backing notes (“FABNs”), funding agreements and guaranteed investment contracts (“GICs”).

We also have Corporate and Other activities which include income and expenses not allocated to the segments.

On a consolidated basis, we had $4,286.4 million of total stockholders’ equity and $45,977.1 million of total assets as of December 31, 2007. For the year ended December 31, 2007, our revenues were $2,653.3 million and net income was $323.7 million. Our financial strength ratings were “AA-” (Very Strong) from Standard and Poor’s (“S&P”), “Aa3” (Excellent) from Moody’s, “A+” (Superior) from A.M. Best and “AA-” (Very Strong) from Fitch.

Market Environment and Opportunities

We believe we are well positioned to benefit from significant demographic, governmental and market trends, including the following:

•

Aging U.S. population with growing retirement income needs. In the U.S., the percentage of the population aged 55 or older is expected to increase from approximately 22%, or 65 million, in 2004 to more than 29%, or 97 million, by 2020 according to the U.S. Census Bureau. Life expectancy has risen to 75.0 years for men and 79.7 years for women, according to the U.S. Social Security Administration, and further increases are projected. For a married couple, each aged 65, there is a 50% likelihood that one will survive to age 91 and a 25% chance one will survive to 95, according to Society of Actuaries tables. Meanwhile, fewer companies are offering defined benefit plans than in the past, and the U.S. Social Security Administration in 2006 projected that its reserves could be exhausted by 2040, potentially creating the need for individuals to identify alternate sources of retirement income. Additionally, U.S. savings rates overall are at historic lows. We believe these trends will increase demand for wealth accumulation offerings, income distribution and liquidity solutions as part of a responsible financial plan.

•

Growing lifestyle protection gap. The aging U.S. population, coupled with other factors such as the decline in defined benefit plans in the U.S., is creating a significant life and retirement security gap for many individuals. A growing number of individuals have insufficient resources, including insurance coverage, to ensure that assets and income will be adequate to support desired lifestyles now and in the future. Declining savings rates, rising healthcare and nursing care costs and shifting burdens for funding protection needs from governments and employers to individuals, are contributing to this gap. Many individuals are facing increased personal debt levels, with limited or no resources to manage against unforeseen events. We expect these trends to drive increased demand for life and accident and health insurance we offer, as well as for our asset accumulation and income distribution offerings.

Competitive Strengths

We believe the following competitive strengths will enable us to capitalize on opportunities in our targeted markets:

•

Leading positions in diversified targeted markets. We believe our leading positions in certain products within our life insurance and retirement income businesses provide us with a strong and differentiated base of business that enables us to compete effectively in these markets as they grow.

•

Product innovation. We continue to innovate and offer a breadth of products that meet the needs of consumers at various stages of their lives. We believe these products are positioned to benefit from current trends among distributors to limit the number of insurers with which they maintain relationships to those with the highest value-added product. We strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings.

•

Extensive, multi-channel distribution network. We have extensive distribution reach across a broad network of financial intermediaries, independent producers and dedicated sales specialists. We maintain strong relationships with leading distributors by providing a high level of specialized and differentiated support, technology and service solutions to enhance their sales efforts and targeted educational and support offerings.

•

Innovative capital markets solutions. We believe we are an industry leader in developing capital markets solutions and investment products that allow us to use capital more efficiently and increase our returns, manage risk and support new business models. We were the first company to securitize statutory term life insurance reserves (“XXX securitizations”), and we were again the first company to create a similar solution for statutory universal life insurance reserves (“AXXX securitization”).

•

Technology-enhanced, service-oriented, scalable, low-cost operating platform. We actively manage costs and drive continuous customer service improvement. We use technology to enhance performance by automating key processes to reduce response times and process variations. In addition, we have centralized operations and established scalable, low-cost operating centers in Virginia. We also outsource selected back office support services to a small group of professional service providers in India.

•

Disciplined risk management with strong compliance practices. Risk management and regulatory compliance are critical to our business. We employ comprehensive risk management processes in virtually every aspect of our operations, including product development, underwriting, investment management, asset-liability management and technology development programs.

•

Strong balance sheet and high quality investment portfolio. As part of Genworth, we believe our size, ratings and capital strength provide us with a competitive advantage. We have a diversified, high-quality portfolio with $20,790.1 million of cash, cash equivalents and invested assets as of December 31, 2007. Approximately 94.7% of our fixed maturity securities had ratings equivalent to investment grade and less than 1.0% of our total investment portfolio consisted of equity securities as of December 31, 2007. We conduct active asset-liability management, and we pursue selected portfolio, hedging and capital markets strategies to enhance portfolio returns.

Growth Strategies

Our objective is to increase targeted revenues, grow and protect margins, expand income and enhance returns on equity. We do this by focusing on the following strategies:

•	Capitalize on attractive growth prospects in key markets. We have positioned our product portfolio and distribution relationships to capitalize on attractive growth prospects in our key markets:

Protection. In life insurance, we believe growth will be driven by the significant protection gaps among individuals and families.

Retirement planning and retirement income. We believe growth will be driven by favorable demographic trends and products designed to help customers accumulate assets and convert them into reliable income throughout their retirement years or other desired periods.

•

Further strengthen and extend our distribution channels. We intend to grow distribution by continuing to differentiate in areas where we believe we have distinct competitive advantages. These areas include:

Product and service innovations. Examples include the introduction of a number of products, including a group variable annuity with guaranteed income features and guaranteed withdrawal benefit features to the qualified plan markets (401(k) plans), our registered FABN product for retail investors, new features to our Income Distribution Series of variable annuity products and return of premium term life insurance products. Additional service innovations include programs such as automated underwriting in our life insurance business, dedicated customer service teams and customer care programs supporting wellness.

Collaborative approach to key distributors. Our collaborative approach to key distributors includes our strong support and educational offerings of consultative selling practices, joint business improvement programs and tailored approach to sales intermediaries addressing their unique service needs.

Technology initiatives. These initiatives include proprietary underwriting systems making it easier for distributors to do business with us, improving our term life insurance underwriting speed and accuracy while lowering our operating costs.

•	Enhance returns on capital and increase margins. We employ the following levers to drive higher returns on capital and increase margins. These levers include:

Adding new business at targeted returns and optimizing our business mix. We introduced new products, revised pricing and targeted higher return distribution channels to increase our expected returns. We also exited or placed in runoff certain blocks of business with low returns. As these blocks decrease, we expect to release capital over time to deploy higher-return products and/or businesses.

Targeted use of capital markets. We continue to make progress in using the capital markets to optimize capital efficiency, manage risk and support new business. During 2007, we completed $790.0 million of statutory term life insurance reserve securitizations. In addition, we continue to evaluate capital market opportunities to redeploy capital from lower returning blocks of business.

Operating cost reductions and efficiencies. We focus on reducing our cost base while maintaining strong service levels.

Investment income enhancements. We seek to enhance investment yields by evaluating and gradually repositioning our asset class mix, pursuing additional investment classes, using active management strategies, implementing best in class technology and hiring experienced portfolio management and risk professionals to significantly enhance our flexibility and overall capabilities.

Our Business

Through our Protection and Retirement Income and Institutional segments, we offer various forms of life insurance, Medicare supplement insurance and retirement income and institutional products. Protection products include term and universal life insurance and Medicare supplement insurance. Retirement income focused products include variable annuities, fixed annuities and single premium immediate annuities. We also offer specialized institutional products, including FABNs, funding agreements and GICs.

The following table sets forth financial information regarding our segments as of or for the periods indicated:

	As of or for the years ended December 31,
(Amounts in millions)	2007	2006	2005
Revenues:
Protection	$1,821.2	$1,701.7	$1,524.1
Retirement Income and Institutional	812.1	861.9	886.5
Corporate and Other	20.0	71.5	73.0

Total revenues	$2,653.3	$2,635.1	$2,483.6

Net income:
Protection	$240.4	$279.1	$186.8
Retirement Income and Institutional	64.5	62.5	57.2
Corporate and Other	18.8	18.0	26.6

Total net income	$323.7	$359.6	$270.6

Assets:
Protection	$14,880.0	$14,377.5	$12,670.3
Retirement Income and Institutional	29,456.7	28,846.0	26,528.6
Corporate and Other	1,640.4	1,280.5	1,829.7

Total assets	$45,977.1	$44,504.0	$41,028.6

In addition to measuring revenues, net income and assets in terms of operating performance, management also monitors and reports sales and insurance in-force metrics each period.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refers to: (1) annualized first-year premiums for term life insurance and Medicare supplement insurance; and (2) new and additional premiums/deposits for universal life insurance, fixed annuities, institutional products and variable products. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums and new premiums/deposits to be a measure of our operating performance because they represent a measure of new sales of insurance policies or contracts during a specified period, rather than a measure of our revenues or profitability during that period.

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

Protection

Through our Protection segment, we offer life insurance, including term and universal life, and Medicare supplement insurance.

Life insurance

Our life insurance business markets and sells products that provide a personal financial safety net for individuals and their families. These products provide protection against financial hardship after the death of an insured and may also offer a savings element that can be used to help accumulate funds to meet future financial needs. According to the American Council of Life Insurers, face value of new life insurance coverage sold in the U.S. totaled $2.9 trillion in 2006, and total life insurance coverage in the U.S. was $19.1 trillion as of December 31, 2006.

Products

Our principal life insurance products are term life and universal life. We also have a runoff block of whole life insurance. Term life insurance products provide coverage with guaranteed level premiums for a specified period of time and generally have little or no buildup of cash value. We have been a leading provider of term life insurance for more than two decades, and we are a leader in marketing term life insurance through brokerage general agencies (“BGAs”) in the U.S.

Universal life insurance products are designed to provide permanent protection for the life of the insured, and may include a buildup of cash value that can be used to meet particular financial needs during the policyholder’s lifetime.

Underwriting and pricing

Underwriting and pricing are significant drivers of profitability in our life insurance business, and we have established rigorous underwriting and pricing practices. We retain most of the risk we currently underwrite. We have generally reinsured risks in excess of $1.0 million per life. Beginning January 1, 2007, we increased our retention limit to $5.0 million for new policies. From time-to-time, we may reinsure any risk depending on the pricing terms of available reinsurance. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our experience and other factors.

We price our insurance policies based primarily upon our historical experience. We target individuals in preferred risk categories, which include healthier individuals who generally have family histories that do not present increased mortality risk. We also have significant expertise in evaluating people with health problems and offer appropriately priced coverage based on stringent underwriting criteria.

Distribution

We offer life insurance products through an extensive network of independent BGAs throughout the U.S. and through affluent market producer groups, financial intermediaries and insurance marketing organizations. We believe there are opportunities to expand our sales through each of these and other distribution channels.

Competition

Competition in our life insurance business comes from many sources, including many traditional insurance companies as well as non-traditional providers, such as banks and private equity markets. The life insurance market is highly fragmented, with the top ten term life insurance companies comprising approximately 47% of industry sales, and the top ten universal life insurance companies comprising approximately 46% of industry sales based on LIMRA International data for 2007. Competitors have multiple access points to the market through BGAs, financial institutions, career sales agents, multi-line exclusive agents, e-retail and other life insurance distributors. We operate primarily in the BGA channel and are building out our capabilities in other channels. We believe our competitive advantage in the term life insurance market comes from our long history serving this market, our service excellence, underwriting expertise and capital markets leadership. We are currently building out our universal life insurance product suite to take advantage of increased distributor and consumer demand.

The following table sets forth selected financial information regarding our life insurance products as of or for the periods indicated:

	As of or for the years ended December 31,
(Amounts in millions)	2007	2006	2005
Term life insurance
Net earned premiums	$782.3	$748.1	$635.9
Annualized first-year premiums	70.0	107.3	115.7
Life insurance in-force, net of reinsurance	385,212.9	353,294.0	303,992.4
Life insurance in-force before reinsurance	516,608.7	532,248.2	494,813.5

Universal and whole life insurance
Net earned premiums and deposits	$540.6	$504.4	$373.5
Universal life annualized first-year deposits	43.3	35.2	22.1
Universal life excess deposits	169.0	87.0	38.0
Life insurance in-force, net of reinsurance	40,000.1	39,439.7	38,456.4
Life insurance in-force before reinsurance	46,826.4	47,267.4	47,471.4

Total life insurance
Net earned premiums and deposits	$1,322.9	$1,252.5	$1,009.4
Annualized first-year premiums	70.0	107.3	115.7
Annualized first-year deposits	43.3	35.2	22.1
Excess deposits	169.0	87.0	38.0
Life insurance in-force, net of reinsurance	425,213.0	392,733.7	342,448.8
Life insurance in-force before reinsurance	563,435.1	579,515.6	542,284.9

Accident and health insurance

Products

The primary product in this line is Medicare supplement insurance. Our Medicare supplement insurance provides coverage for Medicare-qualified expenses that are not covered by Medicare because of applicable deductibles or maximum limits.

Underwriting and pricing

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

Distribution

These products are sold to individuals through dedicated sales specialists as well as selected independent distributors.

Competition

In addition to competing with other insurance companies, we also compete with non-insurance alternatives to funding including government programs such as Medicaid designed for the impoverished, continuing care retirement communities and reliance on family members to provide for care. Our product competes by providing peace of mind and independence to our policyholder and effectively reducing the family burden associated with other care alternatives.

The following table sets forth selected financial information regarding our accident and health insurance for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2007	2006	2005
Net earned premiums	$87.1	$103.0	$109.2
Annualized first-year premiums	6.9	14.7	10.3

Retirement Income and Institutional

Through our Retirement Income and Institutional segment, we offer customers a variety of retirement income and institutional products. Retirement income focused products include variable deferred and immediate annuities, fixed deferred annuities and single premium immediate annuities. We also offer specialized institutional products, including FABNs, funding agreements and GICs. Overall, we look to improve spreads on our spread-based products, including our retirement income spread-based and institutional businesses.

Retirement income

We are focused on helping individuals create dependable income streams for life or for a specified period of time, and helping them save and invest to achieve financial goals. We believe our innovative product design reduces some of the risks to insurers that generally accompany traditional products with guaranteed minimum income benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

Fee-based retail products

Variable annuities

We offer variable annuities that allow the contractholder to make payments to a separate account that is divided into subaccounts that invest in underlying mutual funds. Some of our variable annuities also permit the contractholder to allocate all or a portion of his account value to our general account, in which case we credit interest at specified rates, subject to certain guaranteed minimums. All allocations are determined by the contractholder. A deferred variable annuity has an accumulation period and a payout period. Assets allocated to the separate account have subaccounts that track the performance of separate underlying mutual funds. There is no guaranteed minimum rate of return in the subaccounts, and the contractholder bears the entire risk associated with the performance of the subaccounts.

Variable annuities provide us with fee-based revenue in the form of mortality and expense risk charges. We may also receive fees charged on assets allocated to our separate account to cover administrative costs. These fees equal a percentage of the contractholder’s assets in the separate account and typically range from 0.75% to 3.30% per annum depending on the features and options within a contract. The underlying mutual funds also assess fees independent of the contract charges. However, we may receive payments from the underlying funds for administrative fees.

Our variable annuity contracts generally provide a basic guaranteed minimum death benefit (“GMDB”), which provides a minimum account value to be paid upon the annuitant’s death. Contractholders may also have the option to purchase enhanced death benefits through riders at an additional charge. Assuming every annuitant died on December 31, 2007, contracts with death benefit features not covered by reinsurance had an account value of $6,251.6 million and a related death benefit exposure of $34.9 million net amount at risk.

Our Income Distribution Series of variable annuity products provides the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation.

As a solution to the trend of employers moving away from traditional defined benefit retirement plans to defined contribution plans such as 401(k) plans, we have introduced to the qualified plan market a group variable annuity with guaranteed retirement income and guaranteed minimum withdrawal benefit features. This product is designed to offer participants the ability to secure guaranteed retirement income with growth potential during the accumulation phase while maintaining liquidity; and during the distribution phase, to provide guaranteed annual income with upside growth potential with varying degrees of liquidity with respect to underlying assets.

Variable life insurance

We offer variable life insurance products that provide insurance coverage by paying a death benefit payable upon the death of the insured through policies that give policyholders flexibility in investment choices and, in some products, in premium payments and coverage amounts. Similar to our variable annuity products, we collect specified mortality and expense risk charges and fees charged on assets allocated to the separate account to cover administrative services and costs. We also collect cost of insurance charges on our variable life insurance products to compensate us for the mortality risk of the guaranteed death benefit, particularly in the early years of the policy when the death benefit is significantly higher than the value of the policyholder’s account.

Distribution

We distribute these products primarily through banks, national brokerage firms, independent broker/dealers, via a direct salesforce and through defined contribution plan record keepers.

Competition

There are numerous competitors in this market within all major distribution channels that we sell through. Our Income Distribution Series of products enable consumers to opt for lifetime guaranteed income beginning immediately or on a deferred basis. We have been an early mover in this market space and believe we are well positioned to compete.

The following table sets forth selected financial information regarding our fee-based retail products as of or for the periods indicated:

	As of or for the years ended December 31,
(Amounts in millions)	2007	2006	2005
Variable annuities
Account value, net of reinsurance, beginning of period	$3,865.5	$1,929.4	$1,003.9
Deposits	2,305.7	1,745.4	928.6
Surrenders, benefits and product charges	(453.4)	(226.7)	(103.6)

Net flows	1,852.3	1,518.7	825.0
Interest credited and investment performance	527.3	417.4	100.5

Account value, net of reinsurance, end of period	$6,245.1	$3,865.5	$1,929.4

Variable life insurance
Account value, net of reinsurance, beginning of period	$390.2	$362.0	$344.0
Deposits	23.9	29.8	33.3
Surrenders, benefits and product charges	(53.4)	(48.6)	(42.6)

Net flows	(29.5)	(18.8)	(9.3)
Interest credited and investment performance	42.0	47.0	27.3

Account value, net of reinsurance, end of period	$402.7	$390.2	$362.0

Spread-based retail products

Fixed annuities

We offer fixed single premium deferred annuities which require a single premium payment at time of issue and provide an accumulation period and an annuity payout period. During the accumulation period, we credit the account value of the annuity with interest earned at a crediting rate guaranteed for no less than one year at issue, but which may be guaranteed for up to six years, and thereafter is subject to annual crediting rate resets at our discretion, based upon competitive factors and prevailing market rates, subject to statutory minimums. Our fixed annuity contracts are supported by our general account, and the accrual of interest during the accumulation period is generally on a tax-deferred basis to the owner. The majority of our fixed annuity contractholders retain their contracts for five to ten years.

Single premium immediate annuities

In exchange for a single premium, immediate annuities provide a fixed amount of income for either a defined number of years, the annuitant’s lifetime, or the longer of the defined number of years or the annuitant’s lifetime. Fixed annuities also include annuitizations chosen as a settlement option for an existing deferred annuity contract.

Structured settlements

Structured settlement annuity contracts provide an alternative to a lump sum settlement, generally in a personal injury lawsuit or workers compensation claim, and typically are purchased by property and casualty insurance companies for the benefit of an injured claimant. The structured settlements provide scheduled payments over a fixed period or, in the case of a life-contingent structured settlement, for the life of the claimant with a guaranteed minimum period of payments. In the third quarter of 2006, we discontinued sales of our structured settlement annuities while continuing to service our retained and reinsured blocks of business.

Distribution

We distribute these products through banks, national brokerage firms and independent broker/dealers.

Competition

We compete with a large number of life insurance companies in the single premium immediate annuity marketplace. We continue to see long-term growth prospects for single premium immediate annuities based both on demographics and government policy trends that favor a greater role for private solutions in meeting long-term retirement needs. We believe long-term experience with mortality and longevity, combined with disciplined risk management, provide competitive advantages in how we segment and price our products.

We have long-term bank distribution relationships that we believe allow us to maintain the distribution “shelf space” needed to succeed in this highly competitive fixed annuity marketplace. Sales of fixed annuities are strongly linked to current interest rates, which affect the relative competitiveness of alternative products, such as certificates of deposit and money market funds. We have experienced fluctuations in sales levels for this product and expect these fluctuations to continue in the future. We maintain pricing disciplines to achieve target return levels through varying interest rate environments.

The following table sets forth selected financial information regarding our spread-based retail products as of or for the periods indicated:

	As of or for the years ended December 31,
(Amounts in millions)	2007	2006	2005
Fixed annuities
Account value, net of reinsurance, beginning of period	$1,244.4	$1,451.3	$1,580.8
Deposits	5.6	5.3	3.9
Surrenders, benefits and product charges	(204.1)	(268.3)	(197.4)

Net flows	(198.5)	(263.0)	(193.5)
Transfer of AML	(80.3)	—	—
Interest credited	47.2	56.1	64.0

Account value, net of reinsurance, end of period	$1,012.8	$1,244.4	$1,451.3

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$2,779.7	$2,735.1	$2,720.3
Premiums and deposits	235.1	327.1	319.9
Surrenders, benefits and product charges	(308.1)	(438.8)	(465.3)

Net flows	(73.0)	(111.7)	(145.4)
Transfer of AML	(157.5)	—	—
Interest credited	146.1	156.3	160.2

Account value, net of reinsurance, end of period	$2,695.3	$2,779.7	$2,735.1

Structured settlements
Account value, net of reinsurance, beginning of period	$399.6	$333.7	$194.3
Premiums and deposits	23.0	68.9	142.5
Surrenders, benefits and product charges	(20.1)	(24.4)	(20.3)

Net flows	2.9	44.5	122.2
Transfer of AML	(28.2)	—	—
Interest credited	20.8	21.4	17.2

Account value, net of reinsurance, end of period	$395.1	$399.6	$333.7

Institutional

We offer FABNs, funding agreements and GICs which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. Our institutional products are used by qualified and non-qualified plans that desire the features and guarantees inherent in these instruments. We sell these specialized products to institutional customers for use in retirement plans, money market funds and other investment purposes. In December 2005, we launched a registered FABN program to institutional investors. In December 2007, we began offering FABNs to retail investors through our registered FABN program.

We approach the institutional markets opportunistically and issue new business when we can achieve targeted returns and maintain an appropriate mix of institutional and retail products. We may experience significant fluctuations in new deposits as we will issue new business when interest rate spreads are favorable and may issue no new business when interest rate spreads are not favorable.

Products

Funding agreements are purchased by institutional accredited investors for various kinds of non-qualified accounts. Purchasers of funding agreements include money market funds, bank common trust funds and other corporate and trust accounts and private investors, including Genworth Global Funding Trust, as part of our FABN programs. GICs are purchased by Employee Retirement Income Security Act of 1974 (“ERISA”) qualified plans, including pension and 401(k) plans.

Our funding agreements generally credit interest on deposits at a floating rate tied to an external market index and we generally invest the proceeds in floating rate assets. When we issue fixed rate funding agreements, we may enter into counterparty “swap” arrangements where we exchange our fixed rate interest payment for a floating rate that is tied to an index in order to correlate to the floating rate assets. The funding agreements issued through our FABN programs are typically issued for terms of one to seven years. Substantially all of our GICs allow for the payment of benefits at contract value to ERISA plan participants prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years.

Distribution

Our FABNs are distributed through investment banks. We place our funding agreements directly and through specialized brokers. GICs are sold both directly and through investment managers.

Competition

We compete with other large, highly rated insurance companies in these institutional markets. Our credit quality, both long- and short-term, liquidity and price differentiate us in these markets.

The following table sets forth selected financial information regarding our institutional products as of or for the periods indicated:

	As of or for the years ended December 31,
(Amounts in millions)	2007	2006	2005
FABNs, funding agreements and GICs
Account value beginning of period	$4,250.5	$2,722.7	$3,667.3
Deposits	1,056.0	2,359.5	430.4
Surrenders, benefits and product charges	(916.6)	(1,003.2)	(1,506.1)

Net flows	139.4	1,356.3	(1,075.7)
Interest credited	229.9	171.5	131.1

Account value end of period	$4,619.8	$4,250.5	$2,722.7

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

We offer a range of products that meets the needs of consumers throughout the various stages of their lives. We are selective in the products we offer and strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings. We believe our reputation for innovation and our selective breadth of products enable us to sustain strong relationships with our distributors and position us to benefit from the current trend among distributors to reduce the number of insurers with whom they maintain relationships. We also have developed sophisticated technological tools that enhance performance by automating key processes and reducing response times and process variations. These tools also make it easier for our customers and distributors to do business with us.

Genworth has focused its marketing approach on promoting its brand to key constituencies, including sales intermediaries, employees, investors and consumers. These programs include advertising on television and in trade and business periodicals that are likely to reach those demographic groups. We also seek to build recognition of the Genworth brand and maintain strong relationships with leading distributors by providing a high level of specialized and differentiated distribution support such as product training, advanced marketing and sales solutions, financial product design for affluent customers and technology solutions that support the distributors’ sales efforts and by pursuing joint business improvement efforts. In addition, Genworth sponsors various advisory councils with independent sales intermediaries and dedicated sales specialists to gather their feedback on industry trends, new product suggestions and ways to enhance our relationships.

Risk Management

Risk management is a critical part of our business, and we have adopted an enterprise risk management framework that includes rigorous risk management processes in virtually every aspect of our operations, including product development and management, underwriting, investment management, asset-liability management and technology development projects. The risk management framework includes the assessment of risk, a proactive decision process to determine which risks are acceptable and the ongoing monitoring and management of those risks. The primary objective of these risk management processes is to reduce the variations we experience from our expected results. Genworth has an experienced group of professionals, including actuaries, statisticians and other specialists, dedicated exclusively to our risk management process. We have emphasized our adherence to rigorous risk management techniques and leveraged the benefits into a competitive advantage in the distribution and management of our products.

New product introductions

Our risk management process begins with the development and introduction of new products and services. We have established a rigorous product development process that specifies a series of required analyses, reviews and approvals for any new product. For each proposed project, this process includes a review of the market opportunity and competitive landscape, major pricing assumptions and methodologies, return expectations, reinsurance strategies, underwriting criteria and business risks and potential mitigating factors. Before we introduce a new product, we establish a monitoring program with specific performance targets and leading indicators, which we monitor frequently to identify any deviations from expected performance so that we can take prompt, corrective action when necessary. Significant product introductions require approval by our senior management team. We use a similarly rigorous process to introduce variations to existing products and to offer existing products in new markets and through new distribution channels.

Product performance reviews

Product performance reviews are performed by Genworth’s senior operating management and by Genworth’s Capital and Risk Committee on a regular cycle. Genworth’s Capital and Risk Committee includes Genworth’s Chief Executive Officer, Chief Risk Officer, Chief Financial Officer, Chief Investment Officer, Chief Actuary and the General Counsel. These reviews include an analysis of the major drivers of profitability, underwriting performance, variations from expected results, regulatory and competitive environment and other factors affecting product performance. In addition, we initiate special reviews when a product’s performance fails to meet any of the indicators we established during that product’s introductory review process. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing, or ultimately discontinuing sales of that product. We review our underwriting, pricing and risk selection strategies on a regular basis to ensure that our products remain progressive, competitive and consistent with our marketing and profitability objectives. We are also subject to periodic external audits by our reinsurers, which provide us with valuable insights into other innovative risk management practices.

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

We use advanced and, in some cases, proprietary technology to manage variations in our underwriting process. For example, our GENIUS® new business processing system uses digital underwriting technology that has increased the speed, consistency and accuracy of our underwriting process by reducing decision-making variation. We perform portfolio analysis on an ongoing basis to determine if modifications are required to our product offerings, underwriting quidelines or premium rates.

Compliance

Legal and regulatory compliance are critical parts of our business. Genworth has twice received the American Council of Life Insurers’ “Integrity First Award” for its compliance programs. Genworth instills a strong commitment to integrity and ethics in business dealings and compliance with applicable laws and regulations. We have professionals dedicated to legal and compliance matters.

Operations and Technology

Service and support

We benefit from Genworth’s dedicated team of service and support personnel including the arrangement with an outsourcing provider in India, Genpact, who assist our sales intermediaries and customers with their service needs. We use advanced and, in some cases, proprietary, patent-pending technology to provide product design and underwriting, and we operate service centers that leverage technology, integrated processes and process management techniques.

In our operating segments, we interact directly and cost-effectively with our independent sales intermediaries and dedicated sales specialists through secure websites that have enabled them to transact business with us electronically, obtain information about our products, submit applications, check application and account status and view commission information. We also provide our independent sales intermediaries and dedicated sales specialists with account information to disseminate to their customers through the use of industry-standard communications.

Operating centers

We have centralized most of our operations and have established scalable, low-cost operating centers in Virginia. In addition, through an arrangement with an outsourcing provider, we have a substantial team of professionals in India who provide a variety of services to us, including customer service, transaction processing and functional support including finance, investment research, actuarial, risk and marketing resources to our insurance operations.

Technology capabilities and process improvement

We rely on Genworth’s proprietary processes for project approval, execution, risk management and benefit verification as part of our approach to technology investment. Genworth has been issued 27 patents and has filed more than 50 pending patent applications. Genworth’s technology team is experienced in large-scale project delivery, including many insurance administration system consolidations and the development of Internet-based servicing capabilities. Genworth continually manages technology costs by standardizing its technology infrastructure, consolidating application systems, reducing servers and storage devices and managing project execution risks.

We believe we have greatly enhanced our operating efficiency, generated significant cost savings and created competitive advantages by using a variety of process tools designed to address all aspects of process management. Our tools enable us to more effectively operate processes, improve our process performance and build new processes. Our team of operational quality experts is focused on driving our process and project execution and championing process management disciplines. We tailor the application of our tools to the specific needs of each project or process resulting in more effective execution.

Reserves

We calculate and maintain reserves for estimated future benefit payments to our policyholders and contractholders in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and industry accounting practices. We release these reserves as those future obligations are extinguished. The reserves we establish reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment that is subjected to a variety of internal and external independent reviews. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs and changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with complete precision the ultimate amounts we will pay for actual future benefits or the timing of those payments.

Reinsurance

We follow the industry practice of reinsuring portions of our insurance risks with reinsurance companies. We use reinsurance both to diversify our risks and to manage loss exposures and capital effectively. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain, and also to write a larger volume of new business.

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or are able to receive payments from our reinsurer. The principal reinsurers to which we cede risks have A.M. Best financial strength ratings ranging from “A+” to “A-”, with one reinsurer not rated, but whose reinsurance recoverable balance is fully collateralized. Historically, we have not had significant concentrations of reinsurance risk with any one reinsurer. However, prior to the completion of Genworth’s initial public offering (“IPO”), we entered into reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), which resulted in a significant concentration of reinsurance risk with UFLIC, whose obligations to us are secured by trust accounts as described in note 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

The following table sets forth our exposure to our principal reinsurers, including reinsurance recoverable as of December 31, 2007, and the A.M. Best ratings of those reinsurers as of that date:

(Amounts in millions)	Reinsurance recoverable	A.M. Best rating
UFLIC(1)	$7,638.5	A-
Genworth Life Insurance Company	463.5	A+
Employers Reassurance Corporation	83.2	A-
Scor Global Life Reinsurance(2)	65.5	Not rated
RGA Reinsurance Company	54.2	A+

(1)	See note 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
(2)

Scor Global Life Reinsurance, formerly known as Revios Reinsurance International, is not a formally rated company. However, the reinsurance recoverable balance is fully collateralized on a funds withheld basis.

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

We are rated by A.M. Best, S&P, Moody’s and Fitch as follows:

	A.M. Best rating	S&P rating	Moody’s rating	Fitch rating
Long-term insurance financial strength rating	A+ (Superior)	AA-(Very Strong)	Aa3 (Excellent)	AA-(Very Strong)

Short-term insurance financial strength rating	Not rated	A-1+ (Extremely Strong)	P-1 (Superior)	Not rated

The ratings shown reflect the opinions of the rating agencies and are not a warranty of an insurer’s ability to meet its contractual obligations. Ratings are subject to change and are not a guarantee of the future financial strength and/or claims-paying ability of a company.

A.M. Best states that its “A+” (Superior) rating is assigned to those companies that have a superior ability to meet their ongoing obligations to policyholders. The “A+” (Superior) rating is the second-highest of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”

S&P states that an insurer rated “AA” (Very Strong) has very strong financial security characteristics and is highly likely to have the ability to meet financial commitments. The “AA” range is the second-highest of the four ratings ranges that meet these criteria, and also is the second-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” A plus (+) or minus (-) shows relative standing in a rating category. Accordingly, the “AA-” rating is the fourth-highest of S&P’s 21 ratings categories. The short-term rating “A-1” is the highest rating and shows the capacity to meet financial commitments on short-term policy obligations is strong. Within this category, the designation of a plus sign (+) indicates capacity to meet its financial commitment on short-term policy obligations is extremely strong.

Moody’s states that insurance companies rated “Aa” (Excellent) offer excellent financial security. Moody’s states that companies in this group constitute what are generally known as high-grade companies. The “Aa” range is the second-highest of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. Accordingly, the “Aa3” rating is the fourth-highest of Moody’s 21 ratings categories. The short-term rating “P-1” is the highest rating and shows superior ability for repayment of senior note short-term policyholder claims and obligations.

Fitch states that “AA” (Very Strong) rated insurance companies are viewed as possessing very strong capacity to meet policyholder and contract obligations. Risk factors are modest, and the impact of any adverse business and economic factors is expected to be very small. The “AA” rating category is the second-highest of eight financial strength rating categories, which range from “AAA” to “C.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “AA-” rating is the fourth-highest of Fitch’s 21 ratings categories.

A.M. Best, S&P, Moody’s and Fitch review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate GLAIC on a solicited or an unsolicited basis.

Investments

As of December 31, 2007, we had total cash, cash equivalents and invested assets of $20,790.1 million. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds, mortgage-backed and other asset-backed securities and mortgage loans on commercial real estate. We also invest in equity securities and other invested assets, including short-term investments, trading securities and limited partnerships. In all cases, our investments are required to comply with restrictions imposed by applicable laws and insurance regulatory authorities.

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed-maturities, available-for-sale:
Public	$9,217.6	44.3%	$9,643.7	46.9%
Private	6,019.7	29.0	6,319.0	30.7
Commercial mortgage loans	2,968.1	14.3	2,917.1	14.2
Other invested assets	1,437.5	6.9	740.2	3.6
Policy loans	466.8	2.2	486.7	2.4
Equity securities, available-for-sale	64.0	0.3	35.8	0.2
Cash and cash equivalents	616.4	3.0	423.8	2.0

Total cash, cash equivalents and invested assets	$20,790.1	100.0%	$20,566.3	100.0%

For a discussion of our investments, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Balance Sheets.”

Our primary investment objective is to meet our obligations to policyholders and contractholders while increasing value to our stockholders by investing in a diversified, high quality portfolio, income producing securities and other assets. Our investment strategy focuses primarily on:

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

Looking forward, we expect to see opportunities in alternative asset classes if current market conditions continue. With a goal of enhancing risk-adjusted returns, we expect to gradually become more active in seeking to capitalize on these opportunities in our investment portfolio.

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

Fixed maturity securities

Fixed maturity securities, which were primarily classified as available-for-sale, including tax-exempt bonds, consist principally of publicly traded and privately placed debt securities, and represented 73.3% and 77.6% of total cash, cash equivalents and invested assets as of December 31, 2007 and 2006, respectively.

We invest in privately placed fixed maturity securities to increase diversification and obtain higher yields than can ordinarily be obtained with comparable public market securities. Generally, private placements provide us with protective covenants, call protection features and, where applicable, a higher level of collateral. However, our private placements are generally not freely transferable because of restrictions imposed by federal and state securities laws, the terms of the securities and illiquid trading markets.

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

The following tables present our public, private and aggregate fixed maturity securities by NAIC and/or equivalent ratings of the Nationally Recognized Statistical Rating Organizations, as well as the percentage, based upon estimated fair value, that each designation comprises. Our non-U.S. fixed maturity securities generally are not rated by the NAIC and are shown based upon their equivalent rating of the Nationally Recognized Statistical Rating Organizations. Similarly, certain privately placed fixed maturity securities that are not rated by the Nationally Recognized Statistical Rating Organizations are shown based upon their NAIC designation.

		December 31,
Public fixed maturity securities		2007			2006
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$7,242.2	$6,964.0	75.6%	$7,190.7	$7,209.8	74.8%
2	Baa	1,758.0	1,743.1	18.9	1,787.2	1,799.4	18.6
3	Ba	356.3	363.0	3.9	388.1	404.5	4.2
4	B	139.0	138.9	1.5	176.2	180.7	1.9
5	Caa and lower	7.6	7.3	0.1	43.6	45.2	0.5
6	In or near default	1.4	1.3	—	3.5	4.1	—

	Total public fixed maturity securities	$9,504.5	$9,217.6	100.0%	$9,589.3	$9,643.7	100.0%

		December 31,
Private fixed maturity securities		2007			2006
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$3,949.2	$3,788.3	62.9%	$4,105.3	$4,091.6	64.7%
2	Baa	1,988.0	1,934.1	32.1	1,941.4	1,963.7	31.0
3	Ba	258.0	251.4	4.2	212.4	215.1	3.4
4	B	18.9	19.2	0.3	39.3	41.7	0.7
5	Caa and lower	24.9	24.3	0.4	3.5	3.6	0.1
6	In or near default	1.9	2.4	0.1	2.5	3.3	0.1

	Total private fixed maturity securities	$6,240.9	$6,019.7	100.0%	$6,304.4	$6,319.0	100.0%

		December 31,
Total fixed maturity securities		2007			2006
NAIC rating	Rating agency equivalent designation	Amortized cost	Estimated fair value	% of total	Amortized cost	Estimated fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$11,191.4	$10,752.3	70.6%	$11,296.0	$11,301.4	70.8%
2	Baa	3,746.0	3,677.2	24.2	3,728.6	3,763.1	23.6
3	Ba	614.3	614.4	4.0	600.5	619.6	3.9
4	B	157.9	158.1	1.0	215.5	222.4	1.4
5	Caa and lower	32.5	31.6	0.2	47.1	48.8	0.3
6	In or near default	3.3	3.7	—	6.0	7.4	—

	Total fixed maturity securities	$15,745.4	$15,237.3	100.0%	$15,893.7	$15,962.7	100.0%

Based upon estimated fair value, public fixed maturity securities represented 60.5% and 60.4% of total fixed maturity securities as of December 31, 2007 and 2006, respectively. Private fixed maturity securities represented 39.5% and 39.6% of total fixed maturity securities as of December 31, 2007 and 2006, respectively.

We diversify our fixed maturity securities by security sector. Our investments in mortgage-backed securities includes securities collateralized by sub-prime and Alt-A loans. Sub-prime loans are loans considered alternative credit as broadly determined by a combination of FICO score, loan-to-value ratio and other collateral data. Alt-A loans are loans considered alternative or low documentation. The following table sets forth the estimated fair value of our fixed maturity securities by sector as well as the percentage of the total fixed maturity securities holdings that each security sector comprised as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
U.S. government, agencies and government sponsored entities	$207.2	1.4%	$218.0	1.4%
Government-non U.S.	319.7	2.1	307.6	1.9
U.S. corporate	6,875.4	45.1	7,174.5	44.9
Corporate-non-U.S.	1,811.4	11.9	1,670.9	10.5
Mortgage-backed(1)	2,557.8	16.8	3,104.7	19.5
Asset-backed(1)	3,465.8	22.7	3,487.0	21.8

Total fixed maturity securities	$15,237.3	100.0%	$15,962.7	100.0%

(1)

We had $2,050.1 million of residential mortgage-backed securities included in mortgage-backed and asset-backed securities, of which $888.4 million were investment grade securities collateralized by sub-prime residential mortgage loans and $526.8 million were investment grade securities collateralized by Alt-A residential mortgage loans as of December 31, 2007.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established by Lehman Brothers, Inc., as well as the percentage of the total corporate bond holdings that each industry comprised as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Estimated fair value	% of total	Estimated fair value	% of total
Finance and insurance	$2,696.8	31.0%	$2,838.3	32.1%
Utilities and energy	1,612.5	18.6	1,722.7	19.5
Consumer—non cyclical	1,053.5	12.1	1,007.9	11.4
Consumer—cyclical	718.8	8.3	900.4	10.2
Capital goods	510.7	5.9	614.7	6.9
Industrial	466.9	5.4	460.3	5.2
Technology and communications	426.9	4.9	449.2	5.1
Transportation	379.9	4.4	330.4	3.7
Other	820.8	9.4	521.5	5.9

Total	$8,686.8	100.0%	$8,845.4	100.0%

We diversify our corporate bond holdings by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of December 31, 2007, our combined corporate bond holdings in the ten issuers to which we had the greatest exposure was $788.9 million, which was approximately 3.8% of our total cash, cash equivalents and invested assets. The exposure to the largest single issuer of corporate bonds held as of December 31, 2007 was $104.7 million, which was less than 1.0% of our total cash, cash equivalents and invested assets.

Commercial mortgage loans and other invested assets

Our mortgage loans are collateralized by commercial properties, including multifamily residential buildings. Commercial mortgage loans are primarily stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss.

We diversify our commercial mortgage loans by both property type and geographic region. See note 3 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information on distribution across property type and geographic region for commercial mortgage loans, as well as information on our interest in equity securities and other invested assets.

Selected financial information regarding our other invested assets and derivative financial instruments as of December 31, 2007 and 2006 is included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

Regulation

Our businesses are subject to extensive regulation and supervision.

General

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws and regulations (“Insurance Laws”) regulate most aspects of our insurance business, and we are regulated by the insurance department of the states in which we are domiciled and licensed. We and our insurance products also are affected by U.S. federal, state and local tax laws. Insurance products that constitute “securities,” such as variable annuities and variable life insurance, also are subject to U.S. federal and state securities laws and regulations. The Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), formerly the NASD, Inc., and state securities authorities regulate and supervise these products.

Our securities operations are subject to U.S. federal and state and non-U.S. securities and related laws. The SEC, state securities authorities, FINRA and similar non-U.S. authorities are the principal regulators of these operations.

The primary purpose of the Insurance Laws affecting our insurance and securities businesses is to protect our customers. These Insurance Laws are regularly re-examined and may become more restrictive or otherwise adversely affect our operations.

In addition, insurance and securities regulatory authorities (including state law enforcement agencies and attorneys general) increasingly make inquiries regarding compliance with insurance, securities and other laws and regulations and we cooperate with such inquiries and take corrective action when warranted.

Many of our customers and independent sales intermediaries also operate in regulated environments. Changes in the regulations that affect their operations may affect our business relationships with them and their decision to purchase or distribute our products.

Insurance Regulation

We are licensed and regulated in all jurisdictions in which we conduct insurance business. The extent of this regulation varies, but most Insurance Laws generally govern the financial condition of insurers, including standards of solvency, types and concentration of permissible investments, establishment and maintenance of reserves, credit for reinsurance and requirements of capital adequacy, and the business conduct of insurers, including marketing and sales practices and claims handling. In addition, Insurance Laws usually require the licensing of insurers and agents, and the approval of policy forms, related materials and the rates for certain lines of insurance.

The Insurance Laws applicable to us are described below.

Insurance holding company regulation

All jurisdictions in which we conduct business have enacted legislation requiring each insurer (except captive insurers) in a holding company system to register with the insurance regulatory authority of its domiciliary jurisdiction and furnish that regulatory authority with various information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These Insurance Laws regulate transactions between insurers and their affiliates, sometimes mandating prior regulatory approval. Generally, these Insurance Laws require that all transactions between an insurer and an affiliate be fair and reasonable, and that the insurer’s statutory surplus following such transaction be reasonable in relation to its outstanding liabilities and adequate to its financial needs.

The payment of dividends is regulated by the Insurance Laws of the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia. In general, we may not pay an “extraordinary” dividend or distribution or pay a dividend except out of earned surplus, without prior regulatory approval. In general, an “extraordinary” dividend or distribution is defined as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:

•	10% of the statutory surplus as of the immediately prior year end; or

•	the statutory net gain from operations during the prior calendar year.

In addition, insurance regulators may prohibit the payment of ordinary dividends or other payments if they determine that such payment could be adverse to our policyholders or contractholders.

Periodic reporting

The Company, including our insurance subsidiaries, must file reports, including detailed annual financial statements, with insurance regulatory authorities in each jurisdiction in which we do business, and our operations and accounts are subject to periodic examination by such authorities.

Policy forms

Our policy forms are subject to regulation in every jurisdiction in which we transact insurance business. In most jurisdictions, policy forms must be filed prior to their use, and in some jurisdictions, forms must be approved prior to use.

Market conduct regulation

The Insurance Laws of jurisdictions govern the marketplace activities of insurers, affecting the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices and complaint and claims handling, and these provisions are generally enforced through periodic market conduct examinations.

Statutory examinations

Insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of domestic insurers. These examinations generally are conducted in cooperation with the insurance departments of two or three other states or jurisdictions, representing each of the NAIC zones, under guidelines promulgated by the NAIC.

In the three-year period ended December 31, 2007, neither GLAIC nor its subsidiaries had received any material adverse findings resulting from any insurance department examinations.

Guaranty associations and similar arrangements

Most jurisdictions in which we are licensed require those insurers to participate in guaranty associations, which pay contractual benefits owed under the policies of impaired or insolvent insurers. These associations levy assessments, up to prescribed limits, on each member insurer in a jurisdiction on the basis of the proportionate share of the premiums written by such insurer in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets. Aggregate assessments levied against us were not material to our consolidated financial statements.

Policy and contract reserve sufficiency analysis

The Insurance Laws of our domiciliary jurisdictions require us and our subsidiaries to conduct annual analyses of the sufficiency of our life and health insurance and annuity reserves. Other jurisdictions where insurers are licensed may have certain reserve requirements that differ from those of our domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion stating that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the insurer’s associated contractual obligations and related expenses. If such an opinion cannot be provided, the insurer must establish additional reserves by transferring funds from surplus. We submit these opinions annually to applicable insurance regulatory authorities.

Surplus and capital requirements

Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our Company and our life insurance subsidiaries, to limit or restrict insurers from issuing new policies, or policies having a dollar value over certain thresholds, if, in the regulators’ judgment, the insurer is not maintaining a sufficient amount of surplus or is in hazardous financial condition. We do not believe that the current or anticipated levels of our statutory surplus present a material risk that any regulator would limit the amount of new policies that we may issue.

Risk-based capital

The NAIC has established risk-based capital standards for U.S. life insurers, as well as a model act, intended to be adopted by the states. The model act requires life insurers submit annually a report to state regulators regarding their risk-based capital based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. The capital requirement for each is determined by applying factors which vary based upon the degree of risk to various asset, premium and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

If an insurer’s risk-based capital falls below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2007, risk-based capital for us and our life insurance subsidiaries exceeded the level of risk-based capital that would require us to take or become subject to any corrective action.

Statutory accounting principles

U.S. insurance regulators developed statutory accounting principles (“SAP”) as a basis of accounting used to monitor and regulate the solvency of insurers. Since insurance regulators are primarily concerned with assuring an insurer’s ability to pay its current and future obligations to policyholders, statutory accounting conservatively values the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various jurisdictions.

Due to differences in methodology between SAP and U.S. GAAP, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are materially different from those reflected in financial statements prepared under SAP.

Regulation of investments

We are subject to Insurance Laws that require diversification of our investment portfolio and limit the proportion of our investments in certain asset categories, such as non-investment grade fixed maturity securities, equity real estate, other equity investments and derivatives. Assets invested contrary to such regulatory limitations must be treated as non-admitted assets for purposes of measuring surplus, and in some instances, would require divestiture of such non-complying investments. We believe our investments comply with these Insurance Laws.

Federal regulation

Most of our variable annuity, all of our variable life insurance products, as well as our FABNs issued as part of our registered notes program are “securities” within the meaning of federal and state securities laws, are registered under the Securities Act of 1933 and are subject to regulation by the SEC. These products may also be regulated by FINRA and state securities authorities. Federal and state securities regulation similar to that discussed below under “Other Laws and Regulations—Securities regulation” affect investment advice and sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation, can also significantly affect the insurance industry.

Federal initiatives

Although the federal government generally does not directly regulate the insurance business, federal initiatives often, and increasingly, have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles and proposals to modify or make permanent the estate tax repeal enacted in 2001. In addition, various forms of direct federal regulation of insurance have been proposed in recent years. We cannot predict whether any such proposals will be adopted, or what impact, if any, such proposals or, if adopted, such laws may have on our business, financial condition or results of operations.

Changes in tax laws

Changes in tax laws could make some of our products less attractive to consumers. For example, the gradual repeal of the federal estate tax, begun in 2001, which is continuing to be phased in through 2010, has resulted in reduced sales, and could continue to adversely affect sales and surrenders of some of our estate planning products, including survivorship/second-to-die life insurance policies. The Jobs and Growth Tax Relief Reconciliation Act of 2003, which lowered the federal income tax rate on capital gains and certain ordinary dividends, may provide an incentive for certain of our customers and potential customers to shift assets into mutual funds and away from our products, including annuities designed to defer taxes payable on investment returns. On the other hand, individual income tax rates are scheduled to revert to previous levels in tax years beginning after 2010, possibly positively influencing investors to buy our products, and the 2010 expiration of favorable income tax rates for dividend income could increase interest in our products.

Other Laws and Regulations

Securities regulation

Certain of our policies, contracts and services offered are subject to regulation under federal and state securities laws and regulations of the SEC, state securities regulators and FINRA. Some of our variable annuity contracts and all of our variable life insurance policy separate accounts are registered under the Investment Company Act of 1940. Some of our variable annuity contracts, all of our variable life insurance policies, as well as our FABNs issued as part of our registered notes program are registered under the Securities Act of 1933.

These laws and regulations are primarily intended to protect investors in the securities markets and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. In such an event, the possible sanctions that may be imposed include suspension of individual employees, limitations on the activities in which the investment adviser or broker/dealer may engage, suspension or revocation of the investment adviser or broker/dealer registration, censure or fines. We may also be subject to similar laws and regulations in the states in which we offer the products described above or conduct other securities-related activities.

We also serve as the depositor for variable annuity contracts and other debt securities that rely on certain exemptions from registration under the Investment Company Act of 1940 and the Securities Act of 1933. Nevertheless, certain provisions of the Investment Company Act of 1940 and the Securities Act of 1933 may apply to these products issued under certain circumstances.

The Investment Company Act of 1940, the Investment Advisers Act of 1940, the Securities Exchange Act of 1934 and the Securities Act of 1933, including the rules and regulations promulgated thereunder, are subject to change, which may affect us and any products we issue.

The SEC, FINRA, state attorneys general and other federal offices may conduct periodic examinations in addition to special, or targeted examinations, of us and/or specific products. These examinations or inquiries may include, but are not necessarily limited to, product disclosures and sales issues, financial and accounting disclosure and operational issues. Often examinations are “sweep exams” whereby the regulator reviews current issues facing the financial or insurance industry.

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

ERISA considerations

We provide certain products and services to certain employee benefit plans that are subject to ERISA or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries and that fiduciaries may not cause a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the IRS and the Pension Benefit Guaranty Corporation.

USA PATRIOT Act

The USA PATRIOT Act of 2001 (the “Patriot Act”) enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker/dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the Patriot Act. Certain additional requirements became applicable under the Patriot Act in May 2006 through a U.S. Treasury regulation, which required that certain insurers have anti-money laundering compliance plans in place. We will comply with these new provisions as they become applicable to us.

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

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under our “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2007.

Interest rate fluctuations could adversely affect our business and profitability.

Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates will reduce our “spread,” or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay policyholders and contractholders. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in interest rates may adversely affect the profitability of these products.

During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations.

Our term life insurance products also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, term life insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as we receive. Low interest rates may reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our term life insurance products.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolios. During periods of declining market interest rates, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities also may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments. Additionally, recent volatility and uncertainty in the sub-prime residential market has resulted in increased interest rates and delinquency rates. These developments have had an adverse impact on our investments in securities backed by sub-prime residential mortgage loans.

Downturns and volatility in equity and credit markets could adversely affect our business and profitability.

Significant downturns and volatility in equity and credit markets could have an adverse effect on our financial condition and results of operations in several ways.

Equity markets

Downturns and volatility in equity markets may discourage purchases of separate account products, such as variable annuities and variable life insurance, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products.

Our revenues and returns from our mutual fund wrapped and separately managed account products and services could also be impacted by downturns and volatility in equity markets. Because these products and services generate fees generally from the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. Downturns in equity markets could also lead to an increase in liabilities associated with secondary guarantee features, such as guaranteed minimum benefits on separate account products, where we have equity market risk exposure.

Credit markets

Issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments if there are downturns and volatility in credit markets. As of December 31, 2007 and 2006, we had fixed maturity securities in or near default (where the issuer has missed payment of principal or interest or entered bankruptcy) with a fair value of $3.7 million and $7.4 million, respectively. An economic downturn, or a variety of other factors, could cause declines in the value of our fixed maturity securities portfolio and cause our net income to decline.

During 2007, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards safety pushing up the demand for U.S. Treasury instruments. The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and asset-backed securities. In addition, this downturn has an adverse effect on our ability to efficiently access capital markets for capital management purposes, including the issuance of fixed and floating rate non-recourse funding obligations for purposes of supporting our term and universal life insurance products.

Investors in certain of our institutional products, such as FABNs and funding agreements, may be encouraged not to exercise their option to extend maturity dates in favor of investment alternatives offering higher returns or different liquidity features if there are downturns and volatility in credit markets. Because we earn a spread between interest earned and interest credited on these institutional products under management, the failure of investors in these products to extend the maturity dates could reduce our revenues and profitability by reducing institutional product liabilities we manage. In addition, the earlier-than-anticipated maturity of these institutional funds on deposit may cause us to liquidate underlying investments earlier than anticipated, which could result in investment losses, depending on market conditions at the time.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our financial condition and results of operations.

Financial strength ratings, which various ratings organizations publish as measures of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position. We currently have financial strength ratings of “AA-” (Very Strong) from S&P and Fitch, “A+” (Superior) from A.M. Best and “Aa3” (Excellent) from Moody’s. The “A+” rating is the second-highest of A.M. Best’s 15 ratings. The “AA-” rating is the fourth highest of S&P’s 21 ratings categories. The “Aa3” rating is the fourth highest of Moody’s 21 ratings categories. The “AA-” rating is the fourth highest of Fitch’s 21 ratings categories.

A downgrade in any of our financial strength ratings, or the announced potential for a downgrade could have a significantly adverse effect on our financial condition and results of operations in many ways, including:

•	reducing new sales of insurance products, annuities and other investment products;

•	adversely affecting our relationships with independent sales intermediaries and our dedicated sales specialists;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	requiring us to reduce prices for many of our products and services to remain competitive;

•	requiring us to post additional collateral or terminate contracts under the terms of the International Swaps and Derivatives Association agreements with derivative counterparties; and

•	adversely affecting our ability to obtain reinsurance or obtain reasonable pricing on reinsurance.

In addition, the current maximum rate on our non-recourse funding obligations may be reset to higher rates based on rating agency downgrades of the third-party financial guaranty insurance companies that guaranteed these obligations.

If our reserves for future policy claims are inadequate, we may be required to increase our reserve liabilities, which could adversely affect our results of operations and financial condition.

We calculate and maintain reserves for estimated future payments of claims to our policyholders and contractholders in accordance with U.S. GAAP and industry accounting practices. We release these reserves as those future obligations are extinguished. The reserves we establish necessarily reflect estimates and actuarial assumptions with regard to our future experience. These estimates and actuarial assumptions involve the exercise of significant judgment. Our future financial results depend significantly upon the extent to which our actual future experience is consistent with the assumptions we have used in pricing our products and determining our reserves. Many factors can affect future experience, including economic and social conditions, inflation, healthcare costs, policyholder persistency (resulting in adverse claims experience), changes in doctrines of legal liability and damage awards in litigation. Therefore, we cannot determine with precision the ultimate amounts we will pay for actual claims or the timing of those payments.

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

Many other companies actively compete for sales in our protection and retirement income and institutional markets, including other major insurers, banks, other financial institutions, mutual fund and asset management firms and specialty and capital markets providers. In addition, alternative products that leverage the capital markets could compete with traditional insurance products and reduce our market share.

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

We use reinsurance and derivative instruments to mitigate our risks in various circumstances. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay the reinsurance recoverable owed to us now, or in the future, or that they will pay these recoverables on a timely basis. A reinsurer’s insolvency, inability or unwillingness to make payments under the terms of its reinsurance agreement with us could have an adverse effect on our financial condition and results of operations.

Prior to the completion of Genworth’s IPO, we ceded to UFLIC effective as of January 1, 2004, policy obligations under our structured settlement contracts and variable annuity contracts. These contracts represent substantially all of our contracts that were in-force as of December 31, 2003 for these products. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, has agreed to maintain UFLIC’s risk-based capital above a specified minimum level. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, our financial condition and results of operations could be materially adversely affected. See note 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options and interest rate and currency swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. Such failure could have an adverse effect on our financial condition and results of operations.

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

Our computer systems may fail or their security may be compromised, which could damage our business and adversely affect our financial condition and results of operations.

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

We retain confidential information in our computer systems, and we rely on sophisticated commercial technologies to maintain the security of those systems. Anyone who is able to circumvent our security measures and penetrate our computer systems could access, view, misappropriate, alter or delete any information in the systems, including personally identifiable customer information and proprietary business information. In addition, an increasing number of states require that customers be notified if a security breach results in the disclosure of personally identifiable customer information. Any compromise of the security of our computer systems that results in inappropriate disclosure of personally identifiable customer information could damage our reputation in the marketplace, deter people from purchasing our products, subject us to significant civil and criminal liability and require us to incur significant technical, legal and other expenses.

The occurrence of natural or man-made disasters or a disease pandemic could adversely affect our financial condition and results of operations.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes and man-made disasters, including acts of terrorism and military actions and disease pandemics. For example, a natural or man-made disaster or a disease pandemic could lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies and deposits into our investment products. They could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our insurance and investment products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster or a disease pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters or a disease pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster or a disease pandemic could also disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster or a disease pandemic could lead to increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster or a disease pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities. See “—We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts.”

We may face losses if mortality rates differ significantly from our pricing expectations.

We set prices for our insurance and some annuity products based upon expected claims and payment patterns using assumptions for, among other things, mortality rates, or likelihood of death, of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if mortality rates are lower than our pricing assumptions, we could be required to make greater payments under annuity contracts than we had projected. Conversely, if mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with guaranteed minimum death benefits than we had projected.

We may be required to accelerate the amortization of deferred acquisition costs and the present value of future profits, which would increase our expenses and reduce profitability.

Deferred acquisition costs (“DAC”) represent costs which vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts that are deferred and amortized over the estimated life of the related insurance policies and investment contracts. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is subsequently amortized to income, over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits. In addition, when we acquire a block of insurance policies or investment contracts, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the present value of future profits (“PVFP”), represents the actuarially estimated present value of future cash flows from the acquired policies. We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

We regularly review DAC and PVFP to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of a block of insurance policies or annuity contracts, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as an expense in the current period.

We may be required to recognize impairment in the value of our goodwill, which would increase our expenses and reduce our profitability.

Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if the fair value of the reporting unit as a whole is less than the fair value of the identifiable assets and liabilities of the reporting unit, plus the carrying value of goodwill, at the date of the test. For example, goodwill may become impaired if the fair value of a reporting unit as a whole were to decline by an amount greater than the decline in the value of its individually identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected income or cash flows of a reporting unit or generation of income by a reporting unit at a lower rate of return than similar businesses. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as an expense in the current period.

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

If we were to gain access to the same genetic or medical information as our prospective policyholders and contractholders, then we would be able to take this information into account in pricing our life insurance policies and annuity contracts. However, there are a number of legislative and regulatory actions and proposals that make, or could make, genetic and other medical information confidential and unavailable to insurance companies. Pursuant to these legislative and regulatory actions and proposals, prospective policyholders and contractholders would only disclose this information if they chose to do so voluntarily. These factors could lead us to reduce sales of products affected by these legislative and regulatory actions and proposals and could result in a deterioration of the risk profile of our portfolio, which could lead to payments to our policyholders and contractholders that are higher than we anticipated.

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

The prices and expected future profitability of our insurance and deferred annuity products are based in part upon expected patterns of premiums, expenses and benefits using a number of assumptions, including those related to persistency, which is the probability that a policy or contract will remain in-force from one period to the next. The effect of persistency on profitability varies for different products. For most of our life insurance and deferred annuity products, actual persistency that is lower than our persistency assumptions could have an adverse impact on profitability, primarily because we would be required to accelerate the amortization of expenses we deferred in connection with the acquisition of the policy or contract. For our universal life insurance policies, increased persistency that is the result of the sale of policies by the insured to third parties that continue to make premium payments on policies that would otherwise have lapsed, also known as life settlements, could have an adverse impact on profitability because of the higher claims rate associated with settled policies.

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

Regulations XXX and AXXX may have an adverse effect on our financial condition and results of operations by requiring us to increase our statutory reserves for term and universal life insurance or incur higher operating costs.

The Model Regulation entitled “Valuation of Life Insurance Policies,” commonly known as “Regulation XXX,” requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees. In addition, Valuation of Life Insurance Policies Regulation, as clarified by Actuarial Guideline 38 (more commonly known as “Regulation AXXX”) requires insurers to establish additional statutory reserves for certain universal life insurance policies with secondary guarantees. Virtually all of our newly issued term and universal life insurance products are now affected by Regulations XXX and AXXX, respectively.

In response to this regulation, we have increased term and universal life insurance statutory reserves and changed our premium rates for term life insurance products. We also have implemented reinsurance and capital management actions to mitigate the capital and tax impact of Regulations XXX and AXXX. However, we cannot assure you that there will not be regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs. Any change to, or repeal of, Regulation XXX or AXXX could reduce the competitive advantage of our reinsurance and capital management actions and could adversely affect our market position in the life insurance market.

In light of the current downturn in the credit markets and the increased spreads on asset-backed debt securities, we also cannot assure you that we will be able to continue to implement actions to mitigate the impact of Regulation XXX or AXXX on future sales of term and universal life insurance products. If we are unable to continue to implement those actions, we may be required to increase statutory reserves, incur higher operating costs than we currently anticipate or reduce our sales of these products. We also may have to implement measures that may be disruptive to our business. For example, because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC.

Item 2. Properties

We conduct our business from various facilities, all of which are leased except for one building in Richmond, Virginia, and several facilities in Lynchburg, Virginia which we own.

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

We cannot ensure that the current investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. In addition, it is possible that related investigations and proceedings may be commenced in the future, and we could become subject to further investigations and have lawsuits filed against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Information omitted in accordance with General Instruction I (2)(c).

PART II

Item 5. Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2007, all of our common stock, our sole class of common equity on the date hereof, was owned by GLIC. Accordingly, there was no public trading market for our common equity.

Until March 12, 2007, our Series A Preferred Stock was owned by an affiliate, Brookfield Life Assurance Company Limited. Dividends on the Series A Preferred Stock were cumulative and payable semi-annually when, and if, declared by the Board of Directors at an annual rate of 8.0% of the par value of $1,000 per share. On December 29, 2006, we redeemed 10,000 shares of our 120,000 shares of Series A Preferred Stock, par value $1,000 per share. We paid an additional $0.1 million in accrued dividends on the redeemed shares. On January 22, 2007, the Board of Directors authorized the redemption of the remaining 110,000 outstanding shares of Series A Preferred Stock for par value of $110.0 million and $2.2 million in accrued dividends on the redeemed shares. On March 12, 2007, we redeemed the remaining outstanding 110,000 preferred shares for par value of $110.0 million and paid $2.5 million in dividends on the redeemed preferred shares. On April 30, 2007, the issued shares of preferred stock were retired.

As previously discussed, our ability to pay dividends is restricted by state insurance law.

Item 6. Selected Financial Data

The following table sets forth selected financial information. The selected financial information as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 has been derived from our consolidated financial statements, which have been audited by KPMG LLP and are included in “Item 8—Financial Statements and Supplementary Data.” You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report, which are included in “Item 8—Financial Statements and Supplementary Data.”

	Years ended December 31,
(Amounts in millions)	2007	2006	2005	2004(1)	2003
Consolidated Statements of Income Information
Revenues	$2,653.3	$2,635.1	$2,483.6	$2,447.2	$3,305.4
Income before cumulative effect of change in accounting principle	323.7	359.6	270.6	607.3	143.9

Consolidated Balance Sheet Information
Total investments	$20,173.7	$20,142.5	$17,728.2	$18,978.7	$29,170.3
Separate account assets	12,005.8	10,383.4	8,777.3	8,636.7	8,034.9
Reinsurance recoverable	8,670.6	9,386.8	10,187.0	10,703.5	987.9
All other assets	5,127.0	4,591.3	4,336.1	4,007.6	4,707.8

Total assets	$45,977.1	$44,504.0	$41,028.6	$42,326.5	$42,900.9

Policyholder liabilities	$24,056.2	$24,776.8	$23,918.2	$25,263.5	$25,477.3
Separate account liabilities	12,005.8	10,383.4	8,777.3	8,636.7	8,034.9
Non-recourse funding obligations	3,555.0	2,765.0	1,400.0	900.0	599.0
All other liabilities	2,073.7	2,135.1	2,327.6	2,488.6	3,116.2

Total liabilities	$41,690.7	$40,060.3	$36,423.1	$37,288.8	$37,227.4

	Years ended December 31,
(Amounts in millions)	2007	2006	2005	2004(1)	2003
Accumulated other comprehensive income (loss)	$(333.3)	$22.0	$81.7	$200.7	$618.1
Total stockholders’ equity	4,286.4	4,443.7	4,605.5	5,037.7	5,673.5

U.S. Statutory Financial Information(2)
Statutory capital and surplus(3)	$2,610.4	$2,498.9	$2,085.0	$2,449.7	$2,719.4
Asset valuation reserve	170.1	158.5	156.9	180.2	195.4

(1)

We entered into several significant reinsurance transactions with UFLIC, an indirect, wholly-owned subsidiary of GE. Refer to note 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

(2)

We derived the U.S. Statutory Information from Annual Statements of our insurance company subsidiaries that were filed with the insurance departments in states where we are domiciled and are prepared in accordance with statutory accounting practices prescribed or permitted by the insurance departments in states where we are domiciled. These statutory accounting practices vary in certain material respects from U.S. GAAP.

(3)	Combined statutory capital and surplus includes surplus notes issued by certain of our life insurance subsidiaries.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”

Overview

Our business

We are one of a number of subsidiaries of Genworth, a leading financial security company in the U.S., with an expanding international presence. We have two operating segments: (1) Protection and (2) Retirement Income and Institutional.

•	Protection. We offer customers life insurance, including term and universal, and Medicare supplement insurance.

•

Retirement Income and Institutional. We offer customers a variety of wealth accumulation, income distribution and institutional products. Wealth accumulation and income distribution products principally include fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans and variable life insurance. Institutional products include FABNs, funding agreements and GICs.

We also have Corporate and Other activities which include income and expenses not allocated to the segments.

Revenues and expenses

Our revenues consist primarily of the following:

•	Protection. The revenues in our Protection segment consist primarily of:

•	net premiums earned on individual life and Medicare supplement insurance policies;

•	net investment income and net investment gains (losses) allocated to this segment; and

•	policy fees and other income, including mortality and expense risk charges and surrender charges primarily from universal life insurance policies, and other administrative charges.

•	Retirement Income and Institutional. The revenues in our Retirement Income and Institutional segment consist primarily of:

•	net premiums earned on single premium immediate annuities and structured settlements with life contingencies;

•	net investment income and net investment gains (losses) allocated to this segment; and

•	policy fees and other income, including surrender charges and mortality and expense risk charges and other administrative charges.

•	Corporate and Other. The revenues in Corporate and Other consist primarily of unallocated net investment income and net investment gains (losses).

In 2006, we began to allocate net investment gains (losses) from Corporate and Other to our Protection and Retirement Income and Institutional segments using an approach based principally upon the investment portfolios established to support each of those segments’ products and targeted capital levels. Prior to 2006, all net investment gains (losses) were recorded in Corporate and Other and were not reflected in the results of any of our other segments.

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

General conditions and trends affecting our businesses

Volatility in credit markets. During 2007, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards safety pushing up the demand for U.S. Treasury instruments. We believe these credit market conditions in 2007 contributed to an increase in net unrealized investment losses of $577.1 million, before tax and other offsets, during 2007 in our $15,237.3 million investment portfolio of fixed maturity securities reflecting widening spreads in our mortgage and asset-backed securities, partially offset by the effects of a lower risk-free interest rate environment. We also believe these credit market conditions have contributed to a higher level of impairments on our investment portfolio. We expect to experience continued volatility in the valuation of our investments in fixed maturity securities, as well as a generally higher level of credit-related investment losses including additional impairments on our investment portfolio. We believe, however, that the current credit environment also provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and Derivative Instruments” for additional information on our investment portfolio. In addition, a weakening in the economic environment could lead to increased credit defaults.

The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including non-recourse funding obligations, commercial paper, long-term debt and asset-backed securities. Credit spreads widened for many corporate issuers of commercial paper and long-term debt resulting in less favorable financing terms. This unfavorable liquidity environment did not have a material effect on our financing activities during the year ended December 31, 2007.

See additional trends related to volatile credit markets in “—Developments affecting our product lines.”

Interest rate fluctuations. Fluctuations in market interest rates and the related yield curve may have a significant effect on our sales of interest-sensitive insurance and investment products and our margins on these products. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

In our Protection and Retirement Income and Institutional segments, low market interest rates may reduce the spreads between the amounts we credit to individual life policyholders and fixed annuity contractholders, respectively, and the yield we earn on the investments that support these obligations. In response to the unusually low interest rates that have prevailed during the last several years, we have reduced the guaranteed minimum crediting rates on newly issued fixed annuity contracts and have reduced crediting rates on in-force contracts where permitted to do so. These actions have helped mitigate the adverse impact of low interest rates on our spreads and profitability on these products. These actions can also reduce the sales volume of such products. A gradual increase in longer term interest rates, along with an upwardly sloping yield curve, generally will have a favorable effect on the profitability of these products. However, rapidly rising interest rates also could result in reduced persistency in our spread-based retail products as contractholders shift assets into higher yielding investments.

In our Protection segment, the pricing and expected future profitability of our term life insurance products are based in part on expected investment returns. Over time, term life insurance products generally produce positive cash flows as customers pay periodic premiums which we invest as we receive. Low interest rates may reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our term life insurance products.

Investment portfolio. Our current investment strategy is to optimize investment income without relying on realized investment gains. Our overall investment yield was 5.8% for the years ended December 31, 2007, 2006 and 2005. Investment yields remained unchanged as growth and yields on floating rate assets were offset by a decrease in our fixed and immediate variable annuity portfolio. We seek to improve our investment yield by continuously evaluating our asset class mix, pursuing additional investment classes and accepting additional credit risk with higher returns when we believe that it is prudent to do so.

Developments affecting our product lines

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, distribution penetration and customer service. During 2007, as a result of a competitive pricing environment, we experienced lower sales and lower persistency in term life insurance policies coming out of their post-level rate period (10 and 15 years after policy issue). We expect these trends to continue, in general, as we maintain pricing discipline in the current competitive pricing environment, but we will work actively to address market segments with stronger sales potential and try to mitigate lapse risk associated with policies coming out of guaranteed premium periods.

Regulation XXX requires insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees, which increases the capital required to write these products. For term life insurance, we have implemented capital management actions that improve our new business returns and have, in part, enabled us to decrease our premium rates. In addition, Regulation AXXX requires insurers to establish additional statutory reserves for certain universal life insurance policies with secondary guarantees. As of December 31, 2007, we had $3.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing these additional statutory reserves, of which, $1.7 billion were wrapped by monoline credit enhancements subject to rate resets triggered by negative rating agency action on the monoline credit. During the third quarter of 2007, the interest rate we paid on $1.7 billion of those non-recourse funding obligations was contractually reset to the then current maximum rate due to lack of investor demand for these types of securities. In addition, in December 2007, the maximum rate on $0.5 billion of the $1.7 billion of non-recourse funding obligations was contractually reset to a higher rate from the third-party financial guaranty insurance company that guaranteed these obligations being placed on a credit watch list. In January 2008, the maximum rate on the remaining $1.2 billion of non-recourse funding obligations was contractually reset to a higher rate as a third-party financial guaranty insurance company that guaranteed these obligations was placed on a credit watch list. The maximum rate on these non-recourse funding obligations may be reset to higher rates based on further rating agency downgrades of the third-party financial guaranty insurance companies that guaranteed these obligations. We do not believe that these increases will have a material impact on our consolidated financial statements. To maintain and optimize product returns, we may, at our discretion, seek alternative, and potentially more costly, financing terms in the future depending upon market conditions.

Several competitors have taken capital management actions similar to ours in response to Regulations XXX and AXXX. Additionally, we have seen some competitors lower their term life insurance prices, which has made the market more competitive and could affect our future sales levels. As previously noted, we have also experienced a shift in focus by our distributors from term life insurance to universal life insurance products. In response to this shift in focus by our distributors, we are building out our universal life insurance capabilities and maintaining a disciplined approach to term life insurance pricing. Our sales levels and returns on new term life insurance products have been, and may continue to be, impacted by the increased competition and shift in distribution focus. Recent market conditions impacting securitization transactions may impact future life sales insurance which will necessitate our need to pursue alternative structures such as reinsurance and lines of credit.

Retirement products. Results for our retirement income products within our Retirement Income and Institutional segment are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to retain business depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in our annuities, as well as guaranteed features we offer in variable products. We actively evaluate our competitive position based upon each of those features, and where possible, we make adjustments as appropriate to meet our target return thresholds.

We maintain our focus on our Income Distribution Series of variable annuity products. We have seen a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize upside market performance. Our Income Distribution Series provides the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of the risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

Institutional. Our Retirement Income and Institutional segment previously issued a combined $3,719.6 million of FABNs and funding agreements, of which $550.0 million offer contractholders the option to make periodic elections to extend the maturity date of the contract as of December 31, 2007. The credit market conditions during 2007 made these types of institutional products less attractive compared to alternative products offering higher yields with more liquidity. Additionally, during 2007, certain contractholders did not extend the maturity on approximately $500.0 million of outstanding notes, all of which will mature during 2008.

Critical accounting estimates

The accounting estimates discussed in this section are those that we consider to be particularly critical to an understanding of our consolidated financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and management’s best estimates may require adjustment.

Valuation of investment securities. Our portfolio of fixed maturity securities is comprised primarily of investment grade registered securities in the markets where estimates of fair values are readily obtained from independent pricing services. For our less liquid securities, such as privately placed securities, we employ alternative valuation methods commonly used in the financial services industry to estimate fair value.

Security pricing is applied using a hierarchy, or “waterfall” approach, whereby valuations are first sought from independent pricing services. Because many fixed income securities do not trade on a daily basis, the independent pricing services apply available information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, broker quotes and matrix pricing to prepare evaluations. The independent pricing services’ teams of evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing models. Additionally, the independent pricing services perform extensive back-testing procedures to validate and/or refine models as conditions warrant. The independent pricing services also monitor market indicators, industry and economic events as triggers to obtain additional data.

Remaining un-priced securities are submitted to brokers for valuations. For securities that are not priced by the independent pricing services or broker quotes, our third-party asset managers estimate values using their internally developed pricing matrix models. The pricing matrix begins with current treasury rates and uses credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry or issuer-specific credit characteristics and the security’s time to maturity, if warranted.

The following table sets forth the fair value of our fixed maturity securities portfolio by pricing source as of the date indicated:

	December 31, 2007
(Amounts in millions)	Estimated fair value	% of total
Priced via independent pricing services	$11,251.9	73.8%
Priced via broker expectations	1,195.6	7.9
Priced via internally developed matrices.	2,777.9	18.2
Priced via other methods	11.9	0.1

Total fixed maturity securities	$15,237.3	100.0%

Our fixed maturity securities portfolio includes residential mortgage-backed and asset-backed securities collateralized by sub-prime and Alt-A residential mortgage loans. The following table sets forth the fair value of these sub-prime and Alt-A residential mortgage-backed securities by pricing source as of the date indicated:

	December 31, 2007
(Amounts in millions)	Estimated fair value	% of total
Priced via independent pricing services	$1,296.9	91.6%
Priced via broker expectations	118.3	8.4
Priced via other methods	0.1	—

Total sub-prime and Alt-A residential mortgage-backed securities	$1,415.3	100.0%

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

A security is considered for other-than-temporary impairment if it meets any of the following criteria: fair value has been significantly below amortized cost for an extended period of time; the issuer has an event of default due to violation of covenants or other contractual terms or filed for bankruptcy protection; and/or the financial strength and prospects for the issuer indicate probability that payment of principal and interest in accordance with contractual terms will not be made.

As of each balance sheet date, we evaluate securities holdings in an unrealized loss position. Where we do not expect full recovery of value or do not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, we record the unrealized loss in income. When there has been an adverse change in underlying cash flows on lower quality securities holdings that represent an interest in securitized financial assets, we record the unrealized loss in income. Measurement of such adverse change is based on projections of future cash flows. These projections are based on management’s best estimate of the performance of the underlying financial assets and affected by factors such as expected prepayments rates, expected default rates or the severity of any defaults. Management’s estimate of these factors is evaluated each reporting period and driven by recent market performance and expectation of future events. It is at least reasonably possible that management’s estimate of these factors may change in the near term. Positive changes to management’s estimates would increase the amount of investment income earned on affected securities holdings. Adverse changes may result in recognition of the unrealized loss in income.

Deferred acquisition costs. DAC represents costs which vary with, and are primarily related to, the sale and issuance of our insurance policies and investment contracts which are deferred and amortized over the estimated life of the related insurance policies. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. DAC is subsequently amortized to expense over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits.

The amortization of DAC for traditional long-duration insurance products (including guaranteed renewable term life insurance, life-contingent structured settlements and immediate annuities) is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, expenses and future yield on related investments established when the contract or policy is issued. U.S. GAAP requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing deems them to be inadequate or a re-pricing event occurs. Amortization is adjusted each period to reflect policy lapse or termination rates as compared to anticipated experience. Accordingly, we could experience accelerated amortization of DAC if policies terminate earlier than originally assumed.

Amortization of DAC for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to-date or for the unlocking of underlying key assumptions based on experience studies such as mortality, withdrawal or lapse rates, investment margin or maintenance expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2007, 2006 and 2005, key assumptions were unlocked in our Protection and Retirement Income and Institutional segments to reflect our current expectation of future investment spreads and mortality. The resulting change on amortization of DAC related to unlocking of underlying key assumptions was not material for the years ended December 31, 2007, 2006 and 2005.

The DAC amortization methodology for our variable products (variable annuities and variable universal life insurance) includes a long-term equity market average appreciation assumption of 8.5%. When actual returns vary from the expected 8.5%, we assume a reversion to the expected return over a three- to five-year period. The assumed returns over this reversion to the expected return period are limited to the 85th percentile of historical market performance. Variation in equity market returns that could be considered reasonably likely would not have a material effect on the amortization of DAC.

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

As of December 31, 2007, we believe all of our businesses have sufficient future income, where the related DAC would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. For the years ended December 31, 2007, 2006 and 2005, there were no charges to income as a result of our DAC recoverability testing.

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

As of December 31, 2007, we believe all of our businesses have sufficient future income, where the related PVFP would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. For the years ended December 31, 2007, 2006 and 2005, there were no charges to income as a result of our PVFP recoverability testing.

Valuation of goodwill. Goodwill represents the excess of the amount paid to acquire a business over the fair value of its net assets at the date of acquisition. Subsequent to acquisition, goodwill could become impaired if the fair value of a reporting unit as a whole were to decline below the value of its individually identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected income or cash flows of a reporting unit or generation of income by a reporting unit at a lower rate of return than similar businesses.

Under U.S. GAAP, we test the carrying value of goodwill for impairment annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Under certain circumstances, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The initial recognition of goodwill and subsequent testing for impairment require management to make assumptions concerning how the reporting unit will perform in the future. These assumptions are based on our historical experience and our expectations of future performance. Our estimates are subject to change given the inherent uncertainty in predicting future performance and cash flows which are impacted by such things as policyholder behavior, competitor pricing, new product introductions and specific industry and market conditions.

For the years ended December 31, 2007 and 2006, there were no charges to income as a result of our goodwill impairment testing. For the year ended December 31, 2005, we recorded a charge to income of $57.5 million as a result of our goodwill impairment testing.

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

Insurance reserves differ for long- and short-duration insurance policies and annuity contracts. Measurement of long-duration insurance reserves is based on approved actuarial methods, and includes assumptions about expenses, mortality, morbidity, lapse rates and future yield on related investments. Short-duration contracts are accounted for based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses incurred for which claims have not been reported. Short-duration contract loss estimates rely on actuarial observations of ultimate loss experience for similar historical events.

Derivatives. We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to our financial assets and liabilities. We also purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from: (i) changes in the fair value of derivatives not qualifying as accounting hedges; (ii) changes in the fair value of embedded derivatives required to be bifurcated from the related host contract; (iii) ineffectiveness of designated hedges; and (iv) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the estimated fair value amounts.

Valuation of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the taxpaying component level of our Company within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In determining the need for a valuation allowance, we consider carryback capacity, reversal of existing temporary differences, future taxable income and tax planning strategies. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as policyholder behavior, competitor pricing, new product introductions and specific industry and market conditions.

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

The assessment of contingent liabilities, including legal and income tax contingencies, involves the use of critical estimates, assumptions and judgments. Management’s estimates are based on their belief that future events will validate the current assumptions regarding the ultimate outcome of these exposures. However, there can be no assurance that future events, such as court decisions or Internal Revenue Service positions, will not differ from management’s assessments. Whenever practicable, management consults with third-party experts (including attorneys, accountants and claims administrators) to assist with the gathering and evaluation of information related to contingent liabilities. Based on internally and/or externally prepared evaluations, management makes a determination whether the potential exposure requires accrual in the consolidated financial statements.

Consolidated Results of Operations

Management’s discussion and analysis of financial condition and results of operations contains selected operating performance measures including “sales” and “insurance in-force” which are commonly used in the insurance and investment industries as measures of operating performance.

The following discussions of our results of operations should be read in conjunction with the “—Business trends and conditions.”

Our results of operations for the year ended December 31, 2006 included the results of operations of AML. As described in note 1 in “Item 8—Financial Statements and Supplementary Data,” for periods beginning after December 31, 2006, AML is not included in the results of operations.

The following table sets forth our consolidated results of operations:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Revenues:
Premiums	$1,063.2	$1,132.3	$1,112.4	$(69.1)	(6.1)%	$19.9	1.8%
Net investment income	1,189.9	1,116.9	1,018.6	73.0	6.5%	98.3	9.7%
Net investment gains (losses)	(91.1)	3.1	(9.7)	(94.2)	NM (1)	12.8	132.0%
Policy fees and other income	491.3	382.8	362.3	108.5	28.3%	20.5	5.6%

Total revenues	2,653.3	2,635.1	2,483.6	18.2	0.7%	151.5	6.1%

Benefits and expenses:
Benefits and other changes in policy reserves	1,105.4	1,101.9	1,145.1	3.5	0.3%	(43.2)	(3.8)%
Interest credited	541.3	496.7	456.0	44.6	9.0%	40.7	8.9%
Acquisition and operating expenses, net of deferrals	244.2	242.5	237.9	1.7	0.7%	4.6	1.9%
Amortization of deferred acquisition costs and intangibles	151.4	112.0	177.4	39.4	35.2%	(65.4)	(36.9)%
Interest expense	205.1	134.0	48.7	71.1	53.1%	85.3	175.2%

Total benefits and expenses	2,247.4	2,087.1	2,065.1	160.3	7.7%	22.0	1.1%

Income before income taxes and equity in net income of unconsolidated subsidiary	405.9	548.0	418.5	(142.1)	(25.9)%	129.5	30.9%
Provision for income taxes	101.3	188.4	147.9	(87.1)	(46.2)%	40.5	27.4%

Net income before equity in net income of unconsolidated subsidiary	304.6	359.6	270.6	(55.0)	(15.3)%	89.0	32.9%
Equity in net income of unconsolidated subsidiary	19.1	—	—	19.1	NM (1)	—	NM (1)

Net income	$323.7	$359.6	$270.6	$(35.9)	(10.0)%	$89.0	32.9%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2007 compared to 2006

Premiums. Premiums consist primarily of premiums earned on individual life insurance, Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies.

•	Premiums related to AML were $38.1 million for the year ended December 31, 2006.

•

Our Protection segment increased $31.7 million driven largely by in-force growth from new sales and renewal premiums in term life insurance, partially offset by a decrease in Medicare supplement insurance as lapses exceeded new sales.

•

Our Retirement Income and Institutional segment decreased $63.0 million as a result of lower life-contingent single premium immediate annuity sales primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

Net investment income. Net investment income represents the income earned on our investments.

•	Net investment income related to AML was $46.9 million for the year ended December 31, 2006.

•

Our Protection segment increased $91.9 million mainly from higher average invested assets attributable to an increase in securities purchased using proceeds from the issuance of non-recourse funding obligations supporting certain term and universal life insurance reserves and growth of the in-force block. Also contributing to the increase was higher investment income from limited partnership investments previously reported in our Corporate and Other activities. The current year included $9.7 million of additional investment income from bond calls, commercial mortgage loan prepayments and limited partnership income as compared to the prior year.

•

Our Retirement Income and Institutional segment increased $66.3 million mainly attributable to higher asset balances and increased yields on floating rate investments supporting our FABNs. Also contributing to the increase was higher investment income from limited partnership investments previously reported in our Corporate and Other activities. The current year included $15.1 million of additional investment income from bond calls, commercial mortgage loan prepayments and limited partnership income as compared to the prior year.

•

Our Corporate and Other activities decreased $38.3 million primarily due to lower income from limited partnership investments. In the current year, limited partnership income was allocated to our segments, whereas it had previously been reported in Corporate and Other activities.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and losses from the sale or impairment of our investments, unrealized and realized gains and losses from our trading securities, fair value hedging relationships, non-qualifying derivatives and embedded derivatives. We incurred approximately $62.4 million of impairments during the year ended December 31, 2007, of which $54.2 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. For a discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. Policy fees and other income consist primarily of fees assessed against policyholder and contractholder account values, cost of insurance and surrender charges assessed on universal life insurance policies and other fees.

•	Policy fees and other income related to AML were $2.0 million for the year ended December 31, 2006.

•

Our Protection segment increased $57.5 million primarily driven by increased sales of universal life insurance. Also contributing to the increase was an unfavorable adjustment of $10.4 million in unearned revenue in the prior year.

•

Our Retirement Income and Institutional segment increased $52.9 million attributable to increased assets under management from continued sales of our variable annuities, primarily our Income Distribution Series.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life insurance, Medicare supplement insurance and structured settlements and single premium immediate annuities with life contingencies.

•	Benefits and other changes in policy reserves related to AML were $40.3 million for the year ended December 31, 2006.

•

Our Protection segment increased $105.7 million principally attributable to growth of our term life insurance in-force block, lower persistency in term life insurance as compared to the prior year and a reclassification to acquisition and operating expenses related to commission deferrals in the current year. Partially offsetting this increase was a decrease in Medicare supplement insurance as lapses exceeded new sales.

•

Our Retirement Income and Institutional segment decreased $62.2 million resulting from lower life-contingent single premium immediate annuity sales primarily due to our continued pricing discipline in the current interest rate and yield curve environment and our decision in the third quarter of 2006 to discontinue sales of our life-contingent structured settlement annuities.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Interest credited related to AML was $16.0 million for the year ended December 31, 2006.

•	Our Protection segment increased $8.0 mainly from growth in our universal life insurance in-force block.

•

Our Retirement Income and Institutional segment increased $52.6 million principally from higher assets under management in our institutional business as our floating rate FABN portfolio increased, partially offset by scheduled maturities in our GIC portfolio. This increase was partially offset by lower account values on fixed annuities associated with surrenders more than offsetting sales and crediting rates being reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

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

•	Acquisition and operating expenses, net of deferrals, related to AML were $0.2 million for the year ended December 31, 2006.

•	Our Protection segment decreased $8.3 million primarily from a reclassification from benefits and other changes in reserves related to commission deferrals in the current year.

•	Our Retirement Income and Institutional segment increased $14.8 million mainly attributable to an increase in variable annuities from growth in assets under management.

•	Our Corporate and Other activities decreased $4.6 million attributable to a decrease in overhead expenses.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits, capitalized software and goodwill impairments.

•	Amortization of deferred acquisition costs and intangibles related to AML was $1.4 million for the year ended December 31, 2006.

•

Our Protection segment increased $27.2 million primarily from growth in the term and universal life insurance in-force blocks and higher lapses in term life insurance in the post-level period. The prior year included favorable adjustments to universal life insurance of $6.0 million due to an unearned revenue adjustment and $6.7 million associated with unlocking of estimated gross profit assumptions. Partially offsetting these increases was a decrease of $5.7 million from an unlocking of estimated gross profit assumptions in universal life insurance in the current year.

•	Our Retirement Income and Institutional segment increased $13.6 million principally from an increase in our variable annuities, primarily our Income Distribution Series.

Interest expense. Interest expense represents interest related to our non-recourse funding obligations. Interest expense increased primarily as a result of the issuances of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations.

Provision for income taxes. The effective tax rate decreased to 25.0% for the year ended December 31, 2007 from 34.4% for the year ended December 31, 2006. This decrease in the effective tax rate was primarily attributable to favorable examination developments and a change in estimate related to the prior year tax provision.

Net income

•	Net income related to AML was $18.1 million for the year ended December 31, 2006.

•

Our Protection segment decreased primarily as a result of lower persistency in the post-level term period and increased DAC amortization from growth in term and universal life insurance. This decrease was partially offset by in-force growth in universal life insurance.

•

Our Retirement Income and Institutional segment increased primarily from a lower effective tax rate related to favorable examination developments and a change in estimate related to the prior years tax provision. Additionally, income increased as a result of growth in assets under management of our variable annuities, primarily our Income Distribution Series.

2006 compared to 2005

Premiums

•	Our Protection segment increased $96.8 million primarily due to in-force growth from new policy issuances and renewals of policies of term life insurance.

•

Our Retirement Income and Institutional segment decreased $76.9 million attributable to a reduction in our life-contingent structured settlement annuities due to our continued pricing discipline in the current relatively low interest rate environment and our decision in the third quarter of 2006 to discontinue sales of this product.

Net investment income

•

Our Protection segment increased mainly as a result of an increase in assets purchased using proceeds from our issuance of non-recourse funding obligations supporting certain term and universal life insurance statutory reserves.

•	Our Retirement Income and Institutional segment increased primarily due to an increase in average invested assets due to higher sales of our FABNs.

•	These increases were partially offset by a decrease in average invested assets attributable to a $440.3 million dividend payment in December 2005.

Policy fees and other income

•	Our Protection segment decreased $12.1 million largely driven by an adjustment in unearned revenue in our universal life insurance products during 2006.

•	Our Retirement Income and Institutional segment increased $32.6 million segment principally from the growth of our in-force block of variable annuity products.

Benefits and other changes in policy reserves

•	Our Protection segment increased $29.1 largely due to the growth of our in-force term and universal life insurance that was partially offset by continued favorable mortality in 2006.

•

Our Retirement Income and Institutional segment decreased $72.3 million attributable to a reduction in our life-contingent structured settlement annuities due to our continued pricing discipline in the current relatively low interest rate environment and our decision in the third quarter of 2006 to discontinue sales of this product.

Interest credited. The increase was primarily due to our Retirement Income and Institutional segment from the growth of our floating rate FABNs in 2006 offset by a decrease in our GICs and funding agreements as a result of a planned reduction in these products.

Acquisition and operating expenses, net of deferrals

•

Our Protection segment increased $14.2 million primarily from growth in our in-force term and universal life insurance. Partially offsetting this increase was a correction of an error resulting in a reclassification to amortization of deferred acquisition costs.

•	Our Retirement Income and Institutional segment increased $4.6 million mainly due to growth in our in-force block of variable annuity products.

•	Our Corporate and Other activities decreased driven by a reduction in legal expenses as a result of settlements recorded in 2005 that did not recur in 2006.

Amortization of deferred acquisition costs and intangibles. The decrease was principally attributable to our Protection segment as a result of a goodwill impairment charge of $57.5 million that was recorded in 2005. There was also a decrease in universal life insurance related to an unearned revenue adjustment and revisions to estimated gross profit assumptions. Partially offsetting these decreases was a correction of an error resulting in a reclassification from acquisition and operating expenses, net of deferrals.

Interest expense. Interest expense increased primarily as a result of the issuances of additional non-recourse funding obligations and an increase in average floating rates paid on those obligations.

Provision for income taxes. The effective tax rate decreased to 34.4% for the year ended December 31, 2006 from 35.3% for the year ended December 31, 2005. The decrease in the effective rate was due primarily to the impact of the write off of goodwill in 2005 offset by a decrease in the dividends received deduction.

Net income

•

Our Protection segment increased primarily as a result of a goodwill impairment charge of $57.5 million recorded in 2005. The increase was also attributable to in-force growth in our term and universal life insurance.

•	Our Retirement Income and Institutional segment increased from in-force growth in our variable annuity products.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Years ended December 31,						Increase (decrease)
	2007		2006		2005		2007 vs. 2006		2006 vs. 2005
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	6.0%	$928.0	6.0%	$864.9	5.8%	$798.9	—%	$63.1	0.2%	$66.0
Fixed maturity securities—non-taxable	—%	—	—%	—	—%	0.1	—%	—	—%	(0.1)
Commercial mortgage loans	6.4%	183.8	6.5%	184.0	6.7%	172.1	(0.1)%	(0.2)	(0.2)%	11.9
Equity securities	10.2%	3.9	3.3%	0.8	5.2%	1.5	6.9%	3.1	(1.9)%	(0.7)
Other invested assets	3.9%	71.0	3.8%	58.7	5.2%	35.2	0.1%	12.3	(1.4)%	23.5
Policy loans	6.1%	28.2	6.3%	30.1	6.3%	29.4	(0.2)%	(1.9)	—%	0.7

Gross investment income before expenses and fees	5.9%	1,214.9	5.9%	1,138.5	5.9%	1,037.2	—%	76.4	—%	101.3
Expenses and fees	(0.1)%	(25.0)	(0.1)%	(21.6)	(0.1)%	(18.6)	—%	(3.4)	—%	(3.0)

Net investment income	5.8%	$1,189.9	5.8%	$1,116.9	5.8%	$1,018.6	—%	$73.0	—%	$98.3

Yields for fixed maturity and equity securities are based on weighted average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the year ended December 31, 2007, the overall investment yields were unchanged due to increased income from bond calls, commercial mortgage loan prepayments and limited partnership investments, which offsets an increase in other invested assets that have a lower yield than the overall portfolio. For the year ended December 31, 2006, the overall investment yields were unchanged due to an increase in invested assets and investment yields in term life insurance and FABNs. This increase was partially offset by a decrease in average invested assets attributable to a $440.3 million dividend payment in December 2005.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Available-for-sale securities:
Realized gains on sale	$9.8	$24.7	$33.7
Realized losses on sale	(30.2)	(25.7)	(15.5)
Impairments	(62.4)	(0.5)	(27.9)
Derivative instruments	(3.8)	5.7	—
Net unrealized losses on trading securities	(2.6)	(1.1)	—
Commercial mortgage loan loss reserve	(1.9)	—	—

Net investments gains (losses)	$(91.1)	$3.1	$(9.7)

2007 Compared to 2006

•

Net investment losses increased principally from an increase in interest rate related losses on the disposition of available-for-sale securities from opportunistic portfolio repositioning activities and impairments from credit-related events. These net investment losses included $62.4 million of impairments, $54.2 million of which related to sub-prime and Alt-A residential mortgage and asset-backed securities for the year ended December 31, 2007. The impairments of the sub-prime and Alt-A securities, which occurred solely in securities rated A or below, were the result of adverse changes in the present value of estimated cash flows of the underlying collateral. These adverse changes require the book value of these securities to be written down to market value reflecting a highly illiquid market for such securities.

•

The aggregate fair value of securities sold at a loss during the years ended December 31, 2007 and 2006 was $1,334.6 million and $1,101.4 million, respectively, which was 97.5% and 97.7% of book value, respectively.

2006 Compared to 2005

•	Net investment gains increased primarily due to higher credit-related impairments in 2005.

•

The aggregate fair value of securities sold at a loss during the years ended December 31, 2006 and 2005 was $1,101.4 million and $224.8 million, respectively, which was 97.7% and 97.7% of book value, respectively.

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

Commercial mortgage loans

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2007	2006	2005
Balance as of January 1	$5.3	$11.0	$15.9
Provision (release)	1.9	(5.7)	(2.3)
Transfer of AML	(0.3)	—	—
Amounts written off and reductions	—	—	(2.6)

Balance as of December 31	$6.9	$5.3	$11.0

During 2007, the loan loss provision was increased by $1.9 million due to growth in the portfolio and a change in reserving assumptions to reflect the current market environment. During 2006, we reduced our reserve for commercial loan losses from $11.0 million to $5.3 million reflecting continued strong credit performance in this portfolio. During 2005, we refined our process for estimating credit losses in our commercial mortgage loan portfolio. As a result of this adjustment, we released $2.3 million of commercial mortgage loan reserves to net investment income in the fourth quarter of 2005.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$9,217.6	44.3%	$9,643.7	46.9%
Private	6,019.7	29.0	6,319.0	30.7
Commercial mortgage loans	2,968.1	14.3	2,917.1	14.2
Other invested assets	1,437.5	6.9	740.2	3.6
Policy loans	466.8	2.2	486.7	2.4
Equity securities, available-for-sale	64.0	0.3	35.8	0.2
Cash and cash equivalents	616.4	3.0	423.8	2.0

Total cash, cash equivalents and invested assets	$20,790.1	100.0%	$20,566.3	100.0%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$189.3	$18.0	$(0.1)	$207.2
Government—non U.S.	293.0	28.1	(1.4)	319.7
U.S. corporate	6,983.1	99.6	(207.3)	6,875.4
Corporate—non U.S.	1,881.6	9.5	(79.7)	1,811.4
Mortgage and asset-backed	6,398.4	25.7	(400.5)	6,023.6

Total fixed maturity securities	15,745.4	180.9	(689.0)	15,237.3
Equity securities	60.5	3.6	(0.1)	64.0

Total available-for-sale securities	$15,805.9	$184.5	$(689.1)	$15,301.3

As of December 31, 2006, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$205.0	$13.3	$(0.3)	$218.0
Government—non U.S.	276.3	31.4	(0.1)	307.6
U.S. corporate	7,127.5	138.3	(91.3)	7,174.5
Corporate—non U.S.	1,678.3	17.9	(25.3)	1,670.9
Mortgage and asset-backed	6,606.6	26.6	(41.5)	6,591.7

Total fixed maturity securities	15,893.7	227.5	(158.5)	15,962.7
Equity securities	34.6	1.6	(0.4)	35.8

Total available-for-sale securities	$15,928.3	$229.1	$(158.9)	$15,998.5

Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2006 through December 31, 2007 were primarily a result of widening spreads during 2007, particularly in mortgage-backed and asset-backed securities attributable to marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans.

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$659.3	$1.8	$(44.3)	$616.8
AA	260.5	—	(89.2)	171.3

Subtotal	919.8	1.8	(133.5)	788.1
A	159.1	—	(61.0)	98.1
BBB	2.2	—	—	2.2

Total sub-prime residential mortgage-backed securities	$1,081.1	$1.8	$(194.5)	$888.4

Our sub-prime securities were principally backed by first lien mortgages. We did not have a significant exposure to second liens or option adjustable rate mortgages. We did not have any exposure to mezzanine collateralized debt obligations (“CDO”), interest margin deals, highly leveraged transactions or CDO-squared investments.

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$377.4	$0.2	$(16.5)	$361.1
AA	127.9	0.8	(15.4)	113.3

Subtotal	505.3	1.0	(31.9)	474.4
A	60.4	—	(14.6)	45.8
BBB	9.2	—	(2.6)	6.6
B	0.1	—	—	0.1

Total Alt-A residential mortgage-backed securities	$575.0	$1.0	$(49.1)	$526.9

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of December 31, 2007 were primarily a result of widening spreads during 2007 as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. As of December 31, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

The following table provides sub-prime and Alt-A residential mortgage-backed securities by origination as of the date indicated:

	December 31, 2007
Year of Origination	Sub-prime	Alt-A
2005 and prior	33.7%	55.6%
2006	50.2	29.4
2007	16.1	15.0

Total sub-prime and Alt-A residential mortgage-backed securities	100.0%	100.0%

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

A security is considered for other-than-temporary impairment if it meets any of the following criteria: fair value has been significantly below amortized cost for an extended period of time; the issuer has an event of default due to violation of covenants or other contractual terms or filed for bankruptcy protection; and/or the financial strength and prospects for the issuer indicate probability that payment of principal and interest in accordance with contractual terms will not be made.

As of each balance sheet date, we evaluate securities holdings in an unrealized loss position. Where we do not expect full recovery of value or do not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, we record the unrealized loss in income. When there has been an adverse change in underlying cash flows on lower quality securities holdings that represent an interest in securitized financial assets, we record the unrealized loss in income.

For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. In any event, this period does not exceed 18 months for common equity securities. We measure impairment charges based upon the difference between the book value of a security and its fair value. Fair value is based upon quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

For the years ended December 31, 2007, 2006 and 2005, we recognized impairment losses of $62.4 million, $0.5 million and $27.9 million, respectively. We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2007:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$16.7	$(0.1)	2	$—	$—	—
Government—non U.S.	26.1	(1.4)	19	—	—	—
U.S. corporate	2,512.4	(114.3)	352	1,313.9	(93.0)	242
Corporate—non U.S.	977.7	(48.9)	124	416.1	(30.8)	70
Asset-backed	2,271.2	(184.7)	281	873.9	(59.5)	106
Mortgage-backed	1,613.6	(106.7)	289	463.3	(49.6)	127

Subtotal, fixed maturity securities	7,417.7	(456.1)	1,067	3,067.2	(232.9)	545
Equity securities	—	—	—	0.8	(0.1)	2

Total temporarily impaired securities	$7,417.7	$(456.1)	1,067	$3,068.0	$(233.0)	547

% Below cost—fixed maturity securities:
<20% Below cost	$7,210.4	$(308.9)	990	$2,991.2	$(183.9)	509
20-50% Below cost	172.2	(94.9)	54	69.5	(33.3)	28
>50% Below cost	35.1	(52.3)	23	6.5	(15.7)	8

Total fixed maturity securities	7,417.7	(456.1)	1,067	3,067.2	(232.9)	545

% Below cost—equity securities:
<20% Below cost	—	—	—	0.8	(0.1)	2

Total equity securities	—	—	—	0.8	(0.1)	2

Total temporarily impaired securities	$7,417.7	$(456.1)	1,067	$3,068.0	$(233.0)	547

Investment grade	$7,129.5	$(442.2)	982	$2,963.5	$(219.4)	508
Below investment grade	288.2	(13.9)	85	104.5	(13.6)	39

Total temporarily impaired securities	$7,417.7	$(456.1)	1,067	$3,068.0	$(233.0)	547

The investment securities in an unrealized loss position as of December 31, 2007 consisted of 1,614 securities accounting for unrealized losses of $689.1 million. Of these unrealized losses, 96.0% were investment grade (rated AAA through BBB-) and 71.5% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to a generally higher interest rate environment including the widening of credit spreads as investors sought higher compensation for the assumption of market risk during 2007.

For the fixed maturity securities in an unrealized loss position as of December 31, 2007, nine securities were below cost 20% or more and below investment grade (rated BB+ and below) for twelve months or more with $6.0 million in unrealized losses. For equity securities in an unrealized loss position as of December 31, 2007, none were below cost 20% or more or below investment grade (rated BB+ and below) for twelve months or more.

As of December 31, 2007, we expect these investments to continue to perform with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2007. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Restricted other invested assets	$399.8	27.8%	$429.8	58.1%
Investment in unconsolidated subsidiary	346.5	24.1	—	—
Limited partnerships	262.3	18.2	103.0	13.9
Derivatives	213.3	14.9	45.3	6.1
Securities lending collateral	152.4	10.6	84.9	11.5
Trading securities	62.3	4.3	62.3	8.4
Short-term investments	—	—	12.0	1.6
Other investments	0.9	0.1	2.9	0.4

Total other invested assets	$1,437.5	100.0%	$740.2	100.0%

Derivatives

The fair value of derivative instruments are based upon either independent market quotations or pricing valuation models which utilize independent third-party data as inputs. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	December 31,
	2007			2006
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$2,513.7	$73.8	$24.4	$1,303.1	$13.8	$6.4
Equity index options	877.6	115.6	—	271.9	16.4	—
Limited guarantee	250.0	23.9	—	250.0	15.1	—
Financial futures	12.5	—	—	18.5	—	—

Total derivatives	$3,653.8	$213.3	$24.4	$1,843.5	$45.3	$6.4

The fair value of derivatives in a gain position was recorded in other invested assets and the fair value of derivatives in a loss position was recorded in other liabilities. As of December 31, 2007 and 2006, the fair value of derivatives included $150.9 million and $35.7 million, respectively, recorded in other invested assets and $14.5 million and $4.2 million, respectively, recorded in other liabilities related to derivatives that do not qualify for hedge accounting.

The increase in the notional value of derivatives during 2007 was primarily a result of entering into interest rate swaps with a notional value of $840.1 million to convert fixed rate assets or liabilities into floating rate assets or liabilities consistent with the overall asset-liability management for our FABN products. In addition, we had increases in notional value of $370.5 million and $605.7 million for interest rate swaps and equity index options, respectively, to improve asset-liability management for our variable annuity products during 2007. Genworth provides a limited parental guarantee to Rivermont I, which is accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and carried at fair value.

Consolidated Balance Sheets

Our consolidated balance sheet for the year ended December 31, 2006 included the financial position of AML. As described in note 1 in “Item 8—Financial Statements and Supplementary Data,” for periods beginning after December 31, 2006, AML is not included in the consolidated balance sheet.

Total assets. Total assets increased $1,473.1 million to $45,977.1 million as of December 31, 2007 from $44,504.0 million as of December 31, 2006.

•	Total assets decreased $1,377.2 million related to the transfer of AML.

•

Cash, cash equivalents and invested assets increased $223.8 million. An increase of $1,123.0 was primarily due to cash generated from operating activities, an increase in fixed maturities, our 34.5% investment in GLICNY and an increase in other invested assets. Partially offsetting this increase was a decrease of $899.2 million due to the transfer of AML. Also offsetting the increase was an increase in unrealized investment losses due to a generally higher interest rate environment, including the widening of credit spreads.

•

Deferred acquisition costs increased $302.1 million. An increase of $404.8 million was associated with the growth of our insurance in-force in term and universal life insurance and variable annuities, primarily our Income Distribution Series. Partially offsetting this increase was a decrease of $102.7 million due to the transfer of AML.

•	Reinsurance recoverable decreased $716.1 million due to the runoff of our ceded variable annuity and structured settlement blocks and the transfer of AML.

•	Separate account assets increased $1,622.4 million related to net flows and favorable market performance of the underlying securities.

Total liabilities. Total liabilities increased $1,630.4 million to $41,690.7 million as of December 31, 2007 from $40,060.3 million as of December 31, 2006.

•	Total liabilities decreased $1,091.2 million related to the transfer of AML.

•

Our policyholder-related liabilities decreased $720.6 million. The transfer of AML was the primary driver of the decrease. Also contributing to the decrease was the runoff of deferred annuities, structured settlements and the general account portion of a reinsured block of variable annuities. Partially offsetting these decreases was an increase in FABNs driven by increased sales, as well as growth in term and universal life insurance.

•	Non-recourse funding obligations increased $790.0 million from issuances during 2007.

•	Separate account liabilities increased $1,622.4 million related to net flows and favorable market performance of the underlying securities.

Total stockholders’ equity. Total stockholders’ equity decreased $157.3 million to $4,286.4 million as of December 31, 2007 from $4,443.7 million as of December 31, 2006.

•	The transfer of AML resulted in additional paid-in capital of $46.3 million driven by the difference in book value of AML and the investment in GLICNY.

•	Current year net income was $323.7 million.

•	Preferred stock of $110.0 million was redeemed during 2007.

•	A $2.5 million preferred stock dividend was declared and paid.

•	Accumulated other comprehensive losses increased $354.4 million primarily driven by an increase in unrealized net investment losses from the current interest rate environment.

•	There was a decrease of $56.7 million for a deemed dividend related to taxes.

Liquidity and Capital Resources

The principal liquidity requirements for our insurance operations are our contractual obligations to contractholders and annuitants. Contractual obligations include payments of claims under outstanding insurance policies and annuities, contract withdrawals and surrender benefits. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. We maintain a master promissory note and committed line with an indirect parent, GNA Corporation (“GNA”), of $500.0 million in total. The master promissory note and committed line provide liquidity to meet normal variation in cash requirements. In addition, the master promissory note is structured to provide us the ability to lend to GNA at a comparable short-term investment return. GNA owed us $0.5 million as of December 31, 2007 which was included in other assets in the consolidated balance sheet. As of December 31, 2006, we owed GNA $31.9 million which was included in other liabilities in the consolidated balance sheet.

The following table sets forth our condensed consolidated cash flows for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2007	2006	2005
Net cash from operating activities	$342.2	$624.1	$469.7
Net cash from investing activities	(954.0)	(2,869.3)	338.1
Net cash from financing activities	804.4	2,114.0	(735.2)

Net increase (decrease) in cash and cash equivalents	$192.6	$(131.2)	$72.6

Cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. Principal sources of cash include sales of our products and services. As an insurance business, we typically generate positive cash flows from operating activities, as premiums and deposits collected from our insurance and investment products exceed policy acquisition costs, benefits paid and redemptions. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. The decrease in cash flows from operating activities for the year ended December 31, 2007 was primarily the result of the timing of cash settlements of other assets and liabilities. Accordingly, in analyzing our cash flows, we focus on the change in the amount of cash available and used in investing activities.

The decrease in cash from investing activities for the year ended December 31, 2007 was primarily the result of an increase in purchases of investments related to the issuances of $969.0 million of FABNs and $790.0 million of non-recourse funding obligations.

Changes in cash from financing activities primarily related to the issuance of, and redemptions and benefit payments on, investment contracts, issuance and repayment of non-recourse funding obligations and dividends to our stockholders. For the year ended December 31, 2007, our net change in investment contracts was $131.1 million. This change was driven by a decrease in FABN issuances. During 2007, we issued $790.0 million of non-recourse funding obligations. We also paid $2.5 million of preferred stock dividends to our stockholders in 2007.

As of December 31, 2007, we had approximately $200.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. Of the $200.0 million aggregate amount outstanding as of December 31, 2007, $50.0 million had put option features of 180 days.

Our Retirement Income and Institutional segment previously issued a combined $3,719.6 million of FABNs and funding agreements, of which $550.0 million offered contractholders the option to make periodic elections to extend the maturity date of the contract as of December 31, 2007. The credit market conditions during 2007 made these types of institutional products less attractive compared to alternative products offering higher yields with more liquidity. Additionally, during this same time period and as of December 31, 2007, certain contractholders did not extend the maturity on approximately $500.0 million of outstanding notes, all of which will mature during 2008.

As of December 31, 2007, we had approximately $815.8 million of GICs. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed-maturity generally ranging from two to six years. Contracts provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits or the earned surplus are deemed “extraordinary” and require formal state insurance department approval. We are able to pay $496.9 million in dividends in 2008 without obtaining regulatory approval.

During 2005, we transferred approximately $499.0 million of investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities was $399.8 million and $429.8 million as of December 31, 2007 and 2006, respectively.

Capital resources and financing activities

In 2007, our wholly-owned subsidiaries, River Lake Insurance Company IV and River Lake Insurance Company II, issued non-recourse funding obligations in the amounts of $540.0 million and $250.0 million, respectively. As of December 31, 2007 and 2006, there were $3.6 billion and $2.8 billion of non-recourse funding obligations outstanding, respectively. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements. In August 2007, approximately $1.7 billion of our non-recourse funding obligations reset to the then current maximum contractual rate. In addition, in December 2007, the maximum rate on $500.0 million of the $1.7 billion of non-recourse funding obligations was contractually reset to a higher rate. In January 2008, the maximum rate on the remaining $1.2 billion of non-recourse funding obligations was contractually reset to a higher rate.

A reinsurance treaty between GLAIC and River Lake Insurance Company V (“River Lake V”), a subsidiary of GLAIC, was executed on December 18, 2007 to be effective October 1, 2007 (the “Reinsurance Treaty”). In conjunction with the Reinsurance Treaty, on December 12, 2007, River Lake V delivered to GLAIC a $550.0 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) entered into and among River Lake V, as account party, Genworth, as guarantor, and a third-party bank that serves as the administrative agent. Genworth guarantees the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement, including River Lake V’s obligation to reimburse the third-party bank for any draws by GLAIC on the LOC Agreement.

Contractual obligations and commercial commitments

We enter into obligations to third parties in the ordinary course of our operations. These obligations, as of December 31, 2007, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon this analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected herein. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed-rate borrowings. Examples of obligations that will vary include insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.” These include expenditures for income taxes and payroll.

	Payments due by period
(Amounts in millions)	Total	2008	2009-2010	2011-2012	2013 and thereafter
Borrowings and interest(1)	$9,310.1	$—	$—	$—	$9,310.1
Insurance liabilities(2)	13,845.8	1,690.5	2,617.2	2,141.9	7,396.2
Securities lending(3)	152.4	152.4	—	—	—
Commercial mortgage loan commitments(4)	15.4	15.4	—	—	—
Limited partnership commitments(4)	150.3	43.8	60.4	33.0	13.1
Unrecognized tax benefits(5)	52.9	—	4.4	5.2	43.3

Total contractual obligations	$23,526.9	$1,902.1	$2,682.0	$2,180.1	$16,762.7

(1)

Includes payments of principal and interest on our non-recourse funding obligations as described in note 11 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” For our U.S. domiciled insurance companies, any payment of principal, including by redemption, or interest on our non-recourse funding obligations are subject to regulatory approval. River Lake IV, a Bermuda domiciled insurance company, may repay principal of up to 15% of its capital without prior approval. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet due to interest included in the table that is expected to be payable in future years.

(2)

Includes estimated claim and benefit, policy surrender and commissions obligations offset by expected future deposits and premiums on in-force insurance policies and investment contracts. Estimated claim and benefit obligations are based on mortality, morbidity and lapse assumptions comparable with our historical experience. The obligations in this table have not been discounted at present value. In contrast to this table, our obligations recorded in the consolidated balance sheets are recorded in accordance with U.S. GAAP where the liabilities are discounted consistent with the present value concept under SFAS No. 60, Accounting and Reporting by Insurance Enterprises, as applicable. Therefore, the estimated obligations for insurance liabilities presented in this table significantly exceed the liabilities recorded in reserves for future policy benefits and the liability for policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. We have not included separate account obligations as these obligations are legally insulated from general account obligations and will be fully funded by cash flows from separate account assets. We expect to fully fund the obligations for insurance liabilities from cash flows from general account investments and future deposits and premiums.

(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2008.
(4)	Includes amounts we are committed to fund for U.S. commercial mortgage loans and interests in limited partnerships.
(5)

Includes the settlement of uncertain tax positions, with related interest, based on the estimated timing of the resolution of income tax examinations in multiple jurisdictions. See notes 2 and 12 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of uncertain tax positions.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2007 and 2006 were $279.4 million and $317.0 million, respectively.

There were no off-balance sheet securitization transactions in 2007, 2006 and 2005.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements with a third-party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

Financial support is provided under credit support agreements in which Genworth provides limited recourse for a maximum of $119.0 million of credit losses in such entities. We do not provide any such recourse. Assets with credit support are funded by demand notes that are further enhanced with support provided by GE Capital.

Inflation

We do not believe that inflation has had a material effect on our results of operations, except insofar as inflation may affect interest rates.

New Accounting Standards

For a discussion of recently adopted and not yet adopted accounting standards, see note 2 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

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

Credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes, mainly the result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A mortgage loan collateral underlying residential mortgage-backed securities during 2007. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the current market conditions.

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2007 and 2006 was $20,173.7 million and $20,142.5 million, respectively, of which 75.5% and 79.2%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by closely matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

We are exposed to equity risk on our holdings of common stocks and other equities, as well as risk on products where we have equity market risk exposure. We manage equity price risk through industry and issuer diversification and asset allocation techniques.

We use derivative financial instruments, such as interest rate and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain risks, including interest rate risk, currency risk and equity risk, by:

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

Interest rate risk

One means of assessing exposure of our fixed maturity securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed income securities portfolio to decline by approximately $549.5 million before the effect of deferred taxes, DAC and PVFP, based on our securities positions as of December 31, 2007.

Equity market risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would not have a material impact on the market value of our equity investments based on our equity positions as of December 31, 2007. In addition, fluctuations in equity market prices affect our revenues and returns from our separate account products, which depend upon fees that are related primarily to the value of assets under management, in relation to total change in fair value of the hedged item. However, we do not expect these fluctuations to have a material impact on our consolidated financial statements.

Derivative counterparty credit risk

We manage our derivative counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as a result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. The swaps that are executed under master swap agreements contain mutual credit downgrade provisions that provide the ability to require assignment or replacement in the event either party’s unsecured debt rating is downgraded below Moody’s “Baa” or S&P’s “BBB.”

Swaps and purchased options with contractual maturities longer than one year are conducted within the credit policy constraints provided in the table below. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P’s if the agreements governing such transactions require both parties to provide collateral in certain circumstances.

The following table sets forth derivative counterparty credit limits by credit rating as of December 31:

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

Genworth Life and Annuity Insurance Company and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors

Genworth Life and Annuity Insurance Company:

We have audited the accompanying consolidated balance sheets of Genworth Life and Annuity Insurance Company and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Life and Annuity Insurance Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genworth Life and Annuity Insurance Company and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

February 28, 2008

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in millions)

	Years ended December 31,
	2007	2006	2005
Revenues:
Premiums	$1,063.2	$1,132.3	$1,112.4
Net investment income	1,189.9	1,116.9	1,018.6
Net investment gains (losses)	(91.1)	3.1	(9.7)
Policy fees and other income	491.3	382.8	362.3

Total revenues	2,653.3	2,635.1	2,483.6

Benefits and expenses:
Benefits and other changes in policy reserves	1,105.4	1,101.9	1,145.1
Interest credited	541.3	496.7	456.0
Acquisition and operating expenses, net of deferrals	244.2	242.5	237.9
Amortization of deferred acquisition costs and intangibles	151.4	112.0	177.4
Interest expense	205.1	134.0	48.7

Total benefits and expenses	2,247.4	2,087.1	2,065.1

Income before income taxes and equity in net income of unconsolidated subsidiary	405.9	548.0	418.5
Provision for income taxes	101.3	188.4	147.9

Net income before equity in net income of unconsolidated subsidiary	304.6	359.6	270.6
Equity in net income of unconsolidated subsidiary	19.1	—	—

Net income	$323.7	$359.6	$270.6

See Accompanying Notes to Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in millions, except share and per share amounts)

	December 31,
	2007	2006
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$15,237.3	$15,962.7
Equity securities available-for-sale, at fair value	64.0	35.8
Commercial mortgage loans	2,968.1	2,917.1
Policy loans	466.8	486.7
Other invested assets ($399.8 and $429.8 restricted)	1,437.5	740.2

Total investments	20,173.7	20,142.5
Cash and cash equivalents	616.4	423.8
Accrued investment income	167.4	172.3
Deferred acquisition costs	2,962.2	2,660.0
Goodwill	450.9	471.2
Intangible assets	502.3	520.7
Reinsurance recoverable	8,670.6	9,386.8
Other assets	427.8	343.3
Separate account assets	12,005.8	10,383.4

Total assets	$45,977.1	$44,504.0

Liabilities and stockholders’ equity
Liabilities:
Future policy benefits	$9,809.4	$10,033.6
Policyholder account balances	13,962.3	14,439.8
Liability for policy and contract claims	263.1	279.3
Unearned premiums	21.4	24.1
Deferred income tax liability	1,077.9	1,004.5
Non-recourse funding obligations	3,555.0	2,765.0
Other liabilities ($415.1 and $436.6 restricted)	995.8	1,130.6
Separate account liabilities	12,005.8	10,383.4

Total liabilities	41,690.7	40,060.3

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Cumulative Series A ($1,000 par value, $1,000 redemption and liquidation value, 200,000 shares authorized, zero and 110,000 shares issued and outstanding as of December 31, 2007 and 2006, respectively)	—	110.0
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	4,071.6	4,025.3

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(338.2)	21.7
Derivatives qualifying as hedges	4.9	0.3

Total accumulated other comprehensive income (loss)	(333.3)	22.0
Retained earnings	522.5	260.8

Total stockholders’ equity	4,286.4	4,443.7

Total liabilities and stockholders’ equity	$45,977.1	$44,504.0

See Accompanying Notes to Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in millions)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
Balances as of December 31, 2004	$120.0	$25.6	$4,147.6	$200.7	$543.8	$5,037.7

Comprehensive income (loss):
Net income	—	—	—	—	270.6	270.6
Net unrealized gains (losses) on investment securities	—	—	—	(116.8)	—	(116.8)
Derivatives qualifying as hedges	—	—	—	(2.0)	—	(2.0)
Additional minimum pension liability	—	—	—	(0.2)	—	(0.2)

Total comprehensive income (loss)						151.6
Dividends and other transactions with stockholders	—	—	(127.5)	—	(456.3)	(583.8)

Balances as of December 31, 2005	120.0	25.6	4,020.1	81.7	358.1	4,605.5

Comprehensive income (loss):
Net income	—	—	—	—	359.6	359.6
Net unrealized gains (losses) on investment securities	—	—	—	(62.4)	—	(62.4)
Derivatives qualifying as hedges	—	—	—	(0.6)	—	(0.6)
Additional minimum pension liability	—	—	—	3.3	—	3.3

Total comprehensive income (loss)						299.9
Redemption of preferred stock	(10.0)	—	—	—	—	(10.0)
Dividends and other transactions with stockholders	—	—	5.2	—	(456.9)	(451.7)

Balances as of December 31, 2006	110.0	25.6	4,025.3	22.0	260.8	4,443.7

Comprehensive income (loss):
Net income	—	—	—	—	323.7	323.7
Net unrealized gains (losses) on investment securities	—	—	—	(359.9)	—	(359.9)
Derivatives qualifying as hedges	—	—	—	4.6	—	4.6

Total comprehensive income (loss)						(31.6)
Redemption of preferred stock	(110.0)	—	—	—	—	(110.0)
Dividends and other transactions with stockholders	—	—	46.3	—	(62.0)	(15.7)

Balances as of December 31, 2007	$—	$25.6	$4,071.6	$(333.3)	$522.5	$4,286.4

See Accompanying Notes to Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$323.7	$359.6	$270.6
Adjustments to reconcile net income to net cash from operating activities:
Net investments (gains) losses	91.1	(3.1)	9.7
Equity in net income of unconsolidated subsidiary	(19.1)	—	—
Charges assessed to policyholders	(349.5)	(295.2)	(303.5)
Purchases of trading securities	(5.1)	(49.3)	(15.0)
Amortization of fixed maturity discounts and premiums	(7.4)	0.3	14.7
Acquisition costs deferred	(488.3)	(489.1)	(381.9)
Amortization of deferred acquisition costs and intangibles	151.4	112.0	177.4
Deferred income taxes	215.7	236.0	393.5
Change in certain assets and liabilities:
Accrued investment income and other assets	(316.1)	32.5	(6.6)
Insurance reserves	769.8	718.0	674.1
Other liabilities and policy-related balances	(24.0)	2.4	(363.3)

Net cash from operating activities	342.2	624.1	469.7

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	2,419.7	2,627.8	1,536.3
Commercial mortgage loans	505.6	228.0	483.3
Proceeds from sales of investments:
Fixed maturities and equity securities	1,477.1	950.7	2,595.4
Purchases and originations of investments:
Fixed maturities and equity securities	(4,477.9)	(6,187.2)	(3,675.8)
Commercial mortgage loans	(692.1)	(461.4)	(611.8)
Other invested assets, net	(148.2)	(12.0)	15.0
Cash related to transfer of subsidiary to an affiliate	(27.0)	—	—
Policy loans, net	(11.2)	(15.2)	(4.3)

Net cash from investing activities	(954.0)	(2,869.3)	338.1

Cash flows from financing activities:
Proceeds from issuance of investment contracts	4,582.0	5,237.1	2,394.8
Redemption and benefit payments on investment contracts	(4,450.9)	(4,047.0)	(3,502.1)
Proceeds from secured borrowings from affiliate	—	—	30.1
Proceeds from short-term borrowings and other, net	518.2	423.0	965.5
Payments on short-term borrowings	(522.4)	(394.4)	(997.9)
Proceeds from issuance of non-recourse funding obligations	790.0	1,365.0	500.0
Redemption of preferred stock	(110.0)	(10.0)	—
Dividends paid to stockholders	(2.5)	(459.7)	(125.6)

Net cash from financing activities	804.4	2,114.0	(735.2)

Net change in cash and cash equivalents	192.6	(131.2)	72.6
Cash and cash equivalents at beginning of year	423.8	555.0	482.4

Cash and cash equivalents at end of year	$616.4	$423.8	$555.0

See Accompanying Notes to Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

(1) Formation and Nature of Business

(a) Formation

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

On January 1, 2007, Federal Home Life Insurance Company (“FHL”) and First Colony Life Insurance Company (“FCL”) merged with and into GLAIC. GLAIC was the surviving entity. FHL and FCL were both stock life insurance companies operating under charters granted by the Commonwealth of Virginia and both were affiliates of the Company. We received regulatory approval from the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia for these mergers. The accompanying financial information has been presented as if the mergers had been effective for all periods and were accounted for as a pooling of interests for entities under common control as the Company, FHL and FCL were all wholly-owned subsidiaries of Genworth.

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

On January 1, 2007, we transferred assets of $1,377.2 million, including cash and cash equivalents of $27.0 million, and liabilities of $1,091.2 million of AML to GLICNY in exchange for an investment in GLICNY of $334.4 million, representing a 34.5% investment in GLICNY. Additionally, $2.1 million was recorded related to unrealized investment gains and derivative items in equity related to the transfer. The transfer was recorded at book value as the entities were under common control, and accordingly, the difference of $46.3 million between the book value of AML and the investment in GLICNY was recorded as additional paid-in capital. Our investment in GLICNY is recorded under the equity method of accounting. As of December 31, 2007, the carrying value of our investment in GLICNY was $346.5 million and was included in other invested assets.

The accompanying consolidated financial statements include the historical operations and accounts of the Company and its subsidiaries which include Assigned Settlement, Inc., GNWLAAC Real Estate Holding, LLC, AML, Jamestown Life Insurance Company, River Lake Insurance Company (“River Lake I”), River Lake Insurance Company II (“River Lake II”), River Lake Insurance Company III (“River Lake III”), River Lake Insurance Company IV Limited (“River Lake IV”), River Lake Insurance Company V (“River Lake V”) and Rivermont Life Insurance Company I (“Rivermont I”).

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(b) Nature of Business

We have two segments: (i) Protection and (ii) Retirement Income and Institutional.

Protection products are intended to provide protection against financial hardship primarily after the death of an insured and to protect income and assets from other adverse economic impacts of significant health care costs. Our principal product lines under the Protection segment are term life insurance, universal life insurance, interest-sensitive whole life insurance and Medicare supplement insurance.

Retirement Income and Institutional contracts include fixed and variable immediate and deferred individual annuities, variable life insurance products, funding agreements backing notes (“FABNs”), funding agreements and guaranteed investment contracts (“GICs”). In 2006, we decided to discontinue the sale of structured settlement annuities.

We distribute our products through three primary channels: financial intermediaries (banks, securities brokerage firms and independent broker/dealers), independent producers (brokerage general agencies, affluent market producer groups and specialized brokers) and dedicated sales specialists (affiliated networks of both accountants and personal financial advisors). We also distribute a limited number of products through a direct sales force and defined contribution plan record keepers.

(2) Summary of Significant Accounting Policies

Our consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. In 2007, we elected to report separately our liabilities for future policy benefits and policyholder account balances in our consolidated balance sheets. Therefore, the respective prior year amounts have been reclassified to conform to the current year presentation. Additionally, during 2007, an immaterial error related to the classification of certain 2006 expense amounts was identified. This immaterial error resulted in a reclassification between acquisition and operating expenses, net of deferrals, and amortization of deferred acquisition costs and intangibles of $27.9 million. The immaterial reclassification had no impact on total benefits and expenses, on net income or on deferred acquisition costs.

(a) Premiums

For traditional long-duration insurance contracts, we report premiums as earned when due. For short-duration insurance contracts, we report premiums as revenue over the terms of the related insurance policies on a pro-rata basis or in proportion to expected claims.

Premiums received under annuity contracts without significant mortality risk and premiums received on investment and universal life insurance products are not reported as revenues, but rather as deposits, and are included in liabilities for policyholder account balances.

(b) Net Investment Income and Net Investment Gains and Losses

Investment income is recognized when earned. Investment gains and losses are calculated on the basis of specific identification.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Investment income on mortgage-backed and asset-backed securities is initially based upon yield, cash flow and prepayment assumptions at the date of purchase. Subsequent revisions in those assumptions are recorded using the retrospective or prospective method. Under the retrospective method, used for mortgage-backed and asset-backed securities of high credit quality (ratings equal to or greater than AA or that are U.S. Agency backed) which cannot be contractually prepaid, amortized cost of the security is adjusted to the amount that would have existed had the revised assumptions been in place at the date of purchase. The adjustments to amortized cost are recorded as a charge or credit to net investment income. Under the prospective method, which is used for all other mortgage-backed and asset-backed securities, future cash flows are estimated and interest income is recognized going forward using the new internal rate of return.

(c) Policy Fees and Other Income

Policy fees and other income consist primarily of insurance charges assessed on universal life insurance contracts, fees assessed against policyholder account values and surrender fee income. Charges to policyholder accounts for universal life cost of insurance are recognized as revenue when due. Variable product fees are charged to variable annuity contractholders and variable life insurance policyholders based upon the daily net assets of the contractholder’s and policyholder’s account values, respectively, and are recognized as revenue when charged. Surrender fees are recognized as income when the contract or policy is surrendered.

(d) Investment Securities

At the time of purchase, we designate our investment securities as either available-for-sale or trading and report them in our consolidated balance sheets at fair value. Our portfolio of fixed maturity securities is comprised primarily of investment grade registered securities traded in markets where estimates of fair values are readily obtained from independent pricing sources. For our less liquid securities, such as privately placed securities, we employ alternative valuation methods commonly used in the financial services industry to estimate fair value. Changes in the fair value of available-for-sale investments, net of the effect on deferred acquisition costs (“DAC”), present value of future profits (“PVFP”) and deferred income taxes, are reflected as unrealized investment gains or losses in a separate component of accumulated other comprehensive income. Realized and unrealized gains and losses related to trading securities are reflected in net investment gains (losses). Trading securities are included in other invested assets in our consolidated balance sheets.

As of each balance sheet date, we evaluate securities holdings in an unrealized loss position. Where we do not expect full recovery of value or do not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, we record the unrealized loss in income. When there has been an adverse change in underlying cash flows on lower quality securities holdings that represent an interest in securitized financial assets, we record the unrealized loss in income.

(e) Commercial Mortgage Loans

Commercial mortgage loans are generally stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss. Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Loan origination fees and direct costs, as well as premiums and discounts, are amortized as level yield adjustments over the respective loan terms. Unamortized net fees or costs are recognized upon early repayment of the loans. Loan commitment fees are generally deferred and amortized on an effective yield basis over the term of the loan. Impaired loans are generally carried on a non-accrual status. Loans are ordinarily placed on non-accrual status when, in management’s opinion, the collection of principal or interest is unlikely, or when the collection of principal or interest is 90 days or more past due.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The allowance for loan losses is maintained at a level that management determines is adequate to absorb estimated probable incurred losses in the loan portfolio. Management’s evaluation process to determine the adequacy of the allowance utilizes an analytical model based on historical loss experience adjusted for current events, trends and economic conditions. The actual amounts realized could differ in the near term from the amounts assumed in arriving at the allowance for loan losses reported in the consolidated financial statements.

All losses of principal are charged to the allowance for loan losses in the period in which the loan is deemed to be uncollectible. Additions and reductions are made to the allowance through periodic provisions or benefits to net investment gains (losses).

(f) Securities Lending Activity

We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, primarily consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities in the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. The fair value of collateral held was $152.4 million and $84.9 million as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, we had no non-cash collateral. As of December 31, 2007 and 2006, the fair value of securities pledged under the securities lending program was $146.2 million and $81.3 million, respectively, and was included in fixed maturity securities in our consolidated balance sheets.

(g) Cash and Cash Equivalents

Certificates of deposit, money market funds and other time deposits with original maturities of 90 days or less are considered cash equivalents in the consolidated balance sheets and consolidated statements of cash flows. Items with maturities greater than 90 days but less than one year at the time of acquisition are considered short-term investments.

(h) Deferred Acquisition Costs

Acquisition costs include costs which vary with, and are primarily related to, the acquisition of insurance and investment contracts. Such costs are deferred and amortized as follows:

Long-Duration Contracts. Acquisition costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Amortization for traditional long-duration insurance products is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, expenses and future yield on related investments established when the contract or policy is issued. Amortization is adjusted each period to reflect policy lapses or termination rates as compared to anticipated experience. Amortization for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on estimated gross profits. Estimated gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions based on experience studies.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Short-Duration Contracts. Acquisition costs consist primarily of commissions and premium taxes and are amortized ratably over the terms of the underlying policies.

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For the years ended December 31, 2007, 2006 and 2005, no charges to income were recorded as a result of our DAC recoverability testing.

(i) Intangible Assets

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

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves. For the years ended December 31, 2007, 2006 and 2005, no charges to income were recorded as a result of our PVFP recoverability testing.

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

Software. Purchased software and certain application development costs related to internally developed software are capitalized above de minimus thresholds. When the software is ready for its intended use, the amounts capitalized are amortized over the expected useful life, not to exceed five years.

(j) Goodwill

Goodwill is not amortized but is tested for impairment at least annually using a fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value. We use discounted cash flows and other valuation techniques to establish fair values. There was no goodwill impairment charge recorded in 2007 or in 2006. Based on the results of our testing, we recorded a goodwill impairment charge of $57.5 million in 2005.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(k) Reinsurance

Premium revenue, benefits and acquisition and operating expenses, net of deferrals, are reported net of the amounts relating to reinsurance ceded to and assumed from other companies. Amounts due from reinsurers for incurred and estimated future claims are reflected in the reinsurance recoverable asset. The cost of reinsurance is accounted for over the terms of the related treaties using assumptions consistent with those used to account for the underlying reinsured policies. Premium revenue, benefits and acquisition and operating expenses, net of deferrals, for reinsurance assumed contracts that do not qualify for reinsurance accounting are accounted for under the deposit method of accounting.

(l) Derivatives

Derivative financial instruments are used to manage risk through one of four principal risk management strategies including: (i) liabilities; (ii) invested assets; (iii) portfolios of assets or liabilities; and (iv) forecasted transactions.

On the date we enter into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value or cash flow). If a derivative does not qualify for hedge accounting according to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the changes in its fair value and all scheduled periodic settlement receipts and payments are reported in income.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. In this documentation, we specifically identify the asset, liability or forecasted transaction that has been designated as a hedged item, state how the hedging instrument is expected to hedge the risks related to the hedged item, and set forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method that will be used to measure hedge ineffectiveness. We generally determine hedge effectiveness based on total changes in fair value of the hedged item attributable to the hedged risk and the total changes in fair value of the derivative instrument.

We discontinue hedge accounting prospectively when: (i) it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated or exercised; (iii) the derivative is de-designated as a hedge instrument; or (iv) it is probable that the forecasted transaction will not occur.

We designate and account for the following as cash flow hedges when they have met the effectiveness requirements of SFAS No. 133: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; and (iii) other instruments to hedge the cash flows of various other forecasted transactions.

For all qualifying and highly effective cash flow hedges, the effective portion of changes in fair value of the derivative instrument is reported as a component of other comprehensive income. The ineffective portion of changes in fair value of the derivative instrument is reported as a component of income. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative continues to be carried on the consolidated balance sheets at its fair value, and gains and losses that were accumulated in other comprehensive income are recognized immediately in income. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in other comprehensive income

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

and is recognized when the transaction affects income; however, prospective hedge accounting for the transaction is terminated. In all other situations in which hedge accounting is discontinued on a cash flow hedge, amounts previously deferred in other comprehensive income are reclassified into income when income is impacted by the variability of the cash flow of the hedged item.

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

For all qualifying and highly effective fair value hedges, the changes in fair value of the derivative instrument are reported in income. In addition, changes in fair value attributable to the hedged portion of the underlying instrument are reported in income. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative continues to be carried on the consolidated balance sheets at its fair value, but the hedged asset or liability will no longer be adjusted for changes in fair value. In all other situations in which hedge accounting is discontinued, the derivative is carried at its fair value in the consolidated balance sheets, with changes in its fair value recognized in the current period as income.

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

(m) Separate Accounts

The separate account assets represent funds for which the investment income and investment gains and losses accrue directly to the variable annuity contractholders and variable life insurance policyholders. We assess mortality and expense risk fees and administration charges on the assets allocated to the separate accounts. The separate account assets are carried at fair value and are equal to the liabilities that represent the contractholders’ and policyholders’ equity in those assets.

(n) Insurance Reserves

Future Policy Benefits

We account for the liability for future policy benefits in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. We include insurance-type contracts, such as traditional life insurance in the liability for future policy benefits. Insurance-type contracts are broadly defined to include contracts with

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums based on mortality, morbidity and other assumptions, which are appropriate at the time the policies are issued or acquired. These assumptions are periodically evaluated for potential reserve deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported and claims in the process of settlement. This estimate is based on our historical experience and that of the insurance industry, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

Policyholder Account Balances

We account for the liability for policyholder account balances in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. We include investment-type contracts and our universal life insurance contracts in the liability for policyholder account balances. Investment-type contracts are broadly defined to include contracts without significant mortality or morbidity risk. Payments received from sales of investment contracts are recognized by providing a liability equal to the current account value of the policyholders’ contracts. Interest rates credited to investment contracts are guaranteed for the initial policy term with renewal rates determined as necessary by management.

(o) Liability for Policy and Contract Claims

The liability for policy and contract claims represents the amount needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred on or before the end of the respective reporting period. The estimated liability includes requirements for future payments of: (a) claims that have been reported to the insurer; (b) claims related to insured events that have occurred but that have not been reported to the insurer as of the date the liability is estimated; and (c) claim adjustment expenses. Claim adjustment expenses include costs incurred in the claim settlement process such as legal fees and costs to record, process and adjust claims.

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

(p) Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled if there is no change in law. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

For the period beginning January 1, 2004, and ending on the date of the transfer of our outstanding capital stock to Genworth, we were included in the consolidated federal income tax return of General Electric (“GE”). During this period, we were subject to a tax-sharing arrangement that allocated tax on a separate company basis, but provided benefit for current utilization of losses and credits.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

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

We are party to an assumption agreement with our indirect parent company, GNA Corporation (“GNA”), whereby GNA assumes responsibility for any tax contingencies (that will not give rise to future reversals) on our behalf. These contingencies are reflected as an expense of the Company when incurred and are included in current tax expense. The Company recognizes the corresponding amount as a change in stockholders’ equity since the liability for the contingency is assumed by GNA.

(q) Accounting Changes

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This guidance clarifies the criteria that must be satisfied to recognize the financial statement benefit of a position taken in our tax returns. The criteria for recognition in the consolidated financial statements set forth in FIN No. 48 require an affirmative determination that it is more likely than not, based on a tax position’s technical merits, that we are entitled to the benefit of that position.

Upon adoption of FIN No. 48 on January 1, 2007, the total amount of unrecognized tax benefits was $74.3 million, of which, $53.3 million, if recognized, would affect the effective tax rate.

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts

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

Accounting for Certain Hybrid Financial Instruments

As of January 1, 2006, we adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS No. 155: (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. Adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.

(r) Accounting Pronouncements Not Yet Adopted

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us on January 1, 2008. The adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements. During December 2007, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. We expect to elect the partial adoption of SFAS No. 157 under the provisions of the FSP for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. The FASB also issued proposed FSP FAS 157-c in January 2008 that would amend SFAS No. 157 to clarify the principles on fair value measurement of liabilities. Management is monitoring the status of these proposed FSPs for any impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items will be reported in earnings in the current period. SFAS No. 159 is effective for us on January 1, 2008. The adoption of SFAS No. 159 will not impact our consolidated financial statements, as no items will be elected for measurement at fair value upon initial adoption. Subsequent to initial adoption, we will evaluate eligible financial assets and liabilities on their election dates. Any future elections made under this standard would be disclosed in accordance with the provisions outlined in the statement.

In December 2007, FASB issued SFAS No. 141R, Business Combinations. This statement establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS No. 141R will be effective for us on January 1, 2009 and will be applied to business combinations for which the acquisition date is on or after the effective date. We do not expect SFAS No. 141R to have a material impact on our consolidated financial statements.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(3) Investments

(a) Net Investment Income

Sources of net investment income for the years ended December 31 were as follows:

(Amounts in millions)	2007	2006	2005
Fixed maturity securities—taxable	$928.0	$864.9	$798.9
Fixed maturity securities—non-taxable	—	—	0.1
Commercial mortgage loans	183.8	184.0	172.1
Equity securities	3.9	0.8	1.5
Other investments	71.0	58.7	35.2
Policy loans	28.2	30.1	29.4

Gross investment income before expenses and fees	1,214.9	1,138.5	1,037.2
Expenses and fees	(25.0)	(21.6)	(18.6)

Net investment income	$1,189.9	$1,116.9	$1,018.6

(b) Net Investment Gains (Losses)

Net investment gains (losses) for the years ended December 31 were as follows:

(Amounts in millions)	2007	2006	2005
Available-for-sale securities:
Realized gains on sale	$9.8	$24.7	$33.7
Realized losses on sale	(30.2)	(25.7)	(15.5)
Impairments	(62.4)	(0.5)	(27.9)
Derivative instruments	(3.8)	5.7	—
Net unrealized losses on trading securities	(2.6)	(1.1)	—
Commercial mortgage loan loss reserve	(1.9)	—	—

Net investments gains (losses)	$(91.1)	$3.1	$(9.7)

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(c) Unrealized Investment Gains and Losses

Net unrealized gains and losses on investment securities classified as available-for-sale and other invested assets are reduced by deferred income taxes and adjustments to PVFP and DAC that would have resulted had such gains and losses been realized. Net unrealized gains and losses on available-for-sale investment securities reflected as a separate component of accumulated other comprehensive income (loss) as of December 31 were as follows:

(Amounts in millions)	2007	2006	2005
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(508.1)	$69.0	$182.2
Equity securities	3.5	1.2	6.1
Restricted other invested assets	(15.3)	(6.8)	(3.5)
Other invested assets—investment in unconsolidated subsidiary	(10.5)	—	—

Subtotal	(530.4)	63.4	184.8

Adjustments to present value of future profits and deferred acquisitions costs	12.3	(30.2)	(55.7)
Deferred income taxes, net	179.9	(11.5)	(45.0)

Net unrealized investment gains (losses)	$(338.2)	$21.7	$84.1

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) for the years ended December 31 was as follows:

(Amounts in millions)	2007	2006	2005
Net unrealized investment gains (losses) as of January 1	$21.7	$84.1	$200.9

Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(673.8)	(122.5)	(235.0)
Adjustment to deferred acquisition costs	14.8	4.7	6.1
Adjustment to present value of future profits	27.7	20.8	42.6
Provision for deferred income taxes	219.4	33.5	63.2

Changes in unrealized gains (losses) on investment securities	(411.9)	(63.5)	(123.1)
Reclassification adjustments to net investment (gains) losses, net of deferred taxes of $(28.0), $(0.5) and $(3.4)	52.0	1.1	6.3

Net unrealized investment gains (losses) as of December 31	$(338.2)	$21.7	$84.1

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(d) Fixed Maturity and Equity Securities

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$189.3	$18.0	$(0.1)	$207.2
Government—non U.S.	293.0	28.1	(1.4)	319.7
U.S. corporate	6,983.1	99.6	(207.3)	6,875.4
Corporate—non U.S.	1,881.6	9.5	(79.7)	1,811.4
Mortgage and asset-backed	6,398.4	25.7	(400.5)	6,023.6

Total fixed maturity securities	15,745.4	180.9	(689.0)	15,237.3
Equity securities	60.5	3.6	(0.1)	64.0

Total available-for-sale securities	$15,805.9	$184.5	$(689.1)	$15,301.3

As of December 31, 2006, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$205.0	$13.3	$(0.3)	$218.0
Government—non U.S.	276.3	31.4	(0.1)	307.6
U.S. corporate	7,127.5	138.3	(91.3)	7,174.5
Corporate—non U.S.	1,678.3	17.9	(25.3)	1,670.9
Mortgage and asset-backed	6,606.6	26.6	(41.5)	6,591.7

Total fixed maturity securities	15,893.7	227.5	(158.5)	15,962.7
Equity securities	34.6	1.6	(0.4)	35.8

Total available-for-sale securities	$15,928.3	$229.1	$(158.9)	$15,998.5

As of each balance sheet date, we evaluate securities holdings in an unrealized loss position. Where we do not expect full recovery of value or do not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, we record the unrealized loss in income. When there has been an adverse change in underlying cash flows on lower quality securities holdings that represent an interest in securitized financial assets, we record the unrealized loss in income.

For equity securities, we recognize an impairment charge in the period in which we determine that the security will not recover to book value within a reasonable period. We determine what constitutes a reasonable period on a security-by-security basis based upon consideration of all the evidence available to us, including the magnitude of an unrealized loss and its duration. We measure impairment charges based upon the difference between the book value of a security and its fair value.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists. The aggregate fair value of securities sold at a loss during the twelve months ended December 31, 2007 was $1,334.6 million, which was approximately 97.5% of book value.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2007:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$16.7	$(0.1)	2	$—	$—	—
Government—non U.S.	26.1	(1.4)	19	—	—	—
U.S. corporate	2,512.4	(114.3)	352	1,313.9	(93.0)	242
Corporate—non U.S.	977.7	(48.9)	124	416.1	(30.8)	70
Asset-backed	2,271.2	(184.7)	281	873.9	(59.5)	106
Mortgage-backed	1,613.6	(106.7)	289	463.3	(49.6)	127

Subtotal, fixed maturity securities	7,417.7	(456.1)	1,067	3,067.2	(232.9)	545
Equity securities	—	—	—	0.8	(0.1)	2

Total temporarily impaired securities	$7,417.7	$(456.1)	1,067	$3,068.0	$(233.0)	547

% Below cost—fixed maturity securities:
<20% Below cost	$7,210.4	$(308.9)	990	$2,991.2	$(183.9)	509
20-50% Below cost	172.2	(94.9)	54	69.5	(33.3)	28
>50% Below cost	35.1	(52.3)	23	6.5	(15.7)	8

Total fixed maturity securities	7,417.7	(456.1)	1,067	3,067.2	(232.9)	545

% Below cost—equity securities:
<20% Below cost	—	—	—	0.8	(0.1)	2

Total equity securities	—	—	—	0.8	(0.1)	2

Total temporarily impaired securities	$7,417.7	$(456.1)	1,067	$3,068.0	$(233.0)	547

Investment grade	$7,129.5	$(442.2)	982	$2,963.5	$(219.4)	508
Below investment grade	288.2	(13.9)	85	104.5	(13.6)	39

Total temporarily impaired securities	$7,417.7	$(456.1)	1,067	$3,068.0	$(233.0)	547

The investment securities in an unrealized loss position as of December 31, 2007 consisted of 1,614 securities accounting for unrealized losses of $689.1 million. Of these unrealized losses, 96.0% were investment grade (rated AAA through BBB-) and 71.5% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to a generally higher interest rate environment including the widening of credit spreads as investors sought higher compensation for the assumption of market risk during 2007.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

For the fixed maturity securities in an unrealized loss position as of December 31, 2007, nine securities were below cost 20% or more and below investment grade (rated BB+ and below) for twelve months or more with $6.0 million in unrealized losses. For equity securities in an unrealized loss position as of December 31, 2007, none were below cost 20% or more or below investment grade (rated BB+ and below) for twelve months or more.

As of December 31, 2007, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2007. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement and liquidity requirements.

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2006:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entites	$14.0	$(0.2)	4	$5.6	$(0.1)	5
Government—non U.S.	—	—	—	5.5	(0.1)	6
U.S. corporate	1,554.1	(24.3)	265	1,835.4	(67.0)	413
Corporate—non U.S.	335.9	(4.8)	70	521.3	(20.5)	102
Asset-backed	558.3	(1.3)	98	714.4	(13.4)	73
Mortgage-backed	536.9	(2.6)	107	821.7	(24.2)	203

Subtotal, fixed maturity securities	2,999.2	(33.2)	544	3,903.9	(125.3)	802
Equity securities	—	—	—	1.9	(0.4)	9

Total temporarily impaired securities	$2,999.2	$(33.2)	544	$3,905.8	$(125.7)	811

% Below cost—fixed maturity securities:
<20% Below cost	$2,999.2	$(33.2)	544	$3,902.2	$(124.6)	800
20-50% Below cost	—	—	—	1.7	(0.7)	2

Total fixed maturity securities	2,999.2	(33.2)	544	3,903.9	(125.3)	802

% Below cost—equity maturities:
<20% Below cost	—	—	—	1.9	(0.2)	8
>50% Below cost	—	—	—	—	(0.2)	1

Total equity maturities	—	—	—	1.9	(0.4)	9

Total temporarily impaired securities	$2,999.2	$(33.2)	544	$3,905.8	$(125.7)	811

Investment grade	$2,880.4	$(30.5)	505	$3,755.9	$(117.6)	749
Below investment grade	118.8	(2.7)	39	148.7	(7.9)	54
Not Rated	—	—	—	1.2	(0.2)	8

Total temporarily impaired securities	$2,999.2	$(33.2)	544	$3,905.8	$(125.7)	811

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The scheduled maturity distribution of fixed maturity securities as of December 31, 2007 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Estimated fair value
Due in one year or less	$485.1	$484.4
Due after one year through five years	2,523.7	2,530.4
Due after five years through ten years	2,355.3	2,302.8
Due after ten years	3,982.9	3,896.1

Subtotal	9,347.0	9,213.7
Mortgage and asset-backed	6,398.4	6,023.6

Total	$15,745.4	$15,237.3

As of December 31, 2007, $1,722.0 million of our investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

As of December 31, 2007, securities issued by finance and insurance, utilities and energy, and consumer—non cyclical industry groups represented approximately 31.0%, 18.6% and 12.1% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2007, we did not hold any fixed maturity securities which individually exceeded 10% of stockholders’ equity.

As of December 31, 2007 and 2006, $8.2 million and $18.0 million, respectively, of securities were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Office	$850.6	28.6%	$802.3	27.4%
Industrial	769.9	25.9	854.7	29.3
Retail	747.4	25.2	707.5	24.2
Apartments	315.9	10.6	271.0	9.3
Hotel	254.1	8.5	174.4	6.0
Mixed use/other	34.8	1.2	111.4	3.8

Total principal balance	2,972.7	100.0%	2,921.3	100.0%

Unamortized balance of loan origination fees and costs	2.3		1.1
Allowance for losses	(6.9)		(5.3)

Total	$2,968.1		$2,917.1

	December 31,
	2007		2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic Region
South Atlantic	$873.6	29.4%	$722.7	24.7%
Pacific	739.7	24.9	804.7	27.6
Middle Atlantic	390.4	13.1	344.1	11.8
East North Central	312.3	10.5	351.5	12.0
Mountain	187.8	6.3	278.6	9.5
West North Central	143.0	4.8	167.1	5.7
East South Central	108.1	3.6	100.9	3.5
New England	120.4	4.1	55.5	1.9
West South Central	97.4	3.3	96.2	3.3

Total principal balance	2,972.7	100.0%	2,921.3	100.0%

Unamortized balance of loan origination fees and costs	2.3		1.1
Allowance for losses	(6.9)		(5.3)

Total	$2,968.1		$2,917.1

For the years ended December 31, 2007 and 2006, we originated $66.4 million and $120.4 million, respectively, of mortgages secured by real estate in California, which represents 9.6% and 18.6%, respectively, of our total originations for those years.

“Impaired” loans are defined by U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Under these principles, we have two types of “impaired” loans: loans requiring specific allowances for losses (none as of December 31, 2006) and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition ($0.8 million as of December 31, 2006). There were no impaired loans for 2007. Non-income producing commercial mortgage loans were $0.0 million and $0.8 million as of December 31, 2007 and 2006, respectively.

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2007	2006	2005
Balance as of January 1	$5.3	$11.0	$15.9
Provision (release)	1.9	(5.7)	(2.3)
Transfer of AML	(0.3)	—	—
Amounts written off and reductions	—	—	(2.6)

Balance as of December 31	$6.9	$5.3	$11.0

During 2006, we reduced our reserve for commercial loan losses from $11.0 million to $5.3 million reflecting continued strong credit performance in this portfolio. During 2005, we refined our process for estimating credit losses in our commercial mortgage loan portfolio. As a result of this adjustment, we released $2.3 million of commercial mortgage loan reserves to net investment income in the fourth quarter of 2005.

(f) Other Invested Assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	December 31,
	2007		2006
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Restricted other invested assets	$399.8	27.8%	$429.8	58.1%
Investment in unconsolidated subsidiary	346.5	24.1	—	—
Limited partnerships	262.3	18.2	103.0	13.9
Derivatives	213.3	14.9	45.3	6.1
Securities lending collateral	152.4	10.6	84.9	11.5
Trading securities	62.3	4.3	62.3	8.4
Short-term investments	—	—	12.0	1.6
Other investments	0.9	0.1	2.9	0.4

Total other invested assets	$1,437.5	100.0%	$740.2	100.0%

Restricted other invested assets

On August 19, 2005, we transferred approximately $499.0 million of investment securities to an affiliated special purpose entity (“SPE”) whose sole purpose is to securitize these investment securities and issue secured notes (the “Secured Notes”) to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. However, we are entitled to principal and interest payments made on the Secured Notes we hold. Under U.S. GAAP, the transaction is accounted for as a secured borrowing. Accordingly, the Secured Notes are included within our consolidated

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

financial statements as available-for-sale fixed maturity securities and the liability equal to the proceeds received upon transfer has been included in other liabilities. Additionally, the investment securities transferred are included in other invested assets and are shown as restricted assets.

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our restricted other invested assets were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
Foreign other	$377.0	$0.7	$(16.1)	$361.6
U.S. corporate	38.1	0.4	(0.3)	38.2

Total restricted other invested assets	$415.1	$1.1	$(16.4)	$399.8

As of December 31, 2006, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our restricted other invested assets were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
Foreign other	$395.5	$1.8	$(8.5)	$388.8
U.S. corporate	41.1	0.4	(0.5)	41.0

Total restricted other invested assets	$436.6	$2.2	$(9.0)	$429.8

The scheduled maturity distribution of the restricted other invested assets as of December 31, 2007 follows. Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Estimated fair value
Due in one year or less	$10.0	$10.0
Due after one year through five years	163.6	158.8
Due after five years through ten years	194.9	186.4
Due after ten years	46.6	44.6

Total restricted other invested assets	$415.1	$399.8

As of December 31, 2007, $71.4 million of our restricted other invested assets were subject to certain call provisions.

As of December 31, 2007, we did not hold any restricted other invested assets which individually exceeded 10% of stockholders’ equity.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(4) Derivative Instruments

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

Certain derivative instruments are designated as cash flow hedges under SFAS No. 133. In accordance with SFAS No. 133, the changes in fair value of these instruments are recorded as a component of other comprehensive income. The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholders’ equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Derivatives qualifying as effective accounting hedges as of January 1	$0.3	$0.9	$2.9
Current period decreases in fair value, net of deferred taxes of $0.0, $0.0 and $0.4	4.7	—	0.7
Reclassification to net income, net of deferred taxes of $0.0, $0.3 and $1.5	(0.1)	(0.6)	(2.7)

Derivatives qualifying as effective accounting hedges as of December 31	$4.9	$0.3	$0.9

The $4.9 million, net of taxes, recorded in stockholders’ equity as of December 31, 2007 is expected to be reclassified to future income, concurrently with, and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. Of this amount, $0.1 million, net of income taxes, is expected to be reclassified to income in the year ending December 31, 2008. Actual amounts may vary from this amount as a result of market conditions. No amounts were reclassified to income during the years ended December 31, 2007, 2006 or 2005 in connection with forecasted transactions that were no longer considered probable of occurring.

Positions in derivative instruments

The fair value of derivative instruments is based upon either market quotations or pricing valuation models which utilize independent third-party data as input. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	December 31,
	2007			2006
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$2,513.7	$73.8	$24.4	$1,303.1	$13.8	$6.4
Equity index options	877.6	115.6	—	271.9	16.4	—
Limited guarantee	250.0	23.9	—	250.0	15.1	—
Financial futures	12.5	—	—	18.5	—	—

Total derivatives	$3,653.8	$213.3	$24.4	$1,843.5	$45.3	$6.4

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The fair value of derivatives in a gain position was recorded in other invested assets and the fair value of derivatives in a loss position was recorded in other liabilities. As of December 31, 2007 and 2006, the fair value of derivatives includes $150.9 million and $35.7 million, respectively, recorded in other invested assets and $14.5 million and $4.2 million, respectively, recorded in other liabilities related to derivatives that do not qualify for hedge accounting.

Genworth provided a limited parental guarantee to Rivermont I which is accounted for as a derivative under SFAS No. 133 and carried at fair value. This derivative does not qualify for hedge accounting and therefore changes in fair value are reported in net investment gains (losses) in the consolidated statements of income. As of December 31, 2007 and 2006, the fair value of this derivative was $23.9 million and $15.1 million, respectively, and was recorded in other invested assets.

Income effects of derivatives

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding fair value changes in the hedged item attributable to the risk being hedged. Certain elements of hedge positions cannot qualify for hedge accounting whether effective or not, and must therefore be marked to market through income. Time value of purchased options is the most common example of such elements in instruments we use. The ineffectiveness reported in the fair value of hedge positions for the twelve months ended December 31, 2007, 2006 and 2005 was not material. There were no amounts excluded from the measure of effectiveness in the twelve months ended December 31, 2007, 2006 and 2005 related to the hedge of future cash flows.

We hold certain derivative instruments that do not qualify for hedge accounting. The changes in fair value of these instruments are recognized currently in income. For the years ended December 31, 2007, 2006 and 2005, the effect on pre-tax income (loss) was $30.2 million, $(2.3) million and $3.3 million, respectively.

Derivative counterparty credit risk

We manage derivative counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. When a counterparty exceeds credit exposure limits in terms of amounts owed to us, typically as the result of changes in market conditions, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. The swaps that are executed under master swap agreements contain mutual credit downgrade provisions that provide the ability to require assignment or replacement in the event either party’s unsecured debt rating is downgraded below Moody’s “Baa” or S&P’s “BBB.” If the downgrade provisions had been triggered as of December 31, 2007, we could have been required to disburse up to $4.2 million and claim up to $193.1 million from counterparties. This represents the net fair value of losses and gains by counterparty. As of December 31, 2007 and 2006, net fair value gains for each counterparty were $193.1 million and $26.2 million, respectively. As of December 31, 2007 and 2006, net fair value losses for each counterparty were $4.2 million and $2.4 million, respectively.

Swaps and purchased options with contractual maturities longer than one year are conducted within our credit policy constraints. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P if the agreements governing such transactions require us and the counterparties to provide collateral in certain circumstances.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(5) Deferred Acquisition Costs

Activity impacting deferred acquisition costs for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Unamortized balance as of January 1	$2,668.1	$2,162.4	$1,833.8
Costs deferred	488.3	489.1	381.9
Amortization, net of interest accretion	(97.8)	(49.6)	(53.3)
Transfer of AML	(103.1)	—	—
Adjustments	—	66.2	—

Unamortized balance as of December 31	2,955.5	2,668.1	2,162.4
Accumulated effect of net unrealized investment (gains) losses	6.7	(8.1)	(12.8)

Balance as of December 31	$2,962.2	$2,660.0	$2,149.6

The adjustments were the result of a reclassification from future policy benefits.

(6) Intangible Assets and Goodwill

The following table presents our intangible assets as of December 31:

	2007		2006
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Present value of future profits	$702.5	$(258.9)	$700.7	$(210.2)
Capitalized software	113.7	(79.0)	94.7	(74.2)
Deferred sales inducements to contractholders	27.6	(3.6)	11.5	(1.8)
Other	2.5	(2.5)	2.5	(2.5)

Total	$846.3	$(344.0)	$809.4	$(288.7)

Amortization expense related to intangible assets for the years ended December 31, 2007, 2006 and 2005 was $53.6 million, $62.4 million and $66.6 million, respectively. Amortization expense related to deferred sales inducements of $1.8 million, $1.0 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, was included in benefits and other changes in policy reserves.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(a) Present Value of Future Profits

The following table presents the activity in PVFP for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Unamortized balance as of January 1	$512.6	$568.4	$623.6
Interest accreted at 5.6%, 5.8% and 5.8%, respectively	26.5	31.2	34.7
Transfer of AML	(25.5)	—	—
Amount transferred due to a reinsurance transaction	(0.4)	—	—
Amortization	(75.2)	(87.0)	(89.9)

Unamortized balance as of December 31	438.0	512.6	568.4
Accumulated effect of net unrealized investment (gains) losses	5.6	(22.1)	(42.9)

Balance as of December 31	$443.6	$490.5	$525.5

The percentage of the December 31, 2007 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2008	7.2%
2009	7.3%
2010	7.6%
2011	7.1%
2012	6.5%

Amortization expense for PVFP in future periods will be affected by acquisitions, dispositions, net investment gains (losses) or other factors affecting the ultimate amount of gross profits realized from certain lines of business. Similarly, future amortization expense for other intangibles will depend on future acquisitions, dispositions and other business transactions.

(b) Goodwill

Our goodwill balance for the Protection segment was $450.9 million and $471.2 million as of December 31, 2007 and 2006, respectively. The change of $20.3 million was a result of the transfer of AML in 2007. In 2005, we recognized an impairment of $57.5 million to amortization expense in our Protection segment. In 2005, we also recorded a $7.7 million pre-acquisition tax contingency release. The fair value of that reporting unit was estimated using the expected present value of future cash flows. We do not have any remaining goodwill balance in our Retirement Income and Institutional segment as of December 31, 2007 and 2006.

(7) Reinsurance

We reinsure a portion of our policy risks to other insurance companies in order to reduce our ultimate losses and to diversify our exposures. We also assume certain policy risks written by other insurance companies. Reinsurance accounting is followed for assumed and ceded transactions when there is adequate risk transfer. Otherwise, the deposit method of accounting is followed.

Reinsurance does not relieve us from our obligations to policyholders. In the event that the reinsurers are unable to meet their obligations, we remain liable for the reinsured claims. We monitor both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

economic characteristics of reinsurers to lessen the risk of default by such reinsurers. Other than the relationship discussed below with Union Fidelity Life Insurance Company (“UFLIC”), we do not have significant concentrations of reinsurance with any one reinsurer that could have a material impact on our financial position.

As of December 31, 2007, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy is $5.0 million. On January 1, 2007, we increased the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy from $1.0 million to $5.0 million. The retention limit for issue ages over 75 is $0.1 million; however, we increased the maximum amount to $0.5 million beginning January 1, 2007.

On April 15, 2004, we entered into reinsurance transactions in which we ceded to UFLIC substantially all of our in-force blocks of variable annuities and structured settlements, excluding the RetireReadySM Retirement Answer Variable Annuity product for contracts in-force prior to January 1, 2004. UFLIC also assumed any benefit or expense resulting from third-party reinsurance that we had on this block of business. We had $5.8 billion and $6.5 billion in retained assets that were attributable to the separate account portion of the variable annuity business and will make any payments with respect to that separate account portion directly from these assets as of December 31, 2007 and 2006, respectively. The reinsurance transactions with UFLIC were reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit. Under these reinsurance agreements, we continue to perform various management, administration and support services and receive an expense allowance from UFLIC to reimburse us for costs we incur to service the reinsured blocks. Actual costs and expense allowance amounts are determined by expense studies conducted periodically.

Although we are not relieved of our primary obligations to the contractholders, the reinsurance transactions with UFLIC transfer the future financial results of the reinsured blocks to UFLIC. To secure the payment of its obligations to us under these reinsurance agreements, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, agreed to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital at not less than 150% of its company action level, as defined from time to time by the National Association of Insurance Commissioners (“NAIC”).

We also use reinsurance for guaranteed minimum death benefit (“GMDB”) options on most of our variable annuity products. We monitor both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers. Other than with UFLIC, as of December 31, 2007, we had no significant concentrations of variable annuity net at risk reinsurance with any one reinsurer that could have a material impact on our results of operations. As of December 31, 2007, 25% of our reinsured life insurance net at risk exposure was ceded to one company.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The following table sets forth net life insurance in-force as of December 31:

(Amounts in millions)	2007	2006	2005
Direct life insurance in-force	$563,131.3	$580,923.9	$544,147.9
Amounts assumed from other companies	80,205.1	51,281.5	35,334.0
Amounts ceded to other companies	(226,524.7)	(237,098.8)	(239,598.8)

Net life insurance in-force	$416,811.7	$395,106.6	$339,883.1

Percentage of amount assumed to net	19.2%	13.0%	10.4%

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2007	2006	2005	2007	2006	2005
Direct	$1,267.1	$1,393.7	$1,404.4	$1,269.9	$1,394.7	$1,405.3
Assumed	148.5	101.3	71.7	58.8	101.3	86.9
Ceded	(375.2)	(398.0)	(393.8)	(265.5)	(363.7)	(379.8)

Net premiums	$1,040.4	$1,097.0	$1,082.3	$1,063.2	$1,132.3	$1,112.4

Percentage of amount assumed to net				5.5%	8.9%	7.8%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $1,098.5 million, $1,413.5 million and $1,048.2 million during 2007, 2006 and 2005, respectively.

(8) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption	Interest rate assumption	2007	2006
Structured settlements with life contingencies	(a)	4.0% – 8.5%	$5,516.9	$5,757.8
Annuity contracts with life contingencies	(a)	4.0% – 8.5%	2,031.3	2,149.3
Supplementary contracts with life contingencies	(a)	4.0% – 8.5%	55.1	53.2
Traditional life insurance contracts	(b)	2.5% – 6.0%	2,119.1	1,983.3
Accident and health insurance contracts	(c)	4.5% – 7.0%	87.0	90.0

Total future policy benefits			$9,809.4	$10,033.6

(a)	Assumptions for limited-payment contracts come from either the United States Population Table, 1971 Individual Annuitant Mortality Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuity Mortality Table and Company experience.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(b)	Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables, the 1980 Commissioner’s Standard Ordinary Table, the 1980 Commissioner’s Extended Term Table, 2001 CSO table and Company experience.
(c)	The 1958 Commissioner’s Standard Ordinary Table, 1964 modified and 1987 Commissioner’s Disability Tables and Company experience.

Assumptions as to persistency are based on company experience.

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2007	2006
Annuity contracts	$2,855.8	$3,438.2
FABNs, funding agreements and GICs	4,619.8	4,250.6
Structured settlements without life contingencies	1,503.6	1,694.4
Supplementary contracts without life contingencies	325.6	340.6
Variable universal life insurance contracts	24.1	23.7

Total investment contracts	9,328.9	9,747.5
Universal life insurance contracts	4,633.4	4,692.3

Total policyholder account balances	$13,962.3	$14,439.8

Certain Nontraditional Long-duration Contracts

Our variable annuity contracts provide a basic GMDB which provides a minimum account value to be paid upon the annuitant’s death. Some variable annuity contracts may permit contractholders to have the option to purchase through riders, at an additional charge, enhanced death benefits. Our separate account guarantees are primarily death benefits; we also have some guaranteed minimum withdrawal benefits.

As of December 31, 2007 and 2006, the total account value, net of reinsurance, of our variable annuities with death benefits, including both separate account and fixed account assets, was approximately $6,251.6 million and $3,867.4 million, respectively, with related GMDB exposure (or net amount at risk) of approximately $34.9 million and $15.5 million, respectively.

The GMDB liability for our variable annuity contracts with death benefits, net of reinsurance, was $7.5 million and $6.5 million as of December 31, 2007 and 2006, respectively.

The assets supporting the separate accounts of the variable contracts are primarily mutual fund equity securities and are reflected in our consolidated balance sheets at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contactholders for mortality, administrative and other services are included in revenues. Changes in liabilities for minimum guarantees are included in benefits and other changes in policy reserves.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(9) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Balance as of January 1	$279.3	$322.1	$393.1
Less reinsurance recoverables	(119.4)	(152.0)	(173.7)

Net balance as of January 1	159.9	170.1	219.4

Amounts related to transfer of AML	(3.2)	—	—

Incurred related to insured events of:
Current year	826.0	487.1	447.3
Prior years	17.2	(1.6)	3.8

Total incurred	843.2	485.5	451.1

Paid related to insured events of:
Current year	(689.1)	(397.0)	(364.5)
Prior years	(161.3)	(98.7)	(135.9)

Total paid	(850.4)	(495.7)	(500.4)

Net balance as of December 31	149.5	159.9	170.1

Add reinsurance recoverables	113.6	119.4	152.0

Balance as of December 31	$263.1	$279.3	$322.1

The change in prior years’ incurred liabilities primarily relates to favorable and unfavorable developments in claims incurred but not reported for our accident and health insurance business. In general, our insurance contracts are not subject to premiums experience adjustments as a result of prior year effects.

(10) Employee Benefit Plans

We previously sponsored a defined benefit pension plan (the “Plan”) subject to the provisions of the Employee Retirement Income Security Act of 1974 as amended (“ERISA”). The Plan’s benefits were frozen as of September 27, 2005. There were no new participants since January 1, 1998. The Plan provides defined benefits based on years of service and final average compensation. We used a December 31 measurement date for the Plan. As of December 31, 2005, we recognized a net pension accrued liability of $6.6 million. For the year ended December 31, 2005, we recognized net periodic benefit costs of $2.0 million. As of November 1, 2006, the sponsorship of the Plan was transferred to GNA, our indirect parent. Costs associated with the Plan will continue to be allocated based on the existing affiliate cost-sharing agreements.

(11) Non-recourse Funding Obligations

We have issued non-recourse funding obligations in connection with our capital management strategy related to our term and universal life insurance products.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The following table sets forth the non-recourse funding obligations (surplus notes) of the River Lake and Rivermont Life Insurance Companies, wholly-owned, special purpose consolidated captive insurance subsidiaries as of December 31:

(Amounts in millions)
Issuance	2007	2006
River Lake I (a), due 2033	$600.0	$600.0
River Lake I (b), due 2033	500.0	500.0
River Lake II (a), due 2035	300.0	300.0
River Lake II (b), due 2035	550.0	300.0
River Lake III (a), due 2036	500.0	500.0
River Lake III (b), due 2036	250.0	250.0
River Lake IV (b), due 2028	540.0	—
Rivermont I (a), due 2050	315.0	315.0

Total	$3,555.0	$2,765.0

(a)	Accrual of interest based on one-month LIBOR plus or minus a margin that resets every 28 days.
(b)	Accrual of interest based on one-month LIBOR plus a contractual margin.

The floating rate notes have been deposited into a series of trusts that have issued money market or term securities. Both principal and interest payments on the money market and term securities are guaranteed by a third-party insurance company. The holders of the money market or term securities cannot require repayment from us or any of our subsidiaries, other than the River Lake and Rivermont Insurance Companies, as applicable, the direct issuers of the notes. Genworth has provided a limited guarantee to Rivermont I, where under adverse interest rate, mortality or lapse scenarios (or combination thereof), which we consider remote, Genworth may be required to provide additional funds to Rivermont I. We have agreed to indemnify the issuers and the third-party insurer for certain limited costs related to the issuance of these obligations.

Any payment of principal, including by redemption, or interest on the notes may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law, except for non-recourse funding obligations issued by River Lake IV, a Bermuda domiciled insurance company. River Lake IV may repay principal up to 15% of its capital without prior approval. The holders of the notes have no rights to accelerate payment of principal of the notes under any circumstances, including without limitation, for nonpayment or breach of any covenant. Each issuer reserves the right to repay the notes that it has issued at any time, subject to prior regulatory approval.

In August 2007, approximately $1.7 billion of our non-recourse funding obligations reset to the then current maximum contractual rate. During 2007, $100.0 million of our non-recourse funding obligations were purchased by an affiliate. In addition, in December 2007, the maximum rate on $0.5 billion of the $1.7 billion of non-recourse funding obligations was contractually reset to a higher rate due to the third-party financial guaranty insurance company that guaranteed these obligations being placed on a credit watch list. In January 2008, the maximum rate on the remaining $1.2 billion of non-recourse funding obligations was contractually reset to a higher rate due to the third-party financial guaranty insurance company that guaranteed these obligations being placed on a credit watch list.

The weighted average interest rate on the non-recourse funding obligations as of December 31, 2007 and 2006 was 5.8% and 5.4%, respectively.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(12) Income Taxes

The total provision for income taxes for the years ended December 31 was as follows:

(Amounts in millions)	2007	2006	2005
Current federal income tax	$(107.6)	$(55.1)	$(229.3)
Deferred federal income tax	213.2	233.0	368.5

Total federal income tax	105.6	177.9	139.2

Current state income tax	(6.8)	7.5	(16.3)
Deferred state income tax	2.5	3.0	25.0

Total state income tax	(4.3)	10.5	8.7

Total provision for income taxes	$101.3	$188.4	$147.9

Our current income tax receivable was $112.4 million and $144.7 million as of December 31, 2007 and 2006, respectively, and was included in other assets in the consolidated balance sheets. In 2007, we recorded $9.1 million in retained earnings as a deemed dividend related to the assumption of a liability for tax contingency reserves by our indirect parent, GNA. The dividend was offset by an increase in tax expense resulting in no net impact to total stockholders’ equity. Additionally, in 2007 we recorded $52.7 million in retained earnings related to deferred taxes on prior year ceding commissions. We recorded $3.5 million and $(5.0) million, respectively, in additional paid-in capital as a deemed capital contribution related to the assumption of a liability for tax contingency reserves by our indirect parent, GNA, in 2006 and 2005. The contribution was offset by an increase in tax expense resulting in no net impact to total stockholders’ equity.

The reconciliation of the federal statutory tax rate to the effective income tax rate for the years ended December 31 was as follows:

	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	(0.3)	1.2	1.4
Non-deductible goodwill impairment	—	—	4.8
Benefit of tax favored investments	(8.8)	(1.5)	(2.3)
Tax contingencies	(1.0)	(0.6)	(1.2)
Other, net	0.1	0.3	(2.4)

Effective rate	25.0%	34.4%	35.3%

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The components of the net deferred income tax liability as of December 31 were as follows:

(Amounts in millions)	2007	2006
Assets:
Investments	$32.6	$26.3
Net unrealized losses on investment securities	179.9	—
Accrued expenses	1.9	24.5
Net operating loss carryforwards	248.5	221.5
Other	—	57.2

Total deferred income tax assets	462.9	329.5

Liabilities:
Insurance reserves	557.4	459.2
Net unrealized gains on investment securities	—	11.5
Net unrealized gains on derivatives	0.1	0.2
Present value of future profits	141.0	159.4
Deferred acquisition costs	804.4	698.0
Other	37.9	5.7

Total deferred income tax liabilities	1,540.8	1,334.0

Net deferred income tax liability	$1,077.9	$1,004.5

Based on our analysis, we believe it is more likely than not that the results of future operations and the implementations of tax planning strategies will generate sufficient taxable income to enable us to realize the remaining deferred tax assets. Accordingly, no valuation allowance for deferred tax assets is deemed necessary.

Net operating loss (“NOL”) carryforwards amounted to $709.9 million as of December 31, 2007, and if unused, will expire beginning in 2022. Excluding the effects of FIN No. 48, the NOL carryforwards would begin to expire in 2021.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2007
Balance as of January 1	$74.3
Tax positions related to the current period	0.5
Tax positions related to the prior years:
Gross additions	0.5
Gross reductions	(24.0)
Settlements	(0.3)
Lapses of statutes of limitations	—

Balance as of December 31	$51.0

The total amount of unrecognized tax benefits was $51.0 million as of December 31, 2007, of which $46.1 million, if recognized, would affect the effective rate on operations.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. During the years ended December 31, 2007, 2006 and 2005 we accrued approximately $(3.4) million, $(1.4) million and $(15.4) million, respectively, of interest and penalties. We had approximately $1.9 million and $5.3 million, respectively, of interest and penalties accrued as of December 31, 2007 and 2006.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

We file U.S. federal income tax returns and various state income tax returns. With few exceptions, we are no longer subject to U.S. federal income tax examinations for years prior to 2000. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. The Internal Revenue Service is currently reviewing our U.S. income tax returns for the 2005 and 2006 tax years. Certain issues from the 2003 and 2004 audit cycle have been timely protested and will be subject to review by the Internal Revenue Service appeals division. For those companies that file consolidated returns with former parent General Electric Company in 2003 and 2004 before the IPO (which included the pre-IPO related transactions), the portion of the GE consolidated return allocated to such companies is still subject to IRS examination. Certain issues from the 2000 through 2002 audit cycle are agreed upon with the Internal Revenue Service appeals division and are in the process of being prepared for review by the Joint Committee of Taxation.

We believe it is reasonably possible that in 2008, as a result of our open audits and appeals, up to approximately $2.4 million of unrecognized tax benefits related to certain life insurance deductions will be recognized.

(13) Supplemental Cash Flow Information

Net cash received for taxes was $213.3 million, $107.3 million and $154.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Cash paid for interest related to our non-recourse funding obligations was $177.0 million, $116.6 million and $40.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

For a discussion of dividends paid to stockholders, see note 18.

The following table details these transactions as well as other non-cash items for the years ended December 31:

(Amounts in millions)	2007	2006	2005
Supplemental schedule of non-cash investing and financing activities:
Change in collateral for securities lending transactions	$—	$6.9	$27.5
Dividends declared not yet paid	—	—	440.3
Tax contingencies and other tax related items	9.1	4.3	(5.0)

Total other non-cash transactions	$9.1	$11.2	$462.8

(14) Related Party Transactions

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

Under this agreement, amounts incurred for these items aggregated $326.0 million, $297.2 million and $278.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. We also charged affiliates for certain services and for the use of facilities and equipment, which aggregated $115.3 million, $175.3 million and $109.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

We paid GE Asset Management Incorporated (“GEAM”), an affiliate of GE, for investment services under an investment management agreement. We paid $1.1 million and $4.6 million in 2006 and 2005, respectively, to GEAM under this agreement. GEAM related party information is only presented for the first quarter of 2006 as GE and its affiliates ceased to be a related party as of that point in time. We also paid Genworth, our ultimate parent, for investment related services. We paid $15.7 million, $15.6 million and $13.1 million to Genworth in 2007, 2006 and 2005, respectively.

We pay interest on outstanding amounts under a credit funding agreement with GNA, our indirect parent. Interest expense under this agreement was $0.5 million, $0.7 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. We pay interest at the cost of funds of GNA, which was 4.4%, 5.2% and 4.3%, as of December 31, 2007, 2006 and 2005, respectively. GNA owed us $0.5 million as of December 31, 2007 which was included in other assets in the consolidated balance sheets. As of December 31, 2006, we owed GNA $31.9 million which was included in other liabilities in the consolidated balance sheets.

(15) Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor to determine the ultimate outcomes of all pending investigations and legal proceedings, nor to provide reasonable ranges of potential losses.

(b) Commitments

As of December 31, 2007, we were committed to fund $15.4 million in commercial mortgage loan investments and $150.3 million in limited partnership investments.

On December 12, 2007, River Lake V delivered to GLAIC a $550.0 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) entered into and among River Lake V, as account party, Genworth, as guarantor, and a third-party bank that serves as the administrative agent. Genworth guarantees the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement, including River Lake V’s obligation to reimburse the third-party bank for any draws by GLAIC on the LOC Agreement.

(c) Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 which were funded by products of our parent and one of our affiliates. The structured settlement reserves related to this guarantee were $275.2 million as of December 31, 2007.

(16) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosure of fair value; such items include cash and cash equivalents,

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

investment securities, separate accounts, securities lending collateral and derivative financial instruments. Other financial assets and liabilities—those not carried at fair value—are discussed below. Apart from certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the financial instrument.

The basis on which we estimate fair value is as follows:

Commercial mortgage loans. Based on recent transactions and/or discounted future cash flows, using current market rates at which similar loans would have been made to similar borrowers.

Other financial instruments. Based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the related instrument.

Borrowings and related instruments. Based on market quotes or comparable market transactions.

Investment contracts. Based on expected future cash flows, discounted at currently offered discount rates for immediate annuity contracts or cash surrender value for single premium deferred annuities.

All other instruments. Based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates of the cost to terminate or otherwise settle obligations.

The following represents the fair value of financial assets and liabilities as of December 31:

	2007					2006
(Amounts in millions)	Notional amount			Carrying amount	Estimated fair value	Notional amount			Carrying amount	Estimated fair value
Assets:
Commercial mortgage loans	$	(a	)	$2,968.1	$3,075.1	$	(a	)	$2,917.1	$2,913.4
Other financial instruments		(a	)	109.8	134.1		(a	)	49.8	64.7

Liabilities:
Borrowings and related instruments:
Borrowings		(a	)	—	—		(a	)	31.9	31.9
Non-recourse funding obligations(b)		(a	)	3,555.0	3,516.8		(a	)	2,765.0	2,765.0
Investment contracts		(a	)	9,328.9	9,477.3		(a	)	9,747.5	9,980.3

Other firm commitments:
Ordinary course of business lending commitments		15.4		—	—		23.4		—	—
Commitments to fund limited partnerships		150.3		—	—		86.7		—	—

(a)	These financial instruments do not have notional amounts.
(b)	See note 11.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(17) Non-controlled Entities

We have used third-party entities to facilitate asset securitizations. Disclosure requirements related to off-balance sheet arrangements encompass a broader array of arrangements than those at risk for consolidation. These arrangements include transactions with conduits that are sponsored by third parties.

Total securitized assets were as follows as of December 31:

(Amounts in millions)	2007	2006
Assets secured by:
Commercial mortgage loans	$106.5	$126.8
Fixed maturity securities	79.7	90.2
Other receivables	93.2	100.0

Total securitized assets	$279.4	$317.0

Each of the categories of assets shown in the table above represents portfolios of assets that are highly rated. Examples of each category include: commercial mortgage loans—loans on diversified commercial property; fixed maturity securities—domestic and foreign, corporate and government securities; other receivables—primarily policy loans.

We evaluated the economic, liquidity and credit risk related to the above QSPEs and believed that the likelihood is remote that any such arrangements could have had a significant adverse effect on our results of operations, liquidity, or financial position. Financial support for certain QSPEs was provided under credit support agreements in which Genworth provided limited recourse for a maximum of $119.0 million of credit losses. Assets with credit support were funded by demand notes that were further enhanced with support provided by a third-party. We recorded liabilities for such guarantees based on our best estimate of probable losses. To date, no SPE has incurred a loss.

Sales of securitized assets to QSPEs resulted in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. There were no off-balance sheet securitization transactions in 2007, 2006 and 2005.

Amounts recognized in our consolidated financial statements related to such sales that were recorded in fixed maturity securities were as follows:

	December 31,
	2007		2006
(Amounts in millions)	Cost	Fair value	Cost	Fair value
Retained interests—assets	$7.5	$15.8	$9.7	$19.4
Servicing assets	—	—	—	—
Recourse liability	—	—	—	—

Total	$7.5	$15.8	$9.7	$19.4

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

Retained interests. In certain securitization transactions, we retained an interest in transferred assets. Those interests take various forms and may be subject to credit prepayment and interest rate risks. When we securitized receivables, we determined the fair value based on discounted cash flow models that incorporate, among other things, assumptions including credit losses, prepayment speeds and discount rates. These assumptions were based on our experience, market trends and anticipated performance related to the particular assets securitized. Subsequent to recording retained interests, we reviewed recorded values quarterly in the same manner and using current assumptions.

Servicing assets. Following a securitization transaction, we retained the responsibility for servicing the receivables, and as such, were entitled to receive an ongoing fee based on the outstanding principal balances of the receivables. There were no servicing assets nor liabilities recorded as the benefits of servicing the assets are adequate to compensate an independent servicer for its servicing responsibilities.

Recourse liability. As described previously, under credit support agreements, we provided recourse for credit losses in special purpose entities. We provided for expected credit losses under these agreements and such amounts approximated fair value.

(18) Restrictions on Dividends

Insurance companies are restricted by state regulations departments as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on the greater of 10% of the prior year surplus or prior year net gain from operations. Dividends in excess of the prescribed limits on our earned surplus require formal approval from the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia. Based on statutory results as of December 31, 2007, we are able to distribute $496.9 million in dividends in 2008 without obtaining regulatory approval. Based on statutory results as of December 31, 2007, we estimate our insurance subsidiaries could pay dividends of approximately $4.7 million to us in 2008 without obtaining regulatory approval.

There were no common stock dividends declared in 2007. In 2006, we declared and paid a common stock dividend of $450.0 million. In 2005, we declared and paid a common stock dividend of $556.3 million consisting of cash in the amount of $116.0 million and securities in the amount of $440.3 million.

In addition to the common stock dividends, we declared and paid preferred stock dividends. Dividends on the Series A Preferred Stock were cumulative and payable semi-annually when, and if, declared by the Board of Directors at an annual rate of 8.0% of the par value. On December 29, 2006, we redeemed 10,000 shares of our 120,000 shares of Series A Preferred Stock, par value $1,000 per share. We paid an additional $0.1 million in accrued dividends on the redeemed shares. On January 22, 2007, the Board of Directors authorized the redemption of the remaining 110,000 outstanding shares of Series A Preferred Stock for par value of $110.0 million and $2.2 million in accrued dividends on the redeemed shares. On March 12, 2007, we redeemed the remaining outstanding preferred shares for par value of $110.0 million and paid $2.5 million in dividends on the redeemed preferred shares. On April 30, 2007, the issued shares of preferred stock were retired. For each of the years ended December 31, 2006 and 2005, we declared and paid preferred stock dividends of $9.6 million.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(19) Supplemental Statutory Financial Data

We file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income and stockholders’ equity. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. Our insurance subsidiaries have no permitted accounting practices, except for River Lake V, which was granted a permitted accounting practice from the State of Vermont to carry its reserves on a U.S. GAAP basis.

The tables below include our combined statutory net income (losses) and statutory capital and surplus:

	Years ended December 31,
(Amounts in millions)	2007	2006	2005
GLAIC and our life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$380.8	$538.0	$357.9
Captive life reinsurance subsidiaries combined statutory net loss	(413.3)	(894.7)	(333.1)

Combined statutory net income (losses)	$(32.5)	$(356.7)	$24.8

	As of December 31,
(Amounts in millions)	2007	2006
Combined statutory capital and surplus	$1,528.6	$1,323.7

Statutory net income (loss) from our captive life reinsurance subsidiaries relate to their assumption reinsurance of statutorily required term and universal life insurance reserves from our life insurance companies. These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties. Accordingly, the combined statutory net income and distributable income of GLAIC and our life insurance subsidiaries are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from captives. The combined statutory capital and surplus of GLAIC and our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $1,081.8 million and $1,175.2 million as of December 31, 2007 and 2006, respectively. Capital and surplus of our captive life reinsurance subsidiaries, excluding River Lake V, includes surplus notes (non-recourse funding obligations) as further described in note 11. As of December 31, 2007, River Lake V had not yet issued any surplus notes.

The NAIC has adopted Risk Based Capital (“RBC”) requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of operations, management periodically monitors the RBC level of GLAIC and its subsidiaries. As of December 31, 2007 and 2006, GLAIC and its subsidiaries exceeded the minimum required RBC levels.

(20) Segment Information

We conduct our operations in two business segments: (1) Protection, which includes term life insurance, universal life insurance and Medicare supplement insurance; and (2) Retirement Income and Institutional, which principally includes fixed and variable deferred and immediate individual annuities, group variable annuities

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

offered through retirement plans, variable life insurance and institutional products. Institutional products include FABNs, funding agreements and GICs. We also have Corporate and Other activities which include income and expenses not allocated to the segments.

In 2006, we began to allocate net investment gains (losses) from Corporate and Other to our Protection and Retirement Income and Institutional segments using an approach based principally upon the investment portfolios established to support each of those segments’ products and targeted capital levels. Prior to 2006, all net investment gains (losses) were recorded in Corporate and Other and were not reflected in the results of any of our other segments.

We use the same accounting policies and procedures to measure segment income and assets as we use to measure our consolidated net income and assets. Segment income represents the basis on which the performance of our business is assessed by management. Premiums and fees, other income, benefits, acquisition and operating expenses and policy-related amortization are attributed directly to each operating segment. Net investment income and invested assets are allocated based on the assets required to support the underlying liabilities and capital of the products included in each segment.

See note 1 for further discussion of our principal product lines within the aforementioned segments.

The following is a summary of our segments and Corporate and Other activities as of or for the year ended December 31, 2007:

(Amounts in millions)	Protection	Retirement Income and Institutional	Corporate and Other	Consolidated
Premiums	$891.9	$171.3	$—	$1,063.2
Net investment income	609.3	570.6	10.0	1,189.9
Net investment gains (losses)	(26.6)	(74.3)	9.8	(91.1)
Policy fees and other income	346.6	144.5	0.2	491.3

Total revenues	1,821.2	812.1	20.0	2,653.3

Benefits and other changes in policy reserves	780.6	324.8	—	1,105.4
Interest credited	217.4	323.9	—	541.3
Acquisition and operating expenses, net of deferrals	145.6	79.5	19.1	244.2
Amortization of deferred acquisition costs and intangibles	106.8	44.6	—	151.4
Interest expense	204.6	—	0.5	205.1

Total benefits and expenses	1,455.0	772.8	19.6	2,247.4

Income before income taxes and equity in net income of unconsolidated subsidiary	366.2	39.3	0.4	405.9
Provision for income taxes	125.8	(25.2)	0.7	101.3

Income before equity in net income of unconsolidated subsidiary	240.4	64.5	(0.3)	304.6
Equity in net income of unconsolidated subsidiary	—	—	19.1	19.1

Net income	$240.4	$64.5	$18.8	$323.7

Total assets	$14,880.0	$29,456.7	$1,640.4	$45,977.1

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

The following is a summary of our segments and Corporate and Other activities as of or for the year ended December 31, 2006:

(Amounts in millions)	Protection	Retirement Income and Institutional	Corporate and Other	Consolidated
Premiums	$875.4	$256.9	$—	$1,132.3
Net investment income	537.8	521.0	58.1	1,116.9
Net investment gains (losses)	(2.8)	(7.5)	13.4	3.1
Policy fees and other income	291.3	91.5	—	382.8

Total revenues	1,701.7	861.9	71.5	2,635.1

Benefits and other changes in policy reserves	683.8	418.1	—	1,101.9
Interest credited	220.4	276.3	—	496.7
Acquisition and operating expenses, net of deferrals	151.7	66.8	24.0	242.5
Amortization of deferred acquisition costs and intangibles	80.7	31.3	—	112.0
Interest expense	132.8	—	1.2	134.0

Total benefits and expenses	1,269.4	792.5	25.2	2,087.1

Income before income taxes	432.3	69.4	46.3	548.0
Provision for income taxes	153.2	6.9	28.3	188.4

Net income	$279.1	$62.5	$18.0	$359.6

Total assets	$14,377.5	$28,846.0	$1,280.5	$44,504.0

The following is a summary of our segments and Corporate and Other activities for the year ended December 31, 2005:

(Amounts in millions)	Protection	Retirement Income and Institutional	Corporate and Other	Consolidated
Premiums	$778.6	$333.8	$—	$1,112.4
Net investment income	442.1	493.8	82.7	1,018.6
Net investment gains (losses)	—	—	(9.7)	(9.7)
Policy fees and other income	303.4	58.9	—	362.3

Total revenues	1,524.1	886.5	73.0	2,483.6

Benefits and other changes in policy reserves	654.7	490.4	—	1,145.1
Interest credited	216.4	239.6	—	456.0
Acquisition and operating expenses, net of deferrals	137.5	62.2	38.2	237.9
Amortization of deferred acquisition costs and intangibles	147.4	30.0	—	177.4
Interest expense	48.4	—	0.3	48.7

Total benefits and expenses	1,204.4	822.2	38.5	2,065.1

Income before income taxes	319.7	64.3	34.5	418.5
Provision for income taxes	132.9	7.1	7.9	147.9

Net income	$186.8	$57.2	$26.6	$270.6

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2007, 2006 and 2005

(21) Quarterly Financial Data (unaudited)

Our unaudited summarized quarterly results of operations for the years ended December 31 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(Amounts in millions)	2007	2006	2007	2006	2007	2006	2007	2006
Net investment income	$285.3	$256.4	$287.2	$280.0	$322.5	$274.1	$294.9	$306.4

Total revenues	$657.5	$632.3	$647.7	$648.2	$700.4	$645.2	$647.7	$709.4

Net income	$93.5	$83.6	$76.5	$86.0	$114.4	$92.0	$39.3	$98.0

Report of Independent Registered Public Accounting Firm

The Board of Directors

Genworth Life and Annuity Insurance Company:

Under date of February 28, 2008, we reported on the consolidated balance sheets of Genworth Life and Annuity Insurance Company and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia

February 28, 2008

Schedule I

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

Summary of investments—other than investments in related parties

(Amounts in millions)

As of December 31, 2007, the amortized cost or cost, estimated fair value and carrying value of our invested assets were as follows:

Type of Investment	Amortized cost or cost	Estimated fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$189.3	$207.2	$207.2
Government—non U.S.	293.0	319.7	319.7
Public utilities	861.9	858.7	858.7
All other corporate bonds	14,401.2	13,851.7	13,851.7

Total fixed maturity securities	15,745.4	15,237.3	15,237.3
Equity securities	60.5	64.0	64.0
Commercial mortgage loans	2,968.1	xxxxx	2,968.1
Policy loans	466.8	xxxxx	466.8
Other invested assets(1)	989.8	xxxxx	1,091.0

Total investments	$20,230.6	xxxxx	$19,827.2

(1)

The amount shown in the consolidated balance sheets for other invested assets differs from amortized cost or cost presented, as other invested assets includes certain assets with a carrying amount that differs from amortized cost or cost.

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule III

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liabilities for Policy and Contract Claims	Unearned Premiums
December 31, 2007:
Protection	$2,429.1	$2,206.1	$4,815.6	$249.3	$21.4
Retirement Income and Institutional	533.1	7,603.3	9,146.7	13.8	—

Total	$2,962.2	$9,809.4	$13,962.3	$263.1	$21.4

December 31, 2006:
Protection	$2,272.1	$2,073.3	$4,880.4	$265.0	$24.1
Retirement Income and Institutional	387.9	7,960.3	9,559.4	14.3	—

Total	$2,660.0	$10,033.6	$14,439.8	$279.3	$24.1

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Acquisition and Operating Expenses, Net of Deferrals	Amortization of Deferred Acquisition Costs and Intangibles	Premiums Written
December 31, 2007:
Protection	$891.9	$609.3	$998.0	$145.6	$106.8	$869.2
Retirement Income and Institutional	171.3	570.6	648.7	79.5	44.6	171.2
Corporate and Other	—	10.0	—	19.1	—	—

Total	$1,063.2	$1,189.9	$1,646.7	$244.2	$151.4	$1,040.4

December 31, 2006:
Protection	$875.4	$537.8	$904.2	$151.7	$80.7	$840.1
Retirement Income and Institutional	256.9	521.0	694.4	66.8	31.3	256.9
Corporate and Other	—	58.1	—	24.0	—	—

Total	$1,132.3	$1,116.9	$1,598.6	$242.5	$112.0	$1,097.0

December 31, 2005:
Protection	$778.6	$442.1	$871.1	$137.5	$147.4	$748.1
Retirement Income and Institutional	333.8	493.8	730.0	62.2	30.0	334.2
Corporate and Other	—	82.7	—	38.2	—	—

Total	$1,112.4	$1,018.6	$1,601.1	$237.9	$177.4	$1,082.3

See Accompanying Report of Independent Registered Public Accounting Firm

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent auditor, KPMG LLP, a registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below.

/S/ PAMELA S. SCHUTZ
Pamela S. Schutz Chairperson, President and Chief Executive Officer (Principal Executive Officer)

/S/ DENNIS R. VIGNEAU
Dennis R. Vigneau Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors

Genworth Life and Annuity Insurance Company:

We have audited Genworth Life and Annuity Insurance Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Genworth Life and Annuity Insurance Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Life and Annuity Insurance Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Richmond, Virginia

February 28, 2008

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2007

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information omitted in accordance with General Instructions I (2)(c).

Item 11. Executive Compensation

Information omitted in accordance with General Instructions I (2)(c).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder’s Matters

Information omitted in accordance with General Instructions I (2)(c).

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information omitted in accordance with General Instructions I (2)(c).

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A with regard to the Company’s parent entity, Genworth Financial, Inc., will be provided in Genworth Financial, Inc.’s definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Independent Auditor,” and possibly elsewhere therein. That information is incorporated into this Item 14 by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Documents filed as part of this report.

1. Financial Statements (see Item 8. Financial Statements and Supplementary Data)

2. Financial Statement Schedules

Report of KPMG LLP, Independent Registered Public Accounting Firm, on Schedules	114
Schedule I—Summary of investments—other than investments in related parties	115
Schedule III—Supplemental Insurance Information	116

3. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Genworth Life and Annuity Insurance Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 4, 2006)

3.2	Amended and Restated By-Laws of Genworth Life and Annuity Insurance Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

14	Genworth Financial, Inc. Code of Ethics (incorporated by reference to Exhibit 14.1 to Genworth Financial, Inc.’s Current Report on Form 8-K dated July 22, 2005)

21	Subsidiaries, Information omitted in accordance with General Instructions I (2)(b)

23	Consent of KPMG LLP (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Pamela S. Schutz (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dennis R. Vigneau (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Pamela S. Schutz (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Dennis R. Vigneau (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2008

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

By:	/S/ DENNIS R. VIGNEAU
Dennis R. Vigneau Senior Vice President—Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: February 28, 2008

/S/ PAMELA S. SCHULTZ Pamela S. Schutz	Chairperson of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/S/ DENNIS R. VIGNEAU Dennis R. Vigneau	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JAC J. AMERELL Jac J. Amerell	Vice President and Controller (Principal Accounting Officer)

/S/ GEOFFREY S. STIFF Geoffrey S. Stiff	Director, Senior Vice President

/S/ PAUL A. HALEY Paul A. Haley	Director, Senior Vice President and Chief Actuary

/S/ WILLIAM C. GOINGS, II William C. Goings, II	Director, Senior Vice President

/S/ VICTOR C. MOSES Victor C. Moses	Director, Senior Vice President

/S/ LEON E. RODAY Leon E. Roday	Director, Senior Vice President