Form 10-Q
period 2008-03-31
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2008-04-29
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-32709

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

(Exact Name of Registrant as Specified in its Charter)

Virginia	54-0283385
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6610 West Broad Street Richmond, Virginia	23230
(Address of Principal Executive Offices)	(Zip Code)

(804) 281-6000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 29, 2008, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of Genworth Life and Annuity Insurance Company is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Premiums	$268.6	$255.9
Net investment income	271.2	285.3
Net investment gains (losses)	(65.2)	(1.6)
Policy fees and other income	135.3	117.9

Total revenues	609.9	657.5

Benefits and expenses:
Benefits and other changes in policy reserves	265.4	265.0
Interest credited	125.3	129.8
Acquisition and operating expenses, net of deferrals	60.8	49.7
Amortization of deferred acquisition costs and intangibles	31.6	40.7
Interest expense	46.1	42.0

Total benefits and expenses	529.2	527.2

Income before income taxes and equity in net income (loss) of unconsolidated subsidiary	80.7	130.3
Provision for income taxes	25.3	41.7

Net income before equity in net income (loss) of unconsolidated subsidiary	55.4	88.6
Equity in net income (loss) of unconsolidated subsidiary	(1.9)	4.9

Net income	$53.5	$93.5

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share and per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$14,354.0	$15,237.3
Equity securities available-for-sale, at fair value	62.6	64.0
Commercial mortgage loans	2,912.9	2,968.1
Policy loans	470.3	466.8
Other invested assets ($397.7 and $399.8 restricted)	1,645.5	1,437.5

Total investments	19,445.3	20,173.7
Cash and cash equivalents	809.2	616.4
Accrued investment income	192.4	167.4
Deferred acquisition costs	3,069.5	2,962.2
Goodwill	450.9	450.9
Intangible assets	517.9	502.3
Reinsurance recoverable	8,632.0	8,670.6
Other assets	456.2	427.8
Separate account assets	11,343.9	12,005.8

Total assets	$44,917.3	$45,977.1

Liabilities and stockholder’s equity
Liabilities:
Future policy benefits	$9,840.0	$9,809.4
Policyholder account balances	13,954.9	13,962.3
Liability for policy and contract claims	260.2	263.1
Unearned premiums	21.8	21.4
Deferred income tax liability	914.1	1,077.9
Non-recourse funding obligations	3,555.0	3,555.0
Other liabilities ($414.2 and $415.1 restricted)	1,097.0	995.8
Separate account liabilities	11,343.9	12,005.8

Total liabilities	40,986.9	41,690.7

Commitments and contingencies

Stockholder’s equity:
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	4,071.6	4,071.6

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(749.7)	(338.2)
Derivatives qualifying as hedges	7.2	4.9

Total accumulated other comprehensive income (loss)	(742.5)	(333.3)
Retained earnings	575.7	522.5

Total stockholder’s equity	3,930.4	4,286.4

Total liabilities and stockholder’s equity	$44,917.3	$45,977.1

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Amounts in millions)

(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholder’s equity
Balances as of December 31, 2006	$110.0	$25.6	$4,025.3	$22.0	$260.8	$4,443.7

Comprehensive income (loss):
Net income	—	—	—	—	93.5	93.5
Net unrealized gains (losses) on investment securities	—	—	—	15.5	—	15.5
Derivatives qualifying as hedges	—	—	—	(0.2)	—	(0.2)

Total comprehensive income (loss)						108.8
Redemption of preferred stock	(110.0)	—	—	—	—	(110.0)
Dividends and other transactions with stockholder	—	—	49.1	—	(7.2)	41.9

Balances as of March 31, 2007	$—	$25.6	$4,074.4	$37.3	$347.1	$4,484.4

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholder’s equity
Balances as of December 31, 2007	$25.6	$4,071.6	$(333.3)	$522.5	$4,286.4

Comprehensive income (loss):
Net income	—	—	—	53.5	53.5
Net unrealized gains (losses) on investment securities	—	—	(411.5)	—	(411.5)
Derivatives qualifying as hedges	—	—	2.3	—	2.3

Total comprehensive income (loss)					(355.7)
Dividends and other transactions with stockholder	—	—	—	(0.3)	(0.3)

Balances as of March 31, 2008	$25.6	$4,071.6	$(742.5)	$575.7	$3,930.4

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$53.5	$93.5
Adjustments to reconcile net income to net cash from operating activities:
Net investments (gains) losses	65.2	1.6
Equity in net (income) loss of unconsolidated subsidiary	1.9	(4.9)
Charges assessed to policyholders	(93.8)	(79.7)
Purchases of trading securities	(18.7)	(1.4)
Amortization of fixed maturity discounts and premiums	(1.4)	(0.6)
Acquisition costs deferred	(114.8)	(116.6)
Amortization of deferred acquisition costs and intangibles	31.6	40.7
Deferred income taxes	45.7	42.8
Change in certain assets and liabilities:
Accrued investment income and other assets	(84.1)	(189.6)
Insurance reserves	138.8	145.9
Other liabilities and policy-related balances	11.2	112.2

Net cash from operating activities	35.1	43.9

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturities	398.9	626.0
Commercial mortgage loans	85.6	90.3
Proceeds from sales of investments:
Fixed maturities and equity securities	77.3	449.3
Purchases and originations of investments:
Fixed maturities and equity securities	(246.3)	(895.1)
Commercial mortgage loans	(25.4)	(70.6)
Other invested assets, net	(31.5)	(55.3)
Cash related to transfer of subsidiary to an affiliate	—	(27.0)
Policy loans, net	(3.5)	(1.0)

Net cash from investing activities	255.1	116.6

Cash flows from financing activities:
Proceeds from issuance of investment contracts	991.7	776.8
Redemption and benefit payments on investment contracts	(1,109.9)	(964.7)
Proceeds from short-term borrowings and other, net	20.8	88.0
Payments on short-term borrowings	—	(146.8)
Redemption of preferred stock	—	(110.0)
Dividends paid to stockholder	—	(2.5)

Net cash from financing activities	(97.4)	(359.2)

Net change in cash and cash equivalents	192.8	(198.7)
Cash and cash equivalents at beginning of period	616.4	423.8

Cash and cash equivalents at end of period	$809.2	$225.1

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Formation and Nature of Business

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

The accompanying condensed consolidated financial statements include the historical operations and accounts of the Company and its subsidiaries which include Assigned Settlement, Inc., GNWLAAC Real Estate Holding, LLC, Jamestown Life Insurance Company, River Lake Insurance Company (“River Lake I”), River Lake Insurance Company II (“River Lake II”), River Lake Insurance Company III (“River Lake III”), River Lake Insurance Company IV Limited (“River Lake IV”), River Lake Insurance Company V (“River Lake V”) and Rivermont Life Insurance Company I (“Rivermont I”). All significant intercompany accounts and transactions have been eliminated in consolidation.

We offer term and universal life insurance and Medicare supplement insurance. We also offer fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and institutional products which include funding agreements backing notes (“FABNs”), funding agreements and guaranteed investment contracts (“GICs”). On March 25, 2008, we announced our intention to discontinue the sales of variable life insurance policies beginning on and after May 1, 2008. We do business in Bermuda, the District of Columbia and all states, except New York.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2007 Annual Report on Form 10-K filed on February 28, 2008.

2. Accounting Pronouncements

Recently adopted

Fair Value Measurements

As of January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. Additionally, on January 1, 2008, we elected the partial adoption of SFAS No. 157 under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. Under the provisions of the FSP, we will delay the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. In January 2008, FASB also issued proposed FSP FAS 157-c that would amend SFAS No. 157 to clarify the principles on fair value measurement of liabilities. Management is monitoring the status of this proposed FSP for any impact on our consolidated financial statements. See note 4 for additional disclosures about fair value measurement.

Fair Value Option for Financial Assets and Financial Liabilities

As of January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of SFAS No. 159 did not impact our consolidated financial statements, as no items were elected for measurement at fair value upon initial adoption. We will continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the statement.

Amendment of FASB Interpretation No. 39

As of January 1, 2008, we adopted FSP FASB Interpretation (“FIN”) No. 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts, to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. The FSP also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN No. 39, as amended. As we do not have collateral arrangements for our derivative instruments, there was no impact from the adoption of FIN No. 39-1.

Not yet adopted

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 will be effective for us on January 1, 2009. We do not expect SFAS No. 161 to have a material impact on our consolidated financial statements.

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

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement establishes accounting and reporting standards for

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary. SFAS No. 160 will be effective for us on January 1, 2009 and will be applied prospectively as of the effective date. We do not expect SFAS No. 160 to have a material impact on our consolidated financial statements.

3. Investments and Derivative Instruments

Investments

As of March 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$211.3	$24.4	$(0.1)	$235.6
Tax exempt	13.1	—	(0.1)	13.0
Government—non U.S.	290.3	24.5	(4.0)	310.8
U.S. corporate	6,900.5	105.7	(354.4)	6,651.8
Corporate—non U.S.	1,868.6	9.7	(132.9)	1,745.4
Mortgage and asset-backed	6,194.9	23.5	(821.0)	5,397.4

Total fixed maturity securities	15,478.7	187.8	(1,312.5)	14,354.0
Equity securities	63.8	0.4	(1.6)	62.6

Total available-for-sale securities	$15,542.5	$188.2	$(1,314.1)	$14,416.6

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2008:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$6.6	$(0.1)	3	$—	$—	—
State municipal	13.0	(0.1)	1	—	—	—
Government—non U.S.	46.3	(4.0)	22	—	—	—
U.S. corporate	2,401.3	(178.5)	372	1,365.7	(175.9)	241
Corporate—non U.S.	949.7	(80.7)	138	416.3	(52.2)	59
Asset-backed	2,113.9	(244.4)	247	930.8	(191.3)	150
Mortgage-backed	1,367.2	(230.8)	288	501.6	(154.5)	160

Subtotal, fixed maturity securities	6,898.0	(738.6)	1,071	3,214.4	(573.9)	610
Equity securities	32.8	(1.2)	4	0.8	(0.4)	3

Total temporarily impaired securities	$6,930.8	$(739.8)	1,075	$3,215.2	$(574.3)	613

% Below cost—fixed maturity securities:
<20% Below cost	$6,406.4	$(427.4)	917	$2,723.6	$(272.9)	451
20-50% Below cost	418.3	(164.6)	113	429.6	(170.3)	113
>50% Below cost	73.3	(146.6)	41	61.2	(130.7)	46

Total fixed maturity securities	6,898.0	(738.6)	1,071	3,214.4	(573.9)	610

% Below cost—equity securities:
<20% Below cost	32.8	(1.2)	4	0.8	(0.4)	3
>50% Below cost	—	—	—	—	—	—

Total equity securities	32.8	(1.2)	4	0.8	(0.4)	3

Total temporarily impaired securities	$6,930.8	$(739.8)	1,075	$3,215.2	$(574.3)	613

Investment grade	$6,600.6	$(703.5)	960	$3,097.6	$(552.1)	568
Below investment grade	330.2	(36.3)	115	117.6	(22.2)	45

Total temporarily impaired securities	$6,930.8	$(739.8)	1,075	$3,215.2	$(574.3)	613

The investment securities in an unrealized loss position as of March 31, 2008 consisted of 1,688 securities accounting for unrealized losses of $1,314.1 million. Of these unrealized losses of $1,314.1 million, 95.5% were investment grade (rated AAA through BBB-) and 53.4% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008, particularly in our sub-prime and Alt-A residential mortgage and asset-backed securities. Of the investment securities in an unrealized loss position for twelve months or more as of March 31, 2008, 15 securities were 20% or more below cost and below investment grade (rate BB+ and below) for twelve months or more. These securities accounted for unrealized losses of $12.7 million.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2008, we expect these investments to continue to perform with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2008. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements.

Derivative instruments

The fair value of derivative instruments is based upon either prices obtained from an independent third party or pricing valuation models utilizing market inputs obtained from an independent third party. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	March 31, 2008			December 31, 2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$3,184.7	$142.5	$49.7	$2,513.7	$73.8	$24.4
Equity index options	1,037.7	190.0	—	877.6	115.6	—
Limited guarantee	250.0	30.0	—	250.0	23.9	—
Financial futures	189.2	—	—	12.5	—	—
Credit default swaps	56.1	—	0.7	—	—	—

Total derivatives	$4,717.7	$362.5	$50.4	$3,653.8	$213.3	$24.4

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of March 31, 2008 and December 31, 2007, the fair value included $244.8 million and $150.9 million, respectively, of derivative assets and $32.5 million and $14.5 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

4. Fair Value Measurement

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are carried at fair value.

Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 requires all assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

•	Level 1—Quoted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3—Instruments whose significant value drivers are unobservable.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded derivatives and actively traded mutual fund investments.

Level 2 includes those financial instruments that are valued by independent pricing services or valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable, information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed maturity and equity securities; government or agency securities; certain mortgage and asset-backed securities; securities held as collateral; and certain non-exchange-traded derivatives such as interest rate swaps.

Level 3 is comprised of financial instruments whose fair value is estimated based on non-binding broker prices or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments where we cannot corroborate the significant valuation inputs with market observable data.

At each reporting period, all assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability, such as the relative impact on the fair value as a result of including a particular input.

The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from independent pricing services, when available, utilizing Level 2 inputs. Where pricing services do not provide fair values, internally developed pricing models produce estimates of fair value primarily utilizing Level 2 inputs along with certain Level 3 inputs. The internally developed models include matrix pricing where we discount expected cash flows utilizing market interest rates obtained from third-party sources based on the credit quality and duration of the instrument to determine fair value. For securities that may not be reliably priced using internally developed pricing models, broker quotes are obtained. These broker quotes represent an exit price but the assumptions used to establish the fair value may not be observable and represent Level 3 inputs.

The fair value of securities held as collateral is primarily based on Level 2 inputs by third parties for the collateral that is held on our behalf by the custodian. The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.

As discussed above, the classification of fair value measurements for derivative instruments, including embedded derivatives requiring bifurcation, is determined based on consideration of several inputs including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options; market interest rates; and non-performance risk. For product-related embedded derivatives, we also include certain policyholder assumptions in the determination of fair value.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth our assets that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$14,354.0	$—	$12,279.6	$2,074.4
Equity securities, available-for-sale	62.6	14.8	43.2	4.6
Other invested assets(a)	1,045.8	—	726.5	319.3
Separate account assets	11,343.9	11,343.9	—	—

Total assets	$26,806.3	$11,358.7	$13,049.3	$2,398.3

(a)	Includes derivatives, trading securities, restricted other invested assets and securities held as collateral.

The following table sets forth our liabilities that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Policyholder account balances(a)	$102.7	$—	$—	$102.7
Other liabilities(b)	50.4	—	50.4	—

Total liabilities	$153.1	$—	$50.4	$102.7

(a)	Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)	Represents derivative instruments.

For assets carried at fair value, the credit standing of the counterparties is considered in the determination of fair value measurement for those assets. The fair value measurement of a liability must reflect the nonperformance risk of the entity. Therefore, the impact of credit standing, as well as any potential credit enhancements (e.g., collateral), has been considered in the fair value measurement of both assets and liabilities.

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

(Amounts in millions)	Fixed maturity securities, available-for- sale	Equity securities, available-for- sale	Other invested assets(a)	Total
Beginning balance as of December 31, 2007	$2,044.2	$5.1	$227.2	$2,276.5
Total realized and unrealized gains (losses):
Included in net income	(16.0)	0.8	46.3	31.1
Included in other comprehensive income (loss)	(161.8)	—	(0.4)	(162.2)
Purchases, sales, issuances and settlements, net	14.2	(1.3)	52.9	65.8
Transfers in (out) of Level 3	193.8	—	(6.7)	187.1

Ending balance as of March 31, 2008	$2,074.4	$4.6	$319.3	$2,398.3

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(16.0)	$—	$46.3	$30.3

(a)	Includes trading securities, restricted other invested assets and certain derivatives.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

(Amounts in millions)	Policyholder account balances(a)
Beginning balance as of December 31, 2007	$30.3
Total realized and unrealized (gains) losses:
Included in net income	69.4
Included in other comprehensive income (loss)	—
Purchases, sales, issuances and settlements, net	3.0
Transfers in (out) of Level 3	—

Ending balance as of March 31, 2008	$102.7

Amount of total (gains) losses for the period included in net income attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$69.5

(a)	Includes product-related embedded derivatives.

Realized and unrealized gains (losses) on Level 3 assets and liabilities are primarily reported in either net investment gains (losses) within the consolidated statements of income or other comprehensive income (loss) within stockholder’s equity based on the appropriate accounting treatment for the instrument.

Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period. Such activity primarily consists of purchases and sales of fixed maturity, equity and trading securities and purchases and settlements of derivative instruments.

The purchases, sales, issuances and settlements, net, activity presented for policyholder account balances represents the issuances and settlements of product-related embedded derivatives where: issuances are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs upon issuance; and settlements are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net income” in the table presented above. However, due to the characteristics of these embedded derivatives, the total change in fair value was reflected in income for the period.

We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur.

The amount presented for unrealized gains (losses) for assets and liabilities still held as of the reporting date primarily represents impairments for available-for-sale securities, changes in fair value of trading securities and certain derivatives, and changes in fair value of certain product-related embedded derivatives that exist as of the reporting date, which were recorded in net investment gains (losses).

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2008, there were no assets or liabilities measured at fair value on a non-recurring basis in periods subsequent to initial recognition.

5. Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek indeterminate amounts which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer reputational harm, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor to determine the ultimate outcomes of all pending investigations and legal proceedings, nor to provide reasonable ranges of potential losses.

(b) Commitments

As of March 31, 2008, we were committed to fund $1.3 million in commercial mortgage loan investments and $167.4 million in limited partnership investments.

(c) Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 that were funded by products of our parent and one of our affiliates. The structured settlement reserves related to this guarantee were $275.2 million as of March 31, 2008.

6. Non-recourse Funding Obligations

As of March 31, 2008, we had $3.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves, of which, $1.7 billion were guaranteed by third-party financial guaranty insurance companies. The interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guaranteed these obligations. In January 2008, the maximum rate on $1.2 billion of the $1.7 billion of non-recourse funding obligations was contractually reset to a higher rate due to the third-party financial guaranty insurance company that guaranteed these obligations being placed on credit watch. However, in February 2008, the credit ratings for that guarantor were reaffirmed which lowered the interest rate from the January 2008 reset rate. In February 2008, the rate was reset from the December 2007 rate on the remaining $0.5 billion to the highest contractual rate due to further downgrades on the third-party financial guaranty insurance company of those obligations.

As of March 31, 2008 and December 31, 2007, the weighted average interest rate on our non-recourse funding obligations was 3.7% and 5.8%, respectively.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Segment Information

We conduct our operations in two operating business segments: (1) Protection, which includes term and universal life insurance and Medicare supplement insurance, and (2) Retirement Income and Institutional, which principally includes fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, variable life insurance and institutional products. Institutional products include FABNs, funding agreements and GICs. We also have Corporate and Other activities which include income and expenses not allocated to the segments.

We use the same accounting policies and procedures to measure segment net income and assets as we use to measure our consolidated net income and assets. Segment net income represents the basis on which the performance of our business is assessed by management.

The following is a summary of our segments and Corporate and Other activities for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2008	2007
Revenues:
Protection	$436.0	$443.0
Retirement Income and Institutional	166.9	208.0
Corporate and Other	7.0	6.5

Total revenues	$609.9	$657.5

Net income (loss):
Protection	$59.9	$69.4
Retirement Income and Institutional	(6.1)	19.2
Corporate and Other	(0.3)	4.9

Net income	$53.5	$93.5

The following is a summary of total assets for our segments and Corporate and Other activities as of the periods indicated:

(Amounts in millions)	March 31, 2008	December 31, 2007
Assets:
Protection	$15,063.4	$14,880.0
Retirement Income and Institutional	28,457.1	29,456.7
Corporate and Other	1,396.8	1,640.4

Total assets	$44,917.3	$45,977.1

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including interest rate fluctuations, downturns and volatility in equity and credit markets, downgrades in our financial strength or credit ratings, insufficiency of reserves, competition, availability and adequacy of reinsurance, defaults by counterparties, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, the failure or any compromise of the security of our computer systems, the occurrence of natural or man-made disasters or disease pandemic, unexpected changes in mortality, accelerated amortization of deferred acquisition costs and present value of future profits, goodwill impairments, medical advances such as genetic mapping research, unexpected changes in persistency rates and increases in statutory reserve requirements.

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

•	Protection. We offer customers term and universal life insurance and Medicare supplement insurance.

•

Retirement Income and Institutional. We offer customers a variety of wealth accumulation, income distribution and institutional products. Wealth accumulation and income distribution products principally include fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. Institutional products include funding agreements backing notes (“FABNs”), funding agreements and guaranteed investment contracts (“GICs”).

We also have Corporate and Other activities which include income and expenses not allocated to the segments.

Business trends and conditions

In recent years, our business has been, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. The discussion of business trends and conditions should be read together with the trends contained in our 2007 Annual Report on Form 10-K, which described additional business trends and conditions.

General conditions and trends affecting our businesses

Volatility in credit markets. Credit markets continue to experience reduced liquidity, higher volatility and widening credit spreads across asset classes mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards safety pushing up the demand for U.S. Treasury instruments. We believe the current credit market conditions contributed to an increase in net unrealized investment losses of $616.6 million, before tax and other offsets, during 2008 in our $14,354.0 million investment portfolio of fixed maturity securities reflecting widening spreads in our mortgage and asset-backed securities, partially offset by the effects of a lower risk-free interest rate environment. We also believe these credit market conditions have contributed to a higher level of impairments on our investment portfolio. We expect to experience continued volatility in the valuation of our fixed maturity securities, as well as a generally higher level of credit-related investment losses including additional impairments on our investment portfolio. We believe, however, that the current credit environment also provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and Derivative Instruments” for additional information on our investment portfolio. In addition, a weakening in the economic environment could lead to increased credit defaults.

The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including non-recourse funding obligations, commercial paper, long-term debt and asset-backed securities. Credit spreads widened for many corporate issuers of commercial paper and long-term debt resulting in less favorable financing terms. This unfavorable liquidity environment did not have a material effect on our financing activities during the quarter ended March 31, 2008.

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

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products. For term life insurance and certain universal life insurance, we have implemented capital management actions to reduce the capital impact of these regulations. Several competitors have taken capital management actions similar to ours in response to Regulations XXX and AXXX. Recent market conditions impacting securitization transactions may impact future life sales insurance which will necessitate our need to pursue alternative structures such as reinsurance and lines of credit.

As of March 31, 2008, we had $3.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing these additional statutory reserves, of which, $1.7 billion were guaranteed by third-party financial guaranty insurance companies. The interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guaranteed these obligations. During 2007 and 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to higher rates and continue to be subject to rate resets. We do not believe that these increases will have a material impact on our consolidated financial statements. To maintain and optimize product returns, we may, at our discretion, seek alternative, and potentially more costly, financing terms in the future depending upon market conditions.

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

Institutional. Results in our institutional business are affected by credit markets. During 2007 and the first quarter of 2008, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes. Our ability to issue funding agreements, FABNs and GICs to institutional investors is primarily dependent upon the credit markets, market perception of credit and risk-based pricing and our credit default swaps. We view this business as opportunistic and, therefore, new origination activity may vary considerably period to period. The current credit market conditions made these types of products for large institutional investors less attractive compared to alternative products offering higher yields with more liquidity.

Certain of our FABNs and funding agreements offer contractholders the option to make periodic elections to extend their maturity date. As a result of the current credit market conditions, certain contractholders have elected not to extend their contracts. We do not believe that this trend will have a material effect on our financial position or liquidity.

In December 2007, we began issuing FABNs to retail investors and believe the current credit market conditions will not significantly impact sales to our retail investors.

Consolidated Results of Operations

In addition to measuring revenues, net income and assets in terms of operating performance, management also monitors and reports sales and insurance in-force metrics each period.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refers to: (1) annualized first-year premiums for term life insurance and Medicare supplement insurance; and (2) new and additional premiums/deposits for universal life insurance, fixed annuities, institutional products and variable products. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums and new premiums/deposits to be measures of our operating performance because they represent measures of new sales of insurance policies or contracts during a specified period, rather than measures of our revenues or profitability during that period.

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

The following discussions of our results of operations should be read in conjunction with the “—Business trends and conditions.”

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table sets forth our consolidated results of operations for the periods indicated:

(Amounts in millions)	Three months ended March 31,		Increase (decrease) and percentage change
	2008	2007	2008 vs. 2007
Revenues:
Premiums	$268.6	$255.9	$12.7	5.0%
Net investment income	271.2	285.3	(14.1)	(4.9)%
Net investment gains (losses)	(65.2)	(1.6)	(63.6)	NM (1)
Policy fees and other income	135.3	117.9	17.4	14.8%

Total revenues	609.9	657.5	(47.6)	(7.2)%

Benefits and expenses:
Benefits and other changes in policy reserves	265.4	265.0	0.4	0.2%
Interest credited	125.3	129.8	(4.5)	(3.5)%
Acquisition and operating expenses, net of deferrals	60.8	49.7	11.1	22.3%
Amortization of deferred acquisition costs and intangibles	31.6	40.7	(9.1)	(22.4)%
Interest expense	46.1	42.0	4.1	9.8%

Total benefits and expenses	529.2	527.2	2.0	0.4%

Income before income taxes and equity in net income (loss) of unconsolidated subsidiary	80.7	130.3	(49.6)	(38.1)%
Provision for income taxes	25.3	41.7	(16.4)	(39.3)%

Net income before equity in net income (loss) of unconsolidated subsidiary	55.4	88.6	(33.2)	(37.5)%
Equity in net income (loss) of unconsolidated subsidiary	(1.9)	4.9	(6.8)	(138.8)%

Net income	$53.5	$93.5	$(40.0)	(42.8)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on individual life insurance, Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies.

•

Our Protection segment increased $12.2 million driven largely by in-force growth from new sales and renewal premiums in term life insurance, partially offset by a decrease in Medicare supplement insurance as lapses exceeded new sales.

•

Our Retirement Income and Institutional segment increased $0.5 million primarily as a result of increased life-contingent single premium immediate annuity sales, partially offset by a decrease in our structured settlement annuities which are in runoff.

Net investment income. Net investment income represents the income earned on our investments.

•	Our Protection segment decreased $2.6 million mainly due to lower yields on assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves.

•

Our Retirement Income and Institutional segment decreased $10.6 million mainly attributable to lower yields on floating rate investments supporting certain floating rate policyholder liabilities related to our institutional products and a decrease related to deferred annuities from a decline in average invested assets and yields.

•	Corporate and other activities decreased $0.9 million attributable to lower income from surplus assets.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and (losses) from the sale or impairment of our investments, unrealized and realized gains and (losses) from our trading securities, fair value hedging relationships, non-qualifying derivatives and embedded derivatives. We incurred $44.2 million of impairments during the three months ended March 31, 2008, of which $35.7 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Net investment losses from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during the first quarter of 2008. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. Policy fees and other income consist primarily of fees assessed against policyholder and contractholder account values, cost of insurance and surrender charges assessed on universal life insurance policies and other fees.

•	Our Protection segment increased $3.1 million largely attributable to increased sales of universal life insurance.

•

Our Retirement Income and Institutional segment increased $14.3 million principally from increased assets under management from continued sales of our variable annuities, primarily our Income Distribution Series.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life insurance, Medicare supplement insurance and structured settlements and single premium immediate annuities with life contingencies.

•	Our Protection segment decreased $4.0 million principally driven by higher terminations and favorable claims experience in our Medicare supplement insurance.

•	Our Retirement Income and Institutional segment increased $4.4 million mainly resulting from increased life-contingent single premium immediate annuity sales.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our Protection segment increased $1.2 million mainly as a result of growth in assets under management in universal life insurance.

•

Our Retirement Income and Institutional segment decreased $5.7 million primarily from our institutional products as lower short-term rates have impacted interest paid on our floating rate policyholder liabilities. Our spread-based products also decreased as a result of lower account values on fixed annuities associated with surrenders more than offsetting sales and crediting rates being reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

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

•	Our Protection segment increased $12.4 million primarily due to lower commission allowances related to an affiliated reinsurance agreement and higher allocated expenses.

•

Corporate and other activities decreased from lower amortization of loan origination fees and costs associated with commercial mortgage loans driven by a system correction in the fourth quarter of 2007.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consist primarily of the amortization of acquisition costs that are capitalized, present value of future profits, capitalized software and goodwill impairments.

•	Our Protection segment decreased $5.6 million primarily from lower amortization related to our universal life insurance product from a prior year adjustment.

•

Our Retirement Income and Institutional segment decreased $3.5 million from lower amortization as a result of hedge losses related to our guaranteed minimum withdrawal benefit product that was partially offset by higher amortization attributable to growth in our Income Distribution Series.

Interest expense. Interest expense represents interest related to our non-recourse funding obligations. Interest expense increased mainly as a result of the issuance of additional non-recourse funding obligations in the second quarter of 2007 and an increase in average floating rates paid on those obligations.

Provision for income taxes. The effective tax rate decreased to 31.4% for the three months ended March 31, 2008 from 32.0% for the three months ended March 31, 2007. The decrease in the effective rate was primarily attributable to a change related to favorable examination developments in 2007, partially offset by higher tax favored investments over lower expected pre-tax income.

Net income. The decrease in net income was largely the result of an increase in net investment losses from impairments and hedging activity recorded in the first quarter of 2008 and a decrease in net investment income from lower yields. Additionally, there was a decrease of $6.8 million from equity in the net income (loss) of Genworth Life Insurance Company of New York (“GLICNY”). These decreases were partially offset by growth in assets under management.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our net investment income for each component of our investment portfolio for the periods indicated:

	Three months ended March 31,				Increase (decrease)
	2008	2007			2008 vs. 2007
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.5%	$214.0	6.1%	$231.1	(0.6)%	$(17.1)
Commercial mortgage loans	6.3%	46.5	6.1%	43.4	0.2%	3.1
Equity securities	8.7%	1.3	1.9%	0.2	6.8%	1.1
Other invested assets	2.3%	9.8	2.2%	8.2	0.1%	1.6
Policy loans	5.9%	6.9	5.8%	6.8	0.1%	0.1

Gross investment income before expenses and fees	5.3%	278.5	5.8%	289.7	(0.5)%	(11.2)
Expenses and fees	(0.2)%	(7.3)	(0.1)%	(4.4)	(0.1)%	(2.9)

Net investment income	5.1%	$271.2	5.7%	$285.3	(0.6)%	$(14.1)

Yields for fixed maturity and equity securities are based on weighted average amortized cost or cost, respectively. Yields for other invested assets, which included securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three months ended March 31, 2008, the decrease in overall investment yields was primarily attributable to decreased yields on floating rate investments supporting floating rate policyholder liabilities and non-recourse funding obligations.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended March 31,
(Amounts in millions)	2008	2007
Available-for-sale securities:
Realized gains on sale	$3.2	$2.4
Realized losses on sale	(2.8)	(7.2)
Impairments	(44.2)	—
Derivatives and other	(24.0)	2.2
Net unrealized gains on trading securities	2.5	1.6
Commercial mortgage loans	0.1	(0.6)

Net investments gains (losses)	$(65.2)	$(1.6)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

•

For the three months ended March 31, 2008, net investment losses increased principally from impairments from credit-related events. Impairments included $35.7 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Net investment losses from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during the first quarter of 2008.

•

The aggregate fair value of securities sold at a loss during the three months ended March 31, 2008 and 2007 was $70.5 million and $404.6 million, respectively, which was 96.3% and 98.3% of book value, respectively.

Derivative instruments primarily consist of changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	March 31, 2008		December 31, 2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale (1) :
Public	$8,698.1	43.0%	$9,217.6	44.3%
Private	5,655.9	27.9%	6,019.7	29.0%
Commercial mortgage loans	2,912.9	14.4%	2,968.1	14.3%
Other invested assets	1,645.5	8.1%	1,437.5	6.9%
Policy loans	470.3	2.3%	466.8	2.2%
Equity securities, available-for-sale	62.6	0.3%	64.0	0.3%
Cash and cash equivalents	809.2	4.0%	616.4	3.0%

Total cash, cash equivalents and invested assets	$20,254.5	100.0%	$20,790.1	100.0%

(1)

As of March 31, 2008 and December 31, 2007, we had $1,699.5 million and $2,050.1 million, respectively, of residential mortgage-backed and asset-backed securities included in fixed maturities, of which $672.6 million and $888.4 million, respectively, were investment grade securities collateralized by sub-prime residential mortgage loans and $420.5 million and $526.8 million, respectively, were investment grade securities collateralized by Alt-A residential mortgage loans.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. All assets carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1—Quoted prices for identical instruments in active markets.

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3—Instruments whose significant value drivers are unobservable.

See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information regarding the levels.

Our portfolio of fixed maturity securities is comprised primarily of investment grade registered securities. Estimates of fair values for these securities are readily obtained from leading independent pricing services utilizing market observable inputs consistent with Level 2 inputs. For our less liquid securities, such as our privately placed securities, we utilize third-party asset managers’ data to employ alternative valuation methods commonly used in the financial services industry to estimate fair value. Based on the market observability of the inputs used in estimating the fair value, the pricing level is assigned. As of March 31, 2008, approximately 15% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements.

Security pricing is applied using a hierarchy, or “waterfall” approach. The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from independent pricing services, when available. Because many fixed income securities do not trade on a daily basis, the independent pricing services apply available information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, broker quotes and matrix pricing to prepare evaluations. The independent pricing services’ teams of evaluators gather information from market sources and integrate relevant credit information, perceived market movements and sector news into the evaluated pricing models. Additionally, the independent pricing services perform extensive back-testing procedures to validate and/or refine models as conditions warrant. The independent pricing services also monitor market indicators, industry and economic events as triggers to obtain additional data.

Where pricing services do not provide fair values, internally developed pricing models produce estimates of fair value primarily utilizing Level 2 inputs along with certain Level 3 inputs. The internally developed models include matrix pricing. The pricing matrix begins with current treasury rates and uses credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry or issuer-specific credit characteristics and the security’s time to maturity, if warranted. Remaining un-priced securities are submitted to brokers for valuations.

In addition to this “waterfall” approach, we employ other valuation methods that we deem appropriate for certain externally managed funds.

The following table sets forth our investments that are measured at fair value on a recurring basis as of the date indicated:

	March 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$14,354.0	$—	$12,279.6	$2,074.4
Equity securities, available-for-sale	62.6	14.8	43.2	4.6
Other invested assets(a)	1,045.8	—	726.5	319.3

Total investments	$15,462.4	$14.8	$13,049.3	$2,398.3

(a)	Includes derivatives, trading securities, restricted other invested assets and securities held as collateral.

Other invested assets presented above only include collateral that is held in the form of securities with any remaining collateral balance representing cash.

The following table presents additional information for investments measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

(Amounts in millions)	Fixed maturity securities, available-for- sale	Equity securities, available-for- sale	Other invested assets(a)	Total
Beginning balance as of December 31, 2007	$2,044.2	$5.1	$227.2	$2,276.5
Total realized and unrealized gains (losses):
Included in net income	(16.0)	0.8	46.3	31.1
Included in other comprehensive income (loss)	(161.8)	—	(0.4)	(162.2)
Purchases, sales, issuances and settlements, net	14.2	(1.3)	52.9	65.8
Transfers in (out) of Level 3	193.8	—	(6.7)	187.1

Ending balance as of March 31, 2008	$2,074.4	$4.6	$319.3	$2,398.3

Amount of total gains (losses) for the period included in net income attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(16.0)	$—	$46.3	$30.3

(a)	Includes trading securities, restricted other invested assets and certain derivatives.

As included in the Level 3 table above, the fair value of fixed maturity securities classified as Level 3 measurements decreased by $161.8 million, primarily the result of a decrease in fair value for mortgage and asset-backed securities. The decrease in fair value of fixed maturity securities classified as Level 3 was offset by an increase, or net transfer in, of securities where the fair value measurement was classified as Level 3 as of March 31, 2008 but was not previously classified as Level 3. The change in classification resulted from an increase in the significance of certain unobservable market inputs, primarily spreads used within our internally developed pricing models, as well as a change in pricing source where significant inputs were not market observable.

Fixed maturity securities

As of March 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$211.3	$24.4	$(0.1)	$235.6
Tax exempt	13.1	—	(0.1)	13.0
Government—non U.S.	290.3	24.5	(4.0)	310.8
U.S. corporate	6,900.5	105.7	(354.4)	6,651.8
Corporate—non U.S.	1,868.6	9.7	(132.9)	1,745.4
Mortgage and asset-backed	6,194.9	23.5	(821.0)	5,397.4

Total fixed maturity securities	15,478.7	187.8	(1,312.5)	14,354.0
Equity securities	63.8	0.4	(1.6)	62.6

Total available-for-sale securities	$15,542.5	$188.2	$(1,314.1)	$14,416.6

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

Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2007 through March 31, 2008 were primarily a result of continued widening spreads in 2008, particularly in mortgage-backed and asset-backed securities attributable to marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans.

As of March 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$484.0	$1.7	$(62.6)	$423.1
AA	232.1	—	(125.0)	107.1

Subtotal	716.1	1.7	(187.6)	530.2
A	265.5	0.1	(123.9)	141.7
BBB	0.7	—	—	0.7
BB	3.0	—	(2.3)	0.7
B	8.8	—	(4.8)	4.0
Caa and lower	3.4	—	—	3.4

Total sub-prime securities	$997.5	$1.8	$(318.6)	$680.7

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$659.3	$1.8	$(44.3)	$616.8
AA	260.5	—	(89.2)	171.3

Subtotal	919.8	1.8	(133.5)	788.1
A	159.1	—	(61.0)	98.1
BBB	2.2	—	—	2.2

Total sub-prime securities	$1,081.1	$1.8	$(194.5)	$888.4

Our sub-prime securities were principally backed by first lien mortgages. We did not have significant exposure to second liens or option adjustable rate mortgages. We did not have any exposure to mezzanine collateralized debt obligations (“CDO”), interest margin deals, highly leveraged transactions or CDO-squared investments.

As of March 31, 2008, the estimated fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$91.8	$—	$91.6	$0.2
2005	152.8	—	150.4	2.4
2006	349.8	—	336.7	13.1
2007	86.3	—	82.0	4.3

Total sub-prime securities	$680.7	$—	$660.7	$20.0

As of March 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$369.0	$—	$(71.0)	$298.0
AA	124.1	1.0	(38.3)	86.8

Subtotal	493.1	1.0	(109.3)	384.8
A	45.3	—	(17.8)	27.5
BBB	19.7	—	(11.5)	8.2
B	0.1	—	(0.1)	—

Total Alt-A securities	$558.2	$1.0	$(138.7)	$420.5

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$377.4	$0.2	$(16.5)	$361.1
AA	127.9	0.8	(15.4)	113.3

Subtotal	505.3	1.0	(31.9)	474.4
A	60.4	—	(14.6)	45.8
BBB	9.2	—	(2.6)	6.6
B	0.1	—	—	0.1

Total Alt-A securities	$575.0	$1.0	$(49.1)	$526.9

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of March 31, 2008 were primarily a result of continued widening spreads during 2008 as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. As of March 31, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

As of March 31, 2008, the estimated fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$54.8	$—	$48.8	$6.0
2005	147.5	—	139.8	7.7
2006	138.8	—	106.5	32.3
2007	79.4	—	61.1	18.3

Total Alt-A securities	$420.5	$—	$356.2	$64.3

As of March 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$877.8	$1.9	$(79.5)	$800.2
AA	212.8	0.2	(38.5)	174.5

Subtotal	1,090.6	2.1	(118.0)	974.7
A	227.4	0.2	(54.7)	172.9
BBB	142.9	4.7	(34.9)	112.7
BB	13.6	0.4	(3.2)	10.8
B	3.6	0.3	(0.2)	3.7
Caa and lower	25.1	0.1	(2.0)	23.2
In or near default	—	0.1	—	0.1

Total commercial mortgage-backed securities	$1,503.2	$7.9	$(213.0)	$1,298.1

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and estimated fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Rating:
AAA	$906.4	$4.3	$(27.3)	$883.4
AA	227.8	0.2	(17.1)	210.9

Subtotal	1,134.2	4.5	(44.4)	1,094.3
A	231.2	0.2	(24.1)	207.3
BBB	144.5	4.6	(14.4)	134.7
BB	13.6	0.7	(1.5)	12.8
B	3.6	0.8	(0.1)	4.3
Caa and lower	25.2	0.1	(0.7)	24.6
In or near default	—	0.2	—	0.2

Total commercial mortgage-backed securities	$1,552.3	$11.1	$(85.2)	$1,478.2

As of March 31, 2008, the estimated fair value of our commercial mortgage-backed securities by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$289.4	$—	$257.8	$31.6
2005	108.9	—	97.0	11.9
2006	520.3	—	357.1	163.2
2007	379.5	—	271.0	108.5

Total commercial mortgage-backed securities	$1,298.1	$—	$982.9	$315.2

As of March 31, 2008, the estimated fair value of all mortgage-backed and asset backed securities not collateralized by sub-prime residential mortgage loans, Alt-A residential mortgage loans or commercial mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$554.8	$—	$527.8	$27.0
2005	897.2	—	459.8	437.4
2006	746.5	—	667.6	78.9
2007	764.8	—	623.6	141.2
2008	34.8	—	34.8	—

Total other mortgage and asset-backed securities	$2,998.1	$—	$2,313.6	$684.5

The following table presents the gross unrealized losses and estimated fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of March 31, 2008:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Estimated fair value	Gross unrealized losses	# of securities	Estimated fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$6.6	$(0.1)	3	$—	$—	—
State municipal	13.0	(0.1)	1	—	—	—
Government—non U.S.	46.3	(4.0)	22	—	—	—
U.S. corporate	2,401.3	(178.5)	372	1,365.7	(175.9)	241
Corporate—non U.S.	949.7	(80.7)	138	416.3	(52.2)	59
Asset-backed	2,113.9	(244.4)	247	930.8	(191.3)	150
Mortgage-backed	1,367.2	(230.8)	288	501.6	(154.5)	160

Subtotal, fixed maturity securities	6,898.0	(738.6)	1,071	3,214.4	(573.9)	610
Equity securities	32.8	(1.2)	4	0.8	(0.4)	3

Total temporarily impaired securities	$6,930.8	$(739.8)	1,075	$3,215.2	$(574.3)	613

% Below cost—fixed maturity securities:
<20% Below cost	$6,406.4	$(427.4)	917	$2,723.6	$(272.9)	451
20-50% Below cost	418.3	(164.6)	113	429.6	(170.3)	113
>50% Below cost	73.3	(146.6)	41	61.2	(130.7)	46

Total fixed maturity securities	6,898.0	(738.6)	1,071	3,214.4	(573.9)	610

% Below cost—equity securities:
<20% Below cost	32.8	(1.2)	4	0.8	(0.4)	3
>50% Below cost	—	—	—	—	—	—

Total equity securities	32.8	(1.2)	4	0.8	(0.4)	3

Total temporarily impaired securities	$6,930.8	$(739.8)	1,075	$3,215.2	$(574.3)	613

Investment grade	$6,600.6	$(703.5)	960	$3,097.6	$(552.1)	568
Below investment grade	330.2	(36.3)	115	117.6	(22.2)	45

Total temporarily impaired securities	$6,930.8	$(739.8)	1,075	$3,215.2	$(574.3)	613

The investment securities in an unrealized loss position as of March 31, 2008 consisted of 1,688 securities accounting for unrealized losses of $1,314.1 million. Of these unrealized losses of $1,314.1 million, 95.5% were investment grade (rated AAA through BBB-) and 53.4% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008, particularly in our sub-prime and Alt-A residential mortgage and asset-backed securities. Of the investment securities in an unrealized loss position for twelve months or more as of March 31, 2008, 15 securities were 20% or more below cost and below investment grade (rate BB+ and below) for twelve months or more. These securities accounted for unrealized losses of $12.7 million.

As of March 31, 2008, we expect these investments to continue to perform with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2008. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	March 31, 2008		December 31, 2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Restricted other invested assets	$397.7	24.2%	$399.8	27.8%
Investment in unconsolidated subsidiary	316.9	19.3	346.5	24.1
Limited partnerships	282.0	17.1	262.3	18.2
Derivatives	362.5	22.0	213.3	14.9
Securities lending collateral	202.4	12.3	152.4	10.6
Trading securities	83.2	5.1	62.3	4.3
Other investments	0.8	—	0.9	0.1

Total other invested assets	$1,645.5	100.0%	$1,437.5	100.0%

Derivatives increased due to hedges in our FABNs and the acquisition of options to hedge risk embedded in certain products within our Retirement Income and Institutional segment. The increase in securities lending was driven by the expansion of our program in 2008. Limited partnerships increased primarily due to capital calls.

Derivative instruments

The fair value of derivative instruments is based upon either prices obtained from an independent third party or pricing valuation models utilizing market inputs from an independent third party. The following table sets forth our positions in derivative instruments and the estimated fair values as of the dates indicated:

	March 31, 2008			December 31, 2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$3,184.7	$142.5	$49.7	$2,513.7	$73.8	$24.4
Equity index options	1,037.7	190.0	—	877.6	115.6	—
Limited guarantee	250.0	30.0	—	250.0	23.9	—
Financial futures	189.2	—	—	12.5	—	—
Credit default swaps	56.1	—	0.7	—	—	—

Total derivatives	$4,717.7	$362.5	$50.4	$3,653.8	$213.3	$24.4

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of March 31, 2008 and December 31, 2007, the fair value included $244.8 million and $150.9 million, respectively, of derivative assets and $32.5 million and $14.5 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

The increase in the notional value of derivatives was primarily a result of entering into interest rate swaps with a notional value of $216.0 million to convert fixed rate assets or liabilities into floating rate assets or liabilities consistent with the overall asset-liability management for our FABN products. In addition, we had increases in notional value of $455.0 million and $160.1 million for interest rate swaps and equity index options, respectively, to improve asset-liability management for our variable annuity products. We also had increases in notional value of $176.7 million for financial futures and $56.1 million for credit default swaps. Genworth provides a limited parental guarantee to Rivermont I, which is accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and carried at fair value.

Consolidated Balance Sheets

Total assets. Total assets decreased $1,059.8 million to $44,917.3 million as of March 31, 2008 from $45,977.1 million as of December 31, 2007.

•

Cash, cash equivalents and invested assets decreased $535.6 million primarily due to an increase in unrealized net investment losses from the current interest rate environment in our fixed maturity securities portfolio, partially offset by an increase in our securities lending program, trading portfolio and derivative activity.

•	Deferred acquisition costs increased $107.3 million associated with the growth of our insurance in-force in term life insurance and variable annuities, primarily our Income Distribution Series.

•	Separate account assets decreased $661.9 million as a result of unfavorable market performance of the underlying securities and an increase in death, surrender and other benefits.

Total liabilities. Total liabilities decreased $703.8 million to $40,986.9 million as of March 31, 2008 from $41,690.7 million as of December 31, 2007.

•	Deferred tax liability decreased $163.8 million from lower deferred taxes as a result of increased net unrealized investment losses.

•	Other liabilities increased $101.2 million mainly from an increase in our securities lending program and derivative activity.

•	Separate account liabilities decreased $661.9 million as a result of unfavorable market performance of the underlying securities and an increase in death, surrender and other benefits.

Stockholder’s equity. Stockholder’s equity decreased $356.0 million to $3,930.4 million as of March 31, 2008 from $4,286.4 million as of December 31, 2007.

•	Current year net income was $53.5 million.

•	Accumulated other comprehensive loss increased $409.2 million primarily driven by an increase in unrealized net investment losses from the current interest rate environment.

•	There was a decrease of $0.3 million primarily attributable to a deemed dividend related to taxes.

Liquidity and Capital Resources

The principal liquidity requirements for our insurance operations are our contractual obligations to contractholders and annuitants. Contractual obligations include payments of claims under outstanding insurance policies and annuities, contract withdrawals and surrender benefits. The primary sources for meeting these contractual obligations are investment activities and cash generated from operating activities. We maintain a master promissory note and committed line with an indirect parent, GNA Corporation (“GNA”), of $500.0 million in total. The master promissory note and committed line provide liquidity to meet normal variation in cash requirements. In addition, the master promissory note is structured to provide us the ability to lend to GNA at a comparable short-term investment return. As of March 31, 2008 and December 31, 2007, GNA owed us $0.5 million which was included in other assets in the consolidated balance sheets.

The following table sets forth our condensed consolidated cash flows for the three months ended March 31:

(Amounts in millions)	2008	2007
Net cash from operating activities	$35.1	$43.9
Net cash from investing activities	255.1	116.6
Net cash from financing activities	(97.4)	(359.2)

Net increase (decrease) in cash and cash equivalents	$192.8	$(198.7)

Cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. Principal sources of cash include sales of our products and services. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products exceed policy acquisition costs, benefits paid and redemptions. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. The decrease in cash flows from operating activities for the three months ended March 31, 2008 was primarily the result of the timing of cash settlements of other assets and liabilities.

Accordingly, in analyzing our cash flows, we focus on the change in the amount of cash available and used in investing activities. The increase in cash from investing activities for the three months ended March 31, 2008 was primarily the result of a decrease in purchases of investments as we have issued fewer FABNs and no non-recourse funding obligations during the first quarter of 2008.

Changes in cash from financing activities primarily related to the issuance of, and redemptions and benefit payments on, investment contracts, issuance and repayment of non-recourse funding obligations and dividends to our stockholders. For the three months ended March 31, 2008, there was a net decrease in investment contracts of $118.2 million driven by a decrease in FABN issuances. In first quarter of 2007, we redeemed $110.0 million of our preferred stock and repaid our note payable to GNA.

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

During 2005, we transferred investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities was $397.7 million and $399.8 million as of March 31, 2008 and December 31, 2007, respectively.

Capital resources and financing activities

As of March 31, 2008, we had $3.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves, of which $1.7 billion were guaranteed by third-party financial guaranty insurance companies. The interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guaranteed these obligations. During 2007 and 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to higher rates and continue to be subject to rate resets. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements.

As of March 31, 2008, we had approximately $150.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contained “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. Of the $150.0 million aggregate amount outstanding as of March 31, 2008, none had put option features.

Our Retirement Income and Institutional segment previously issued a combined $3,777.4 million of FABNs and funding agreements, of which $550.0 million offer contractholders the option to make periodic elections to extend the maturity date of the contract as of March 31, 2008. The current credit market conditions have made these types of institutional products less attractive compared to alternative products offering higher yields with more liquidity. Therefore, during 2007 and 2008, certain contractholders did not extend the maturity on approximately $550.0 million of outstanding notes, all of which will mature over the next twelve months.

As of March 31, 2008, we had approximately $658.2 million of GICs. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years. Contracts provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

We believe our cash flows from investment activities and our master promissory note and committed line with GNA will provide us with sufficient liquidity to meet our operating requirements for the foreseeable future.

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

The current credit market conditions have made institutional products less attractive compared to alternative products offering higher yields with more liquidity. Therefore, during 2007 and 2008, certain contractholders did not extend the maturity on approximately $550.0 million of outstanding notes, all of which will mature over the next twelve months.

Except as discussed above, there have been no material additions or changes to our contractual obligations and commercial commitments as set forth in our 2007 Annual Report on Form 10-K filed on February 28, 2008.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. As of March 31, 2008 and December 31, 2007, total securitized assets remaining were $268.7 million and $279.4 million, respectively.

There were no off-balance sheet securitization transactions in the first quarter of 2008 or 2007.

We have arranged for the assets that we have transferred in securitization transactions to be serviced by us directly, or pursuant to arrangements, with a third-party service provider. Servicing activities include ongoing review, credit monitoring, reporting and collection activities.

Financial support is provided under credit support agreements in which Genworth provides limited recourse for a maximum of $119.0 million of credit losses in such entities. We do not provide any such recourse. Assets with credit support are funded by demand notes that are further enhanced with support provided by a third party.

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

Since the third quarter of 2007, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes, mainly the result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A mortgage loan collateral underlying residential mortgage-backed securities. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the current market conditions.

There were no other material changes in these risks since December 31, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended March 31, 2008

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material developments during the quarter in any of the legal proceedings identified in Part 1, Item 3 of our 2007 Annual Report on Form 10-K.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2007 Annual Report on Form 10-K, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of March 31, 2008, there have been no material changes to the risk factors set forth in the above-referenced filing.

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
Dated: April 29, 2008

	By:	/s/ DENNIS R. VIGNEAU
Dennis R. Vigneau Senior Vice President—Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)