Form 10-Q
period 2008-06-30
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2008-08-04
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At August 4, 2008, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of Genworth Life and Annuity Insurance Company is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Premiums	$265.1	$258.6	$533.7	$514.5
Net investment income	239.8	287.2	511.0	572.5
Net investment gains (losses)	(227.3)	(16.5)	(292.5)	(18.1)
Policy fees and other income	125.0	118.4	260.3	236.3

Total revenues	402.6	647.7	1,012.5	1,305.2

Benefits and expenses:
Benefits and other changes in policy reserves	260.5	261.9	525.9	526.9
Interest credited	109.7	134.8	235.0	264.6
Acquisition and operating expenses, net of deferrals	62.1	51.8	122.9	101.5
Amortization of deferred acquisition costs and intangibles	51.5	41.6	83.1	82.3
Interest expense	37.2	49.1	83.3	91.1

Total benefits and expenses	521.0	539.2	1,050.2	1,066.4

Income (loss) before income taxes and equity in net income (loss) of unconsolidated subsidiary	(118.4)	108.5	(37.7)	238.8
Provision (benefit) for income taxes	(31.4)	36.6	(6.1)	78.3

Net income (loss) before equity in net income (loss) of unconsolidated subsidiary	(87.0)	71.9	(31.6)	160.5
Equity in net income (loss) of unconsolidated subsidiary	(3.7)	4.6	(5.6)	9.5

Net income (loss)	$(90.7)	$76.5	$(37.2)	$170.0

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$13,530.3	$15,237.3
Equity securities available-for-sale, at fair value	80.0	64.0
Commercial mortgage loans	2,797.8	2,968.1
Policy loans	474.5	466.8
Other invested assets ($383.2 and $399.8 restricted)	1,662.3	1,437.5

Total investments	18,544.9	20,173.7
Cash and cash equivalents	1,563.3	616.4
Accrued investment income	164.5	167.4
Deferred acquisition costs	3,155.1	2,962.2
Goodwill	450.9	450.9
Intangible assets	535.5	502.3
Reinsurance recoverable	8,607.1	8,670.6
Other assets	430.5	427.8
Separate account assets	11,484.4	12,005.8

Total assets	$44,936.2	$45,977.1

Liabilities and stockholder’s equity
Liabilities:
Future policy benefits	$9,868.7	$9,809.4
Policyholder account balances	13,866.8	13,962.3
Liability for policy and contract claims	265.7	263.1
Unearned premiums	20.8	21.4
Deferred income tax liability	866.8	1,077.9
Non-recourse funding obligations	3,555.0	3,555.0
Other liabilities ($400.8 and $415.1 restricted)	1,152.6	995.8
Separate account liabilities	11,484.4	12,005.8

Total liabilities	41,080.8	41,690.7

Commitments and contingencies

Stockholder’s equity:
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	4,075.2	4,071.6

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(737.2)	(338.2)
Derivatives qualifying as hedges	6.5	4.9

Total accumulated other comprehensive income (loss)	(730.7)	(333.3)
Retained earnings	485.3	522.5

Total stockholder’s equity	3,855.4	4,286.4

Total liabilities and stockholder’s equity	$44,936.2	$45,977.1

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Amounts in millions)

(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholder’s equity
Balances as of December 31, 2006	$110.0	$25.6	$4,025.3	$22.0	$260.8	$4,443.7

Comprehensive income (loss):
Net income	—	—	—	—	170.0	170.0
Net unrealized gains (losses) on investment securities	—	—	—	(116.5)	—	(116.5)
Derivatives qualifying as hedges	—	—	—	(0.8)	—	(0.8)

Total comprehensive income (loss)						52.7
Redemption of preferred stock	(110.0)	—	—	—	—	(110.0)
Dividends and other transactions with stockholder	—	—	50.9	—	(2.2)	48.7

Balances as of June 30, 2007	$—	$25.6	$4,076.2	$(95.3)	$428.6	$4,435.1

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholder’s equity
Balances as of December 31, 2007	$25.6	$4,071.6	$(333.3)	$522.5	$4,286.4

Comprehensive income (loss):
Net loss	—	—	—	(37.2)	(37.2)
Net unrealized gains (losses) on investment securities	—	—	(399.0)	—	(399.0)
Derivatives qualifying as hedges	—	—	1.6	—	1.6

Total comprehensive income (loss)					(434.6)
Dividends and other transactions with stockholder	—	3.6	—	—	3.6

Balances as of June 30, 2008	$25.6	$4,075.2	$(730.7)	$485.3	$3,855.4

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(37.2)	$170.0
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net investments (gains) losses	292.5	18.1
Equity in net (income) loss of unconsolidated subsidiary	5.6	(9.5)
Charges assessed to policyholders	(176.5)	(171.5)
Purchases of trading securities	(18.7)	(5.1)
Amortization of fixed maturity discounts and premiums	1.5	(1.3)
Acquisition costs deferred	(229.3)	(243.2)
Amortization of deferred acquisition costs and intangibles	83.1	82.3
Deferred income taxes	(8.8)	84.9
Change in certain assets and liabilities:
Accrued investment income and other assets	(165.7)	(17.3)
Insurance reserves	255.9	287.9
Other liabilities and other policy-related balances	30.9	12.1

Net cash from operating activities	33.3	207.4

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,014.5	1,237.4
Commercial mortgage loans	198.3	362.1
Proceeds from sales of investments:
Fixed maturity and equity securities	223.8	877.2
Purchases and originations of investments:
Fixed maturity and equity securities	(429.0)	(2,759.7)
Commercial mortgage loans	(27.3)	(504.3)
Other invested assets, net	(78.4)	(86.0)
Cash related to transfer of subsidiary to an affiliate	—	(27.0)
Policy loans, net	(7.7)	(2.0)

Net cash from investing activities	894.2	(902.3)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	2,074.7	2,322.2
Redemption and benefit payments on investment contracts	(2,061.6)	(2,032.7)
Proceeds from short-term borrowings and other, net	6.3	185.3
Payments on short-term borrowings	—	(246.0)
Proceeds from issuance of non-recourse funding obligations	—	790.0
Redemption of preferred stock	—	(110.0)
Dividends paid to stockholder	—	(2.5)

Net cash from financing activities	19.4	906.3

Net change in cash and cash equivalents	946.9	211.4
Cash and cash equivalents at beginning of period	616.4	423.8

Cash and cash equivalents at end of period	$1,563.3	$635.2

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

We offer term and universal life insurance and Medicare supplement insurance. We also offer fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, and institutional products which include funding agreements backing notes (“FABNs”), funding agreements and guaranteed investment contracts (“GICs”). On March 25, 2008, we announced our intention to discontinue the sales of variable life insurance policies beginning May 1, 2008. We do business in Bermuda, the District of Columbia and all states, except New York.

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

Fair Value Option for Financial Assets and Financial Liabilities

As of January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of SFAS No. 159 did not impact our consolidated financial statements as no items were elected for measurement at fair value upon initial adoption. We will continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the statement.

Amendment of FASB Interpretation No. 39

As of January 1, 2008, we adopted FSP FASB Interpretation (“FIN”) No. 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts, to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. The FSP also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN No. 39, as amended. We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral. See note 3 for additional disclosures about the collateral positions related to derivative instruments.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for deconsolidation of a subsidiary. SFAS No. 160 will be effective for us on January 1, 2009 and will be applied prospectively as of the effective date. We do not expect SFAS No. 160 to have a material impact on our consolidated financial statements.

3. Investments and Derivative Instruments

Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2008	2007	2008	2007
Available-for-sale securities:
Realized gains on sale	$10.2	$2.2	$13.4	$4.6
Realized losses on sale	(6.1)	(12.0)	(8.9)	(19.2)
Impairments	(232.4)	(0.1)	(276.6)	(0.1)
Derivatives and other	1.1	(5.6)	(22.9)	(3.4)
Net unrealized gains (losses) on trading securities	(0.2)	(0.5)	2.3	1.1
Commercial mortgage loans	0.1	(0.5)	0.2	(1.1)

Net investments gains (losses)	$(227.3)	$(16.5)	$(292.5)	$(18.1)

Fixed Maturity and Equity Securities

As of June 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$122.6	$4.2	$(1.1)	$125.7
Government—non U.S.	288.9	18.2	(8.2)	298.9
U.S. corporate	6,849.4	53.8	(387.4)	6,515.8
Corporate—non U.S.	1,863.4	4.1	(148.1)	1,719.4
Mortgage and asset-backed	5,538.9	17.9	(686.3)	4,870.5

Total fixed maturity securities	14,663.2	98.2	(1,231.1)	13,530.3
Equity securities	82.1	0.4	(2.5)	80.0

Total available-for-sale securities	$14,745.3	$98.6	$(1,233.6)	$13,610.3

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$189.3	$18.0	$(0.1)	$207.2
Government—non U.S.	293.0	28.1	(1.4)	319.7
U.S. corporate	6,983.1	99.6	(207.3)	6,875.4
Corporate—non U.S.	1,881.6	9.5	(79.7)	1,811.4
Mortgage and asset-backed	6,398.4	25.7	(400.5)	6,023.6

Total fixed maturity securities	15,745.4	180.9	(689.0)	15,237.3
Equity securities	60.5	3.6	(0.1)	64.0

Total available-for-sale securities	$15,805.9	$184.5	$(689.1)	$15,301.3

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2008:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$42.8	$(1.1)	7	$—	$—	—
Government—non U.S.	97.1	(6.6)	36	7.0	(1.6)	7
U.S. corporate	2,872.7	(183.6)	449	1,656.2	(203.8)	292
Corporate—non U.S.	865.8	(67.8)	139	606.0	(80.3)	86
Asset-backed	1,301.4	(71.8)	139	1,262.1	(288.2)	193
Mortgage-backed	849.8	(130.3)	183	1,023.1	(196.0)	262

Subtotal, fixed maturity securities	6,029.6	(461.2)	953	4,554.4	(769.9)	840
Equity securities	33.9	(1.9)	6	1.5	(0.6)	3

Total temporarily impaired securities	$6,063.5	$(463.1)	959	$4,555.9	$(770.5)	843

% Below cost—fixed maturity securities:
<20% Below cost	$5,733.4	$(306.4)	855	$3,869.4	$(401.4)	628
20-50% Below cost	272.7	(106.0)	77	618.9	(249.0)	171
>50% Below cost	23.5	(48.8)	21	66.1	(119.5)	41

Total fixed maturity securities	6,029.6	(461.2)	953	4,554.4	(769.9)	840

% Below cost—equity securities:
<20% Below cost	33.4	(1.7)	3	0.8	(0.5)	2
20-50% Below cost	0.5	(0.2)	3	0.7	(0.1)	1

Total equity securities	33.9	(1.9)	6	1.5	(0.6)	3

Total temporarily impaired securities	$6,063.5	$(463.1)	959	$4,555.9	$(770.5)	843

Investment grade	$5,703.8	$(427.5)	823	$4,301.1	$(705.6)	743
Below investment grade	356.6	(35.0)	126	253.4	(64.4)	95
Not rated—fixed maturity securities	0.6	(0.1)	6	0.5	(0.1)	3
Not rated—equities	2.5	(0.5)	4	0.9	(0.4)	2

Total temporarily impaired securities	$6,063.5	$(463.1)	959	$4,555.9	$(770.5)	843

The investment securities in an unrealized loss position as of June 30, 2008 consisted of 1,802 securities and accounted for unrealized losses of $1,233.6 million. Of these unrealized losses of $1,233.6 million, 91.9% were investment grade (rated AAA through BBB-) and 57.6% were less than 20% below cost. The securities less than 20% below cost were primarily corporate securities and mortgage-backed and asset-backed securities. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008.

Of the 42.4% of investment securities that were more than 20% below cost, a majority were mortgage-backed and asset-backed securities that have been in an unrealized loss position for twelve months or more. With current events in the credit markets, rating agencies have actively reviewed their credit quality ratings on these

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

securities and these securities remain primarily investment grade. We are comfortable with the performance of the underlying collateral and expect that our investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms with no adverse changes in cash flows.

Of the investment securities in an unrealized loss position for twelve months or more as of June 30, 2008, 26 securities were 20% or more below cost and below investment grade (rate BB+ and below) for twelve months or more. These securities accounted for unrealized losses of $43.1 million.

As of June 30, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2008. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements.

Expectations that our investments in residential mortgage-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value. It is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of residential mortgage-backed securities and potential future write-downs within our portfolio of residential mortgage-backed securities.

Derivative Instruments

The fair value of derivative instruments is based upon either prices obtained from market sources or pricing valuation models utilizing market inputs obtained from market sources. The following table sets forth our positions in derivative instruments and the fair values as of the dates indicated:

	June 30, 2008			December 31, 2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$3,685.9	$74.9	$41.7	$2,513.7	$73.8	$24.4
Equity index options	1,210.8	197.8	—	877.6	115.6	—
Limited guarantee	250.0	23.2	—	250.0	23.9	—
Financial futures	273.1	—	—	12.5	—	—
Credit default swaps	56.1	0.1	0.4	—	—	—

Total derivatives	$5,475.9	$296.0	$42.1	$3,653.8	$213.3	$24.4

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of June 30, 2008 and December 31, 2007, the fair value included $235.9 million and $150.9 million, respectively, of derivative assets and $25.2 million and $14.5 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

Swaps and purchased options with contractual maturities longer than one year are conducted within our credit policy constraints. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances. In the second quarter of 2008, we modified our derivative counterparty agreements. As of June 30, 2008, we retained collateral of $61.4 million related to these

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

agreements including over collateralization from certain counterparties. As of June 30, 2008, we provided no collateral. Prior to the second quarter of 2008, there were no provisions requiring collateral for our derivative transactions. The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements. The amounts recognized for the obligation to return collateral retained by us and the right to reclaim collateral from counterparties was recorded in other liabilities and other assets, respectively.

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

Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. These models are primarily industry-standard models that consider various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable, information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed maturity and equity securities; government or agency securities; certain mortgage-backed and asset-backed securities; securities held as collateral; and certain non-exchange-traded derivatives such as interest rate swaps.

Level 3 is comprised of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments where we cannot corroborate the significant valuation inputs with market observable data.

As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability, such as the relative impact on the fair value as a result of including a particular input.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from industry-standard pricing methodologies based on market observable information. Certain structured securities valued using industry-standard pricing methodologies utilize significant unobservable inputs to estimate fair value, resulting in the fair value measurements being classified as Level 3. We also utilize internally developed pricing models to produce estimates of fair value primarily utilizing Level 2 inputs along with certain Level 3 inputs. The internally developed models include matrix pricing where we discount expected cash flows utilizing market interest rates obtained from market sources based on the credit quality and duration of the instrument to determine fair value. For securities that may not be reliably priced using internally developed pricing models, we estimate fair value using indicative market prices. These prices are indicative of an exit price, but the assumptions used to establish the fair value may not be observable, or able to be corroborated by market observable information, and represent Level 3 inputs.

The fair value of securities held as collateral is primarily based on Level 2 inputs from market information for the collateral that is held on our behalf by the custodian. The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.

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

The following table sets forth our assets that were measured at fair value on a recurring basis as of the date indicated:

	June 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$13,530.3	$—	$11,308.8	$2,221.5
Equity securities, available-for-sale	80.0	8.0	68.1	3.9
Other invested assets(a)	980.3	—	711.0	269.3
Separate account assets	11,484.4	11,484.4	—	—

Total assets	$26,075.0	$11,492.4	$12,087.9	$2,494.7

(a)	Includes derivatives, trading securities, restricted other invested assets and securities held as collateral.

The following table sets forth our liabilities that were measured at fair value on a recurring basis as of the date indicated:

	June 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Policyholder account balances(a)	$70.4	$—	$—	$70.4
Other liabilities(b)	42.1	—	42.1	—

Total liabilities	$112.5	$—	$42.1	$70.4

(a)	Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)	Represents derivative instruments.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

For assets carried at fair value, the non-performance of the counterparties is considered in the determination of fair value measurement for those assets. Similarly, the fair value measurement of a liability must reflect the entity’s own non-performance risk. Therefore, the impact of non-performance risk, as well as any potential credit enhancements (e.g., collateral), has been considered in the fair value measurement of both assets and liabilities.

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Three months ended June 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for- sale	Equity securities, available-for- sale	Other invested assets(a)	Total
Beginning balance as of April 1, 2008	$2,074.4	$4.6	$319.3	$2,398.3
Total realized and unrealized gains (losses):
Included in net income (loss)	(178.4)	—	(19.5)	(197.9)
Included in other comprehensive income (loss)	106.3	(0.7)	—	105.6
Purchases, sales, issuances and settlements, net	(161.0)	—	27.0	(134.0)
Transfers in (out) of Level 3	380.2	—	(57.5)	322.7

Ending balance as of June 30, 2008	$2,221.5	$3.9	$269.3	$2,494.7

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(178.5)	$—	$(19.2)	$(197.7)

(a)	Includes certain trading securities, restricted other invested assets and derivatives.

	Six months ended June 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for- sale	Equity securities, available-for- sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2008	$2,044.2	$5.1	$227.2	$2,276.5
Total realized and unrealized gains (losses):
Included in net income (loss)	(194.4)	0.8	26.7	(166.9)
Included in other comprehensive income (loss)	(55.5)	(0.7)	(0.4)	(56.6)
Purchases, sales, issuances and settlements, net	(146.9)	(1.3)	80.0	(68.2)
Transfers in (out) of Level 3	574.1	—	(64.2)	509.9

Ending balance as of June 30, 2008	$2,221.5	$3.9	$269.3	$2,494.7

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(194.5)	$—	$27.1	$(167.4)

(a)	Includes certain trading securities, restricted other invested assets and derivatives.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

Three months ended June 30, 2008
(Amounts in millions)	Policyholder account balances(a)
Beginning balance as of April 1, 2008	$102.7
Total realized and unrealized (gains) losses:
Included in net (income) loss	(36.0)
Included in other comprehensive (income) loss	—
Purchases, sales, issuances and settlements, net	3.7
Transfers in (out) of Level 3	—

Ending balance as of June 30, 2008	$70.4

Amount of total (gains) losses for the period included in net (income) loss attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$(35.2)

(a)	Includes product-related embedded derivatives.

Six months ended June 30, 2008
(Amounts in millions)	Policyholder account balances(a)
Beginning balance as of January 1, 2008	$30.3
Total realized and unrealized (gains) losses:
Included in net (income) loss	33.6
Included in other comprehensive (income) loss	—
Purchases, sales, issuances and settlements, net	6.5
Transfers in (out) of Level 3	—

Ending balance as of June 30, 2008	$70.4

Amount of total (gains) losses for the period included in net (income) loss attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$34.4

(a)	Includes product-related embedded derivatives.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Purchases, sales, issuances and settlements, net, presented for policyholder account balances represent the issuances and settlements of product-related embedded derivatives where: issuances are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs upon issuance; and settlements are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net income (loss)” in the tables presented above. However, due to the characteristics of these embedded derivatives, the total change in fair value was reflected in income (loss) for the period.

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

As of June 30, 2008, we held investments in bank loans that were recorded at the lower of cost or fair value and were recorded in other invested assets. As of June 30, 2008, all bank loans were recorded at cost, which was lower than the respective fair value. Accordingly, no fair value adjustment was made for the three and six months ended June 30, 2008. Fair value for bank loans is determined using inputs based on market observable information and is classified as Level 2.

5. Commitments and Contingencies

(a) Litigation

We face the risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. Plaintiffs in class action and other lawsuits against us may seek indeterminate amounts which may remain unknown for substantial periods of time. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer reputational harm, which could have an adverse effect on our business, financial condition or results of operations. At this time, it is not feasible to predict, nor to determine, the ultimate outcomes of all pending investigations and legal proceedings, nor to provide reasonable ranges of potential losses.

(b) Commitments

As of June 30, 2008, we were committed to fund $149.1 million in limited partnership investments.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(c) Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 that were funded by products of our parent and one of our affiliates. The structured settlement reserves related to this guarantee were $275.3 million as of June 30, 2008.

6. Non-recourse Funding Obligations

As of June 30, 2008, we had $3.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves, of which $1.7 billion were guaranteed by third-party financial guaranty insurance companies. The interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. In June 2008, the maximum rate on $1.2 billion of the $1.7 billion of non-recourse funding obligations was contractually reset to the highest margin to the related underlying index rate due to the third-party financial guaranty insurance company that guarantees these obligations being downgraded and placed on negative outlook. In February 2008, the rate was reset from the December 2007 rate on the remaining $0.5 billion to the highest contractual margin to the related underlying index rate due to further downgrades on the third-party financial guaranty insurance company that guarantees these obligations.

As of June 30, 2008 and December 31, 2007, the weighted average interest rates on our non-recourse funding obligations were 3.6% and 5.8%, respectively.

7. Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.1	0.5	0.3	0.5
Effect of tax favored investments	(8.2)	(1.3)	(18.3)	(2.7)
Tax contingencies	—	(0.3)	(0.9)	—
Other, net	(0.4)	(0.2)	0.1	—

Effective rate	26.5%	33.7%	16.2%	32.8%

8. Segment Information

We conduct our operations in two operating business segments: (1) Protection, which includes term and universal life insurance and Medicare supplement insurance and (2) Retirement Income and Institutional, which principally includes fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, variable life insurance and institutional products. Institutional products include FABNs, funding agreements and GICs. We also have Corporate and Other activities which include income and expenses not allocated to the segments.

We use the same accounting policies and procedures to measure segment net income (loss) and assets as we use to measure our consolidated net income (loss) and assets. Segment net income (loss) represents the basis on which the performance of our business is assessed by management.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of our segments and Corporate and Other activities for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2008	2007	2008	2007
Revenues:
Protection	$366.8	$437.6	$802.8	$880.6
Retirement Income and Institutional	57.3	212.0	224.2	420.0
Corporate and Other	(21.5)	(1.9)	(14.5)	4.6

Total revenues	$402.6	$647.7	$1,012.5	$1,305.2

Net income (loss):
Protection	$16.7	$59.2	$76.6	$128.6
Retirement Income and Institutional	(86.4)	16.5	(92.5)	35.7
Corporate and Other	(21.0)	0.8	(21.3)	5.7

Net income (loss)	$(90.7)	$76.5	$(37.2)	$170.0

The following is a summary of total assets for our segments and Corporate and Other activities as of the periods indicated:

(Amounts in millions)	June 30, 2008	December 31, 2007
Assets:
Protection	$15,323.7	$14,880.0
Retirement Income and Institutional	28,473.8	29,456.7
Corporate and Other	1,138.7	1,640.4

Total assets	$44,936.2	$45,977.1

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

Overview

Our business

We are one of a number of subsidiaries of Genworth Financial, Inc. (“Genworth”), a leading financial security company in the U.S. that specializes in targeted market segments with an expanding international presence. We have two operating segments: (1) Protection and (2) Retirement Income and Institutional.

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

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and the economy impacts our sales and revenue growth and trends in profitability of our businesses. Economic and financial market conditions have continued to deteriorate to varying degrees in the first half of 2008. These conditions have resulted in declining asset prices and lower interest rates.

Overall, we believe that the changing market conditions combined with the slowing economy have influenced, and will continue to influence, investment and spending decisions as both consumers and businesses adjust their risk profiles in response. Depending upon consumer reaction, we may see an adverse impact on sales, revenues and profitability trends of certain insurance and investment products.

In response to these current market conditions, we have adjusted our asset-liability management strategy in an attempt to reduce risk during the current economic and financial market conditions.

Volatility in credit markets. Credit markets continue to experience reduced liquidity, higher volatility and widening credit spreads across asset classes associated with the re-pricing risk. While these trends began mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, these trends have spread to other asset classes and financial sectors.

In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards less risky investments, increasing the demand for investments such as U.S. Treasury instruments.

We believe the current credit market conditions contributed to an increase in net unrealized investment losses of $624.8 million, before tax and other offsets, during 2008 in our $13,530.3 million investment portfolio of fixed maturity securities reflecting widening spreads in our mortgage-backed and asset-backed securities, partially offset by the effects of the current risk-free interest rate environment. We also believe these credit market conditions have contributed to a higher level of impairments on our investment portfolio. In some cases, the combined shift in rating and valuations of certain securities have resulted in a change in intent of whether to hold these securities to recovery of value. We expect to experience continued volatility in the valuation of our fixed maturity securities, as well as generally higher levels of credit-related investment losses, including the potential for additional impairments on our investment portfolio or changes regarding retention strategies for certain securities.

We also believe, however, that the current credit environment provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and Derivative Instruments” for additional information on our investment portfolio. In addition, further weakening in the economic environment could lead to increased credit defaults.

The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including non-recourse funding obligations, commercial paper, long-term debt and asset-backed securities. Credit spreads widened for many corporate issuers of commercial paper and long-term debt resulting in less favorable financing terms. This unfavorable liquidity environment did not have a material effect on our financing activities during the six months ended June 30, 2008.

See additional trends related to volatile credit markets in the “—Trends and conditions affecting our products.”

Trends and conditions affecting our products

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, distribution penetration and customer service. As a result of a competitive pricing environment and our discipline to achieve targeted returns, we experienced lower term life insurance sales. We also experienced lower persistency in term life insurance policies coming out of their post-level rate period (10 and 15 years after policy issue). We expect these trends to continue, in general, as we maintain pricing discipline in the current competitive pricing environment.

We have also experienced a shift in focus by our distributors from term life insurance to universal life insurance products. In response to this shift in focus by our distributors, we continue to expand our universal life insurance capabilities.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products. For term life insurance and certain universal life insurance, we have implemented capital management actions, including the use of securitization transactions, to reduce the capital impact of these regulations. Several competitors have taken capital management actions similar to ours in response to Regulations XXX and AXXX. Recent market conditions impacting securitization transactions create a need to pursue alternative approaches such as reinsurance and private financing transactions and we expect these conditions to continue. Together the ability to and effectiveness of financing these additional reserves may impact future life insurance sales or new business returns.

As of June 30, 2008, we had $3.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing these additional statutory reserves, of which $1.7 billion were guaranteed by third-party financial guaranty insurance companies. The interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates. We do not believe that these increases will have a material impact on our consolidated financial statements. As noted above, to maintain and optimize product returns, we may seek alternative financing approaches in the future depending upon market conditions which could be more costly than those utilized in the past.

Retirement products. Results for our retirement income products within our Retirement Income and Institutional segment are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to retain business depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in our annuities, as well as guaranteed benefit features we offer in variable annuity products. We actively evaluate our competitive position based upon each of those features, and where possible, we make adjustments as appropriate to meet our target return thresholds.

We maintain a focus on our Income Distribution Series of variable annuity products and group retirement income offerings. We have seen a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize upside market performance. Our Income Distribution Series products provide the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of the risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

Institutional. Results in our institutional business are affected by credit markets. During 2007 and the first half of 2008, credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes. Our ability to issue funding agreements, FABNs and GICs to institutional investors is primarily dependent upon the credit markets, market perception of credit and risk-based pricing and our credit default swap levels. We view this business as opportunistic and, therefore, new origination activity may vary considerably from period to period. The current credit market conditions made these types of products for large institutional investors less attractive compared to alternative products offering higher yields or more liquidity. Certain of our FABNs and funding agreements offer contractholders the option to make periodic elections to extend their maturity date. As a result of the current credit market conditions, certain contractholders have elected not to extend their contracts. We do not believe that this trend will have a material effect on our financial position or liquidity.

In December 2007, we began issuing FABNs to retail investors and despite the credit market conditions in the first half of 2008, we continued to issue FABNs to retail investors. We do not believe sales to our retail investors will be materially impacted if these credit market conditions continue.

Critical Accounting Estimates

Valuation of investment securities. We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.

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

Level 2 includes those financial instruments that are valued using industry-standard pricing methodologies, models or other valuation methodologies. These models are primarily industry-standard models that consider various inputs, such as interest rate, credit spread and foreign exchange rates for the underlying financial instruments. All significant inputs are observable, or derived from observable, information in the marketplace or are supported by observable levels at which transactions are executed in the marketplace. Financial instruments in this category primarily include: certain public and private corporate fixed maturity and equity securities; government or agency securities; certain mortgage-backed and asset-backed securities; securities held as collateral; and certain non-exchange-traded derivatives such as interest rate swaps.

Level 3 is comprised of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments where we cannot corroborate the significant valuation inputs with market observable data.

As of each reporting period, all assets and liabilities recorded at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability, such as the relative impact on the fair value as a result of including a particular input.

Our portfolio of fixed maturity securities is comprised primarily of investment grade registered securities. Estimates of fair values for these securities are obtained primarily from industry-standard pricing methodologies utilizing market observable inputs consistent with Level 2 inputs. For our less liquid securities, such as our privately placed securities, we utilize independent market data to employ alternative valuation methods commonly used in the financial services industry to estimate fair value. Based on the market observability of the inputs used in estimating the fair value, the pricing level is assigned.

Security pricing is applied using a hierarchy, or “waterfall” approach. The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from industry-standard pricing methodologies utilizing market observable information, when available. Because many fixed income securities do not trade on a daily basis, fair value is determined using industry-standard methodologies by applying available market information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities with limited trading activity, industry-standard pricing methodologies utilize adjusted market information, such as index prices, to estimate fair value, which is not deemed observable for a particular security and results in the measurement being classified as Level 3.

Where specific market information is unavailable for certain securities, such as privately placed securities, internally developed pricing models produce estimates of fair value primarily utilizing Level 2 inputs along with certain Level 3 inputs. The internally developed models include matrix pricing. The pricing matrix begins with current treasury rates and uses credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry or issuer-specific credit characteristics and the security’s time to maturity, if warranted. Remaining un-priced securities are valued using an estimate of fair value based on indicative market prices that include significant unobservable inputs not based on, nor corroborated by, market information.

In addition to this “waterfall” approach, we employ other valuation methods that we deem appropriate for certain externally managed funds.

Evaluation of other-than-temporary impairments on available-for-sale securities. One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. We regularly review our investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded to income (loss) equal to the difference between the fair value and cost or the amortized cost basis of the security.

The evaluation of impairments is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period income (loss). The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value at the individual security level. We deem an individual investment to be other-than-temporarily impaired when management concludes it is probable that we will not receive timely payment of the cash flows contractually stipulated for the investment. We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely manner and that any impairment is charged against income (loss) in the proper period. As part of our review process, the duration and severity of a decline in individual security values and credit risk characteristics are regularly monitored as potential impairment indicators. For all investments, with particular focus on those with impairment indicators, we assess market conditions, macroeconomic factors and industry developments in addition to investment-specific metrics in performing a credit assessment on the impacted investments.

For certain securitized financial assets with contractual cash flows including mortgage-backed and asset-backed securities, Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets, requires that we use current information to periodically update our best estimate of cash flows that a market participant would use in determining the current fair value of the security. If the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate that is unrelated to simple changes in interest rates when considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Where possible, this data is benchmarked against third-party sources to ensure it is consistent with inputs a market participant would use in establishing the current fair value. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

Securities not subject to EITF Issue No. 99-20 (“non-EITF Issue No. 99-20 securities”) that are in an unrealized loss position are reviewed at least quarterly to determine if an other-than-temporary impairment is present based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether a decline in value for non-EITF Issue No. 99-20 securities is other-than-temporary include: (a) the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer and (c) whether the debtor is current on contractually obligated interest and principal payments.

We also consider our intent and ability to retain a temporarily depressed security until recovery. We believe that our intent and ability to hold an investment, along with the ability of the investment to generate cash flows that have not changed adversely, are the primary factors in assessing whether an investment in an unrealized loss position is other-than-temporarily impaired.

Each quarter, during this analysis, we assert our intent and ability to retain until recovery those securities judged to be temporarily impaired. Once identified, these securities are systematically restricted from trading unless approved by management. Management will only authorize the sale of these securities based on predefined criteria that relate to events that could not have been foreseen. Examples of the criteria include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition. We may change our intent to retain certain securities until recovery for risk mitigation reasons based on investment-specific metrics such as deterioration in the issuer’s creditworthiness, recent pricing movements and current credit ratings. When we determine there has been a change of intent to hold a depressed security until recovery, an other-than-temporary impairment is recognized.

Consolidated Results of Operations

In addition to measuring revenues, net income (loss) and assets in terms of operating performance, management also monitors and reports sales and insurance in-force metrics each period.

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refers to: (1) annualized first-year premiums for term life insurance and Medicare supplement insurance and (2) new and additional premiums/deposits for universal life insurance, fixed annuities, institutional products and variable products. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums and new premiums/deposits to be measures of our operating performance because they represent measures of new sales of insurance policies or contracts during a specified period, rather than measures of our revenues or profitability during that period.

Management regularly monitors and reports insurance in-force. Insurance in-force for life insurance is a measure of the aggregate face value of outstanding insurance policies as of the respective reporting date. We consider insurance in-force to be a measure of our operating performance because it represents a measure of the size of our business at a specific date, rather than a measure of our revenues or profitability during that period.

These operating measures enable us to compare our operating performance across periods without regard to revenues or profitability related to policies or contracts sold in prior periods or from investments or other sources.

The following discussions of our results of operations should be read in conjunction with the “—Business trends and conditions.”

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth our consolidated results of operations for the periods indicated:

(Amounts in millions)	Three months ended June 30,		Increase (decrease) and percentage change
	2008	2007	2008 vs. 2007
Revenues:
Premiums	$265.1	$258.6	$6.5	2.5%
Net investment income	239.8	287.2	(47.4)	(16.5)%
Net investment gains (losses)	(227.3)	(16.5)	(210.8)	NM (1)
Policy fees and other income	125.0	118.4	6.6	5.6%

Total revenues	402.6	647.7	(245.1)	(37.8)%

Benefits and expenses:
Benefits and other changes in policy reserves	260.5	261.9	(1.4)	(0.5)%
Interest credited	109.7	134.8	(25.1)	(18.6)%
Acquisition and operating expenses, net of deferrals	62.1	51.8	10.3	19.9%
Amortization of deferred acquisition costs and intangibles	51.5	41.6	9.9	23.8%
Interest expense	37.2	49.1	(11.9)	(24.2)%

Total benefits and expenses	521.0	539.2	(18.2)	(3.4)%

Income (loss) before income taxes and equity in net income (loss) of unconsolidated subsidiary	(118.4)	108.5	(226.9)	NM (1)
Provision (benefit) for income taxes	(31.4)	36.6	(68.0)	(185.8)%

Net income (loss) before equity in net income (loss) of unconsolidated subsidiary	(87.0)	71.9	(158.9)	NM (1)
Equity in net income (loss) of unconsolidated subsidiary	(3.7)	4.6	(8.3)	(180.4)%

Net income (loss)	$(90.7)	$76.5	$(167.2)	NM (1)

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on individual life insurance, Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies.

•

Our Protection segment increased $13.6 million driven largely by in-force growth of our term life insurance from new sales and renewal premiums, partially offset by a decrease in Medicare supplement insurance premiums as lapses exceeded new sales.

•

Our Retirement Income and Institutional segment decreased $7.1 million primarily as a result of a decrease in our structured settlement annuities which are in runoff, partially offset by increased life-contingent single premium immediate annuity sales.

Net investment income. Net investment income represents the income earned on our investments.

•	Our Protection segment decreased $16.0 million mainly due to lower yields on assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves.

•

Our Retirement Income and Institutional segment decreased $33.2 million mainly attributable to lower yields on floating rate investments supporting certain floating rate policyholder liabilities related to our institutional products, a decrease related to GICs from a decline in average invested assets and a decrease related to deferred annuities from a decline in average invested assets and yields. The decrease was also attributable to valuation marks on limited partnership investments and reduced yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities.

•	Corporate and other activities increased $1.8 million attributable to higher income from surplus assets.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and losses from the sale or impairment of our investments, unrealized and realized gains and losses from our trading securities, non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments. We incurred $80.6 million of credit and/or cash flow related impairments and $151.8 million related to a change in intent to hold securities to recovery during the three months ended June 30, 2008. Of total impairments, $224.7 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. These losses were partially offset by a reclassification in the second quarter of 2008 of embedded derivative costs related to guaranteed minimum withdrawal products to policy fees and other income. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. Policy fees and other income consist primarily of fees assessed against policyholder and contractholder account values, cost of insurance and surrender charges assessed on universal life insurance policies and other fees.

•	Our Protection segment decreased $3.9 million largely due to lower cost of insurance charges attributable to higher mortality and surrenders. This was partially offset by higher surrender fee income.

•

Our Retirement Income and Institutional segment increased $10.5 million principally from increased assets under management from continued sales of our variable annuities, primarily our Income Distribution Series products. This increase was partially offset by a reclassification in the second quarter of 2008 of embedded derivative costs related to guaranteed minimum withdrawal products previously reported in net investment gains (losses).

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life insurance, Medicare supplement insurance, structured settlements and single premium immediate annuities with life contingencies.

•

Our Protection segment increased $0.5 million principally driven by higher mortality in our universal life insurance business, partially offset by terminations and favorable claims experience in our Medicare supplement insurance.

•

Our Retirement Income and Institutional segment decreased $1.9 million mainly due to our runoff block of life-contingent structured settlements, partially offset by an increase in our guaranteed minimum benefit liability for our variable annuity contracts driven by the unfavorable volatility in the equity markets.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our Protection segment decreased $0.8 million mainly as a result of a decrease in our supplementary contracts without life contingencies.

•

Our Retirement Income and Institutional segment decreased $24.3 million primarily from our institutional products attributable to the impact of lower short-term rates on interest paid on our floating rate policyholder liabilities. Our spread-based products also decreased as a result of lower account values on fixed annuities associated with surrenders more than offsetting sales. Additionally, crediting rates were reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

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

•	Our Protection segment increased $8.5 million primarily due to lower commission allowances related to an affiliated reinsurance agreement and higher operating expenses.

•	Corporate and other activities increased from higher overhead expenses.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consist primarily of the amortization of acquisition costs that are capitalized, present value of future profits, capitalized software and goodwill impairments.

•

Our Protection segment remained relatively flat with a decrease of $0.5 million as lower amortization related to universal life insurance from an unlocking adjustment in the third quarter of 2007 was offset by growth in term life insurance.

•	Our Retirement Income and Institutional segment increased $10.4 million from higher amortization attributable to growth in our Income Distribution Series products.

Interest expense. Interest expense represents interest related to our non-recourse funding obligations. Interest expense decreased mainly as a result of a decrease in average floating rates paid on the non-recourse funding obligations.

Provision (benefit) for income taxes. The effective tax rate decreased to (26.5)% for the three months ended June 30, 2008 from 33.7% for the three months ended June 30, 2007. The decrease in the effective rate was primarily attributable to lower expected full year pre-tax income and a change in prior year estimates related to tax favored investment benefits.

Net income (loss). The net loss was largely the result of impairments recorded in the second quarter of 2008 and a decrease in net investment income from lower yields on investments during the current quarter. Additionally, there was a decrease of $8.3 million from equity in the net income (loss) of Genworth Life Insurance Company of New York (“GLICNY”).

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth our consolidated results of operations for the periods indicated:

(Amounts in millions)	Six months ended June 30,		Increase (decrease) and percentage change
	2008	2007	2008 vs. 2007
Revenues:
Premiums	$533.7	$514.5	$19.2	3.7%
Net investment income	511.0	572.5	(61.5)	(10.7)%
Net investment gains (losses)	(292.5)	(18.1)	(274.4)	NM (1)
Policy fees and other income	260.3	236.3	24.0	10.2%

Total revenues	1,012.5	1,305.2	(292.7)	(22.4)%

Benefits and expenses:
Benefits and other changes in policy reserves	525.9	526.9	(1.0)	(0.2)%
Interest credited	235.0	264.6	(29.6)	(11.2)%
Acquisition and operating expenses, net of deferrals	122.9	101.5	21.4	21.1%
Amortization of deferred acquisition costs and intangibles	83.1	82.3	0.8	1.0%
Interest expense	83.3	91.1	(7.8)	(8.6)%

Total benefits and expenses	1,050.2	1,066.4	(16.2)	(1.5)%

Income (loss) before income taxes and equity in net income (loss) of unconsolidated subsidiary	(37.7)	238.8	(276.5)	(115.8)%
Provision (benefit) for income taxes	(6.1)	78.3	(84.4)	(107.8)%

Net income (loss) before equity in net income (loss) of unconsolidated subsidiary	(31.6)	160.5	(192.1)	(119.7)%
Equity in net income (loss) of unconsolidated subsidiary	(5.6)	9.5	(15.1)	(158.9)%

Net income (loss)	$(37.2)	$170.0	$(207.2)	(121.9)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•

Our Protection segment increased $25.8 million driven largely by in-force growth of our term life insurance from new sales and renewal premiums, partially offset by a decrease in Medicare supplement insurance premiums as lapses exceeded new sales.

•

Our Retirement Income and Institutional segment decreased $6.6 million primarily as a result of a decrease in our structured settlement annuities which are in runoff, partially offset by increased life-contingent single premium immediate annuity sales.

Net investment income

•	Our Protection segment decreased $18.6 million mainly due to lower yields on assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves.

•

Our Retirement Income and Institutional segment decreased $43.7 million mainly attributable to lower yields on floating rate investments supporting certain floating rate policyholder liabilities related to our institutional products, a decrease in GICs related to a decline in average invested assets and a decrease related to deferred annuities from a decline in average invested assets and yields. The decrease was also attributable to valuation marks on limited partnership investments and reduced yields from holding higher cash balances to cover near term obligations and portfolio repositioning strategies.

•	Corporate and other activities increased $0.8 million attributable to higher income from surplus assets.

Net investment gains (losses). We incurred $124.8 million of credit and/or cash flow related impairments and $151.8 million related to a change in intent to hold securities to recovery during the six months ended June 30, 2008. Of total impairments, $260.3 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Net investment losses from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during the six months ended June 30, 2008. These losses were partially offset by a reclassification in the second quarter of 2008 of embedded derivative costs related to guaranteed minimum withdrawal products to policy fees and other income. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income

•

Our Protection segment decreased $0.8 million largely due to lower cost of insurance attributable to higher mortality and surrenders. This was partially offset by higher surrender fee income in our universal life insurance.

•

Our Retirement Income and Institutional segment increased $24.8 million principally from increased assets under management from continued sales of our variable annuities, primarily our Income Distribution Series products. This increase was partially offset by a reclassification in the second quarter of 2008 of embedded derivative costs related to guaranteed minimum withdrawal products previously reported in net investment gains (losses).

Benefits and other changes in policy reserves

•

Our Protection segment decreased $3.4 million principally driven by higher terminations and favorable claims experience in our Medicare supplement insurance, partially offset by higher mortality in our universal life insurance products.

•

Our Retirement Income and Institutional segment increased $2.4 million mainly resulting from increased life-contingent single premium immediate annuity sales and an increase in our guaranteed minimum benefit liability for our variable annuity contracts driven by the unfavorable volatility in the equity markets. These increases were partially offset by a decrease from our runoff block of life-contingent structured settlements.

Interest credited

•

Our Protection segment was relatively flat with an increase of $0.4 million as growth in assets under management in universal life insurance was offset by higher withdrawals and a decrease in our supplementary contracts without life contingencies.

•

Our Retirement Income and Institutional segment decreased $30.0 million primarily from our institutional products attributable to the impact of lower short-term rates on interest paid on our floating rate policyholder liabilities. Our spread-based products also decreased as a result of lower account values on fixed annuities associated with surrenders more than offsetting sales. Additionally, crediting rates were reset to current, lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our Protection segment increased $20.9 million primarily due to lower commission allowances related to an affiliated reinsurance agreement and higher operating expenses.

•	Our Retirement Income and Institutional segment increased as a result of growth in our Income Distribution Series products.

•	Corporate and other activities increased from higher overhead expenses.

Amortization of deferred acquisition costs and intangibles

•	Our Protection segment decreased $6.2 million primarily from lower amortization related to our universal life insurance product from an unlocking adjustment in the third quarter of 2007.

•

Our Retirement Income and Institutional segment increased $7.0 million from higher amortization attributable to growth in our Income Distribution Series products, partially offset by lower amortization as a result of hedge losses related to our guaranteed minimum withdrawal benefit product.

Interest expense. Interest expense decreased mainly as a result of a decrease in average floating rates paid on the non-recourse funding obligations.

Provision (benefit) for income taxes. The effective tax rate decreased to (16.2)% for the six months ended June 30, 2008 from 32.8% for the six months ended June 30, 2007. The decrease in the effective rate was primarily attributable to lower expected full year pre-tax income and a change in prior year estimates related to tax favored investment benefits.

Net income (loss). The net loss was largely the result of impairments and hedging activity recorded in the six months ended June 30, 2008 and a decrease in net investment income from lower yields on our investments. Additionally, there was a decrease of $15.1 million from equity in the net income (loss) of GLICNY.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our net investment income for each component of our investment portfolio for the periods indicated:

	Three months ended June 30,				Increase (decrease)
	2008		2007		2008 vs. 2007
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.1%	$193.4	5.9%	$225.6	(0.8)%	$(32.2)
Commercial mortgage loans	6.2%	44.0	6.6%	46.6	(0.4)%	(2.6)
Equity securities	4.3%	0.8	2.1%	0.1	2.2%	0.7
Other invested assets	0.1%	0.6	3.8%	16.3	(3.7)%	(15.7)
Policy loans	6.5%	7.7	6.0%	6.9	0.5%	0.8

Gross investment income before expenses and fees	4.6%	246.5	5.8%	295.5	(1.2)%	(49.0)
Expenses and fees	(0.1)%	(6.7)	(0.2)%	(8.3)	0.1%	1.6

Net investment income	4.5%	$239.8	5.6%	$287.2	(1.1)%	$(47.4)

	Six months ended June 30,				Increase (decrease)
	2008		2007		2008 vs. 2007
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.3%	$407.4	6.0%	$456.7	(0.7)%	$(49.3)
Commercial mortgage loans	6.3%	90.5	6.3%	90.0	—%	0.5
Equity securities	6.2%	2.1	2.0%	0.3	4.2%	1.8
Other invested assets	1.0%	10.4	2.9%	24.5	(1.9)%	(14.1)
Policy loans	6.2%	14.6	5.9%	13.7	0.3%	0.9

Gross investment income before expenses and fees	5.0%	525.0	5.7%	585.2	(0.7)%	(60.2)
Expenses and fees	(0.2)%	(14.0)	(0.1)%	(12.7)	(0.1)%	(1.3)

Net investment income	4.8%	$511.0	5.6%	$572.5	(0.8)%	$(61.5)

Yields for fixed maturity and equity securities are based on weighted average amortized cost or cost, respectively. Yields for other invested assets, which included securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three and six months ended June 30, 2008, the decrease in overall investment yields was primarily attributable to decreased yields on floating rate investments supporting floating rate policyholder liabilities and non-recourse funding obligations. Additionally, we are holding higher cash balances to cover near term obligations and portfolio repositioning strategies which have resulted in reduced yields on our investment portfolio.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Amounts in millions)	2008	2007	2008	2007
Available-for-sale securities:
Realized gains on sale	$10.2	$2.2	$13.4	$4.6
Realized losses on sale	(6.1)	(12.0)	(8.9)	(19.2)
Impairments	(232.4)	(0.1)	(276.6)	(0.1)
Derivatives and other	1.1	(5.6)	(22.9)	(3.4)
Net unrealized gains (losses) on trading securities	(0.2)	(0.5)	2.3	1.1
Commercial mortgage loans	0.1	(0.5)	0.2	(1.1)

Net investments gains (losses)	$(227.3)	$(16.5)	$(292.5)	$(18.1)

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

•

For the three months ended June 30, 2008, net investment losses increased principally as a result of an increase in impairments. We incurred $80.6 million of credit and/or cash flow related impairments and $151.8 million related to a change in intent to hold securities to recovery. Total impairments included $224.7 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. These impairment losses were partially offset by gains on the disposition of available-for-sale securities for portfolio repositioning activities.

•

The aggregate fair value of securities sold at a loss during the three months ended June 30, 2008 and 2007 was $26.5 million and $378.2 million, respectively, which was 81.0% and 96.9% of book value, respectively.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

•

For the six months ended June 30, 2008, net investment losses increased principally as a result of an increase in impairments. We incurred $124.8 million of credit and/or cash flow related impairments and $151.8 million related to a change in intent to hold securities to recovery. Total impairments included $260.3 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities. Net investment losses from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during the first half of 2008. These losses were partially offset by gains on the disposition of available-for-sale securities for portfolio repositioning activities.

•

The aggregate fair value of securities sold at a loss during the six months ended June 30, 2008 and 2007 was $97.0 million and $782.2 million, respectively, which was 91.6% and 97.6% of book value, respectively.

Derivative instruments primarily consist of changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	June 30, 2008		December 31, 2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale(1):
Public	$8,117.6	40.4%	$9,217.6	44.3%
Private	5,412.7	26.9	6,019.7	29.0
Commercial mortgage loans	2,797.8	13.9	2,968.1	14.3
Other invested assets	1,662.3	8.3	1,437.5	6.9
Policy loans	474.5	2.3	466.8	2.2
Equity securities, available-for-sale	80.0	0.4	64.0	0.3
Cash and cash equivalents	1,563.3	7.8	616.4	3.0

Total cash, cash equivalents and invested assets	$20,108.2	100.0%	$20,790.1	100.0%

(1)

As of June 30, 2008 and December 31, 2007, we had $1,488.1 million and $2,050.1 million, respectively, of residential mortgage-backed and asset-backed securities included in fixed maturity securities, of which $579.2 million and $888.4 million, respectively, were securities collateralized by sub-prime residential mortgage loans and $347.1 million and $526.9 million, respectively, were securities collateralized by Alt-A residential mortgage loans.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information regarding fair value measurement and classification of fair value measurements into level categories. As of June 30, 2008, approximately 17.1% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements.

The following table sets forth our investments that were measured at fair value on a recurring basis as of the date indicated:

	June 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$13,530.3	$—	$11,308.8	$2,221.5
Equity securities, available-for-sale	80.0	8.0	68.1	3.9
Other invested assets(a)	980.3	—	711.0	269.3

Total investments	$14,590.6	$8.0	$12,087.9	$2,494.7

(a)	Includes derivatives, trading securities, restricted other invested assets and securities held as collateral.

Other invested assets presented above only include collateral that is held in the form of securities with any remaining collateral balance representing cash.

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Three months ended June 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for- sale	Equity securities, available-for- sale	Other invested assets(a)	Total
Beginning balance as of April 1, 2008	$2,074.4	$4.6	$319.3	$2,398.3
Total realized and unrealized gains (losses):
Included in net income (loss)	(178.4)	—	(19.5)	(197.9)
Included in other comprehensive income (loss)	106.3	(0.7)	—	105.6
Purchases, sales, issuances and settlements, net	(161.0)	—	27.0	(134.0)
Transfers in (out) of Level 3	380.2	—	(57.5)	322.7

Ending balance as of June 30, 2008	$2,221.5	$3.9	$269.3	$2,494.7

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(178.5)	$—	$(19.2)	$(197.7)

(a)	Includes certain trading securities, restricted other invested assets and derivatives.

	Six months ended June 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for- sale	Equity securities, available-for- sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2008	$2,044.2	$5.1	$227.2	$2,276.5
Total realized and unrealized gains (losses):
Included in net income (loss)	(194.4)	0.8	26.7	(166.9)
Included in other comprehensive income (loss)	(55.5)	(0.7)	(0.4)	(56.6)
Purchases, sales, issuances and settlements, net	(146.9)	(1.3)	80.0	(68.2)
Transfers in (out) of Level 3	574.1	—	(64.2)	509.9

Ending balance as of June 30, 2008	$2,221.5	$3.9	$269.3	$2,494.7

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(194.5)	$—	$27.1	$(167.4)

(a)	Includes certain trading securities, restricted other invested assets and derivatives.

As included in the Level 3 tables above for the three and six months ended June 30, 2008, the fair value of fixed maturity securities classified as Level 3 measurements decreased by $72.1 million and $249.9 million, respectively, primarily as a result of a decrease in fair value of mortgage-backed and asset-backed securities. The sale of securities classified as Level 3 also contributed to the decrease in fixed maturity securities classified as Level 3. Offsetting these decreases was an increase, or net transfer in, of securities where the fair value measurement was classified as Level 3 as of June 30, 2008 but was not previously classified as Level 3. The change in classification primarily resulted from a change in the observability of inputs for certain mortgage-backed and asset-backed securities based on the lack of market observable inputs for these securities.

During the current period, market inputs changed for certain structured securities valued using industry-standard pricing methodologies. The current market conditions for these securities have resulted in little, or no, trading activity or other market observable data and requires the use of significant unobservable inputs to estimate fair value. Accordingly, these resulting fair value measurements have been classified as Level 3.

Fixed maturity and equity securities

As of June 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$122.6	$4.2	$(1.1)	$125.7
Government—non U.S.	288.9	18.2	(8.2)	298.9
U.S. corporate	6,849.4	53.8	(387.4)	6,515.8
Corporate—non U.S.	1,863.4	4.1	(148.1)	1,719.4
Mortgage and asset-backed	5,538.9	17.9	(686.3)	4,870.5

Total fixed maturity securities	14,663.2	98.2	(1,231.1)	13,530.3
Equity securities	82.1	0.4	(2.5)	80.0

Total available-for-sale securities	$14,745.3	$98.6	$(1,233.6)	$13,610.3

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$189.3	$18.0	$(0.1)	$207.2
Government—non U.S.	293.0	28.1	(1.4)	319.7
U.S. corporate	6,983.1	99.6	(207.3)	6,875.4
Corporate—non U.S.	1,881.6	9.5	(79.7)	1,811.4
Mortgage and asset-backed	6,398.4	25.7	(400.5)	6,023.6

Total fixed maturity securities	15,745.4	180.9	(689.0)	15,237.3
Equity securities	60.5	3.6	(0.1)	64.0

Total available-for-sale securities	$15,805.9	$184.5	$(689.1)	$15,301.3

Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2007 through June 30, 2008 were primarily a result of continued widening spreads in 2008, particularly in mortgage-backed and asset-backed securities attributable to marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans.

As of June 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$342.4	$0.4	$(45.1)	$297.7
AA	226.4	—	(86.7)	139.7

Subtotal	568.8	0.4	(131.8)	437.4
A	86.2	—	(41.1)	45.1
BBB	23.7	—	(7.8)	15.9
BB	93.1	—	(38.8)	54.3
B	17.5	—	(2.1)	15.4
Caa and lower	11.0	—	—	11.0
In or near default	0.1	—	—	0.1

Total sub-prime securities	$800.4	$0.4	$(221.6)	$579.2

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$659.3	$1.8	$(44.3)	$616.8
AA	260.5	—	(89.2)	171.3

Subtotal	919.8	1.8	(133.5)	788.1
A	159.1	—	(61.0)	98.1
BBB	2.2	—	—	2.2

Total sub-prime securities	$1,081.1	$1.8	$(194.5)	$888.4

Our sub-prime securities were principally backed by first lien mortgages. We did not have any exposure to mezzanine collateralized debt obligations (“CDO”), interest margin deals, highly leveraged transactions or CDO-squared investments.

As of June 30, 2008, the fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$76.7	$—	$—	$76.7
2005	132.3	—	—	132.3
2006	294.7	—	—	294.7
2007	75.5	—	—	75.5

Total sub-prime securities	$579.2	$—	$—	$579.2

As of June 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$318.0	$—	$(73.5)	$244.5
AA	48.9	—	(17.6)	31.3

Subtotal	366.9	—	(91.1)	275.8
A	53.0	0.5	(16.0)	37.5
BBB	35.5	—	(15.8)	19.7
BB	15.2	—	(8.1)	7.1
B	4.5	—	(1.4)	3.1
Caa and lower	2.0	0.7	—	2.7
In or near default	1.1	0.1	—	1.2

Total Alt-A securities	$478.2	$1.3	$(132.4)	$347.1

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$377.4	$0.2	$(16.5)	$361.1
AA	127.9	0.8	(15.4)	113.3

Subtotal	505.3	1.0	(31.9)	474.4
A	60.4	—	(14.6)	45.8
BBB	9.2	—	(2.6)	6.6
B	0.1	—	—	0.1

Total Alt-A securities	$575.0	$1.0	$(49.1)	$526.9

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of June 30, 2008 were primarily a result of continued widening spreads during 2008 as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. As of June 30, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

As of June 30, 2008, the fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$50.9	$—	$47.4	$3.5
2005	122.6	—	117.8	4.8
2006	106.3	—	79.5	26.8
2007	67.3	—	55.3	12.0

Total Alt-A securities	$347.1	$—	$300.0	$47.1

As of June 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$848.3	$0.9	$(62.0)	$787.2
AA	216.9	0.1	(35.6)	181.4

Subtotal	1,065.2	1.0	(97.6)	968.6
A	236.8	0.2	(46.5)	190.5
BBB	140.9	4.4	(33.6)	111.7
BB	17.6	0.4	(4.5)	13.5
B	2.7	0.2	(0.2)	2.7
Caa and lower	25.8	—	(2.3)	23.5
In or near default	0.1	0.3	—	0.4

Total commercial mortgage-backed securities	$1,489.1	$6.5	$(184.7)	$1,310.9

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$906.4	$4.3	$(27.3)	$883.4
AA	227.8	0.2	(17.1)	210.9

Subtotal	1,134.2	4.5	(44.4)	1,094.3
A	231.2	0.2	(24.1)	207.3
BBB	144.5	4.6	(14.4)	134.7
BB	13.6	0.7	(1.5)	12.8
B	3.6	0.8	(0.1)	4.3
Caa and lower	25.2	0.1	(0.7)	24.6
In or near default	—	0.2	—	0.2

Total commercial mortgage-backed securities	$1,552.3	$11.1	$(85.2)	$1,478.2

As of June 30, 2008, the fair value of our commercial mortgage-backed securities by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$277.0	$—	$243.9	$33.1
2005	137.7	—	115.2	22.5
2006	519.2	—	359.1	160.1
2007	377.0	—	265.5	111.5

Total commercial mortgage-backed securities	$1,310.9	$—	$983.7	$327.2

As of June 30, 2008, the fair value of all mortgage-backed and asset-backed securities not collateralized by sub-prime residential mortgage loans, Alt-A residential mortgage loans or commercial mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$461.1	$—	$447.2	$13.9
2005	665.8	—	319.2	346.6
2006	710.3	—	637.8	72.5
2007	756.0	—	628.3	127.7
2008	40.1	—	40.1	—

Total other mortgage-backed and asset-backed securities	$2,633.3	$—	$2,072.6	$560.7

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of June 30, 2008:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$42.8	$(1.1)	7	$—	$—	—
Government—non U.S.	97.1	(6.6)	36	7.0	(1.6)	7
U.S. corporate	2,872.7	(183.6)	449	1,656.2	(203.8)	292
Corporate—non U.S.	865.8	(67.8)	139	606.0	(80.3)	86
Asset-backed	1,301.4	(71.8)	139	1,262.1	(288.2)	193
Mortgage-backed	849.8	(130.3)	183	1,023.1	(196.0)	262

Subtotal, fixed maturity securities	6,029.6	(461.2)	953	4,554.4	(769.9)	840
Equity securities	33.9	(1.9)	6	1.5	(0.6)	3

Total temporarily impaired securities	$6,063.5	$(463.1)	959	$4,555.9	$(770.5)	843

% Below cost—fixed maturity securities:
<20% Below cost	$5,733.4	$(306.4)	855	$3,869.4	$(401.4)	628
20-50% Below cost	272.7	(106.0)	77	618.9	(249.0)	171
>50% Below cost	23.5	(48.8)	21	66.1	(119.5)	41

Total fixed maturity securities	6,029.6	(461.2)	953	4,554.4	(769.9)	840

% Below cost—equity securities:
<20% Below cost	33.4	(1.7)	3	0.8	(0.5)	2
20-50% Below cost	0.5	(0.2)	3	0.7	(0.1)	1

Total equity securities	33.9	(1.9)	6	1.5	(0.6)	3

Total temporarily impaired securities	$6,063.5	$(463.1)	959	$4,555.9	$(770.5)	843

Investment grade	$5,703.8	$(427.5)	823	$4,301.1	$(705.6)	743
Below investment grade	356.6	(35.0)	126	253.4	(64.4)	95
Not rated—fixed maturity securities	0.6	(0.1)	6	0.5	(0.1)	3
Not rated—equities	2.5	(0.5)	4	0.9	(0.4)	2

Total temporarily impaired securities	$6,063.5	$(463.1)	959	$4,555.9	$(770.5)	843

The investment securities in an unrealized loss position as of June 30, 2008 consisted of 1,802 securities and accounted for unrealized losses of $1,233.6 million. Of these unrealized losses of $1,233.6 million, 91.9% were investment grade (rated AAA through BBB-) and 57.6% were less than 20% below cost. The securities less than 20% below cost were primarily corporate securities and mortgage-backed and asset-backed securities. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008.

Of the 42.4% of investment securities that were more than 20% below cost, a majority were mortgage-backed and asset-backed securities that have been in an unrealized loss position for twelve months or more. With current events in the credit markets, rating agencies have actively reviewed their credit quality ratings on these securities and these securities remain primarily investment grade. We are comfortable with the performance of the underlying collateral and expect that our investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms with no adverse changes in cash flows.

Of the investment securities in an unrealized loss position for twelve months or more as of June 30, 2008, 26 securities were 20% or more below cost and below investment grade (rate BB+ and below) for twelve months or more. These securities accounted for unrealized losses of $43.1 million.

As of June 30, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2008. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	June 30, 2008		December 31, 2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Restricted other invested assets	$383.2	23.0%	$399.8	27.8%
Investment in unconsolidated subsidiary	310.5	18.7	346.5	24.1
Derivatives	296.0	17.8	213.3	14.9
Limited partnerships	292.6	17.6	262.3	18.2
Securities lending collateral	200.5	12.1	152.4	10.6
Trading securities	82.2	4.9	62.3	4.3
Derivatives counterparty collateral	61.4	3.7	—	—
Other investments	35.9	2.2	0.9	0.1

Total other invested assets	$1,662.3	100.0%	$1,437.5	100.0%

Derivatives increased due to hedges in our FABNs and the acquisition of options to hedge risk embedded in certain products within our Retirement Income and Institutional segment. Limited partnerships increased primarily due to capital calls. The increase in securities lending was driven by the expansion of our program in 2008. In the second quarter of 2008, we modified our derivative counterparty agreements to require both us and the counterparties to provide collateral in certain circumstances. As of June 30, 2008, we retained collateral of $61.4 million related to these agreements including over collateralization from certain counterparties. Prior to the second quarter of 2008, there were no provisions requiring collateral for our derivative transactions. The increase in other investments was driven by increased activity in short-term investments and bank loans.

Derivative instruments

The fair value of derivative instruments is based upon either prices obtained from market sources or pricing valuation models utilizing market inputs from market sources. The following table sets forth our positions in derivative instruments and the fair values as of the dates indicated:

	June 30, 2008			December 31, 2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$3,685.9	$74.9	$41.7	$2,513.7	$73.8	$24.4
Equity index options	1,210.8	197.8	—	877.6	115.6	—
Limited guarantee	250.0	23.2	—	250.0	23.9	—
Financial futures	273.1	—	—	12.5	—	—
Credit default swaps	56.1	0.1	0.4	—	—	—

Total derivatives	$5,475.9	$296.0	$42.1	$3,653.8	$213.3	$24.4

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of June 30, 2008 and December 31, 2007, the fair value included $235.9 million and $150.9 million, respectively, of derivative assets and $25.2 million and $14.5 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

The increase in the notional value of derivatives was primarily a result of entering into interest rate swaps with a notional value of $477.2 million to convert fixed rate assets or liabilities into floating rate assets or liabilities consistent with the overall asset-liability management for our FABN products. In addition, we had increases in notional value of $695.0 million and $333.2 million for interest rate swaps and equity index options, respectively, to improve asset-liability management for our variable annuity products. We also had increases in notional value of $260.6 million for financial futures and $56.1 million for credit default swaps.

Genworth provides a limited parental guarantee to Rivermont I, which is accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and carried at fair value.

Consolidated Balance Sheets

Total assets. Total assets decreased $1,040.9 million to $44,936.2 million as of June 30, 2008 from $45,977.1 million as of December 31, 2007.

•

Cash, cash equivalents and invested assets decreased $681.9 million primarily due to an increase in net unrealized investment losses from the current interest rate environment in our fixed maturity securities portfolio. This decrease was partially offset by an increase in cash and cash equivalents of $946.9 million as we are holding cash to meet scheduled maturities in the third and fourth quarters of 2008. We also had increases from derivatives activity, the securities lending program and our trading portfolio.

•

Deferred acquisition costs increased $192.9 million associated with the growth of our insurance in-force in term life insurance and variable annuities, primarily our Income Distribution Series products.

•	Separate account assets decreased $521.4 million as a result of unfavorable market performance of the underlying securities and an increase in death, surrender and other benefits.

Total liabilities. Total liabilities decreased $609.9 million to $41,080.8 million as of June 30, 2008 from $41,690.7 million as of December 31, 2007.

•	Deferred tax liability decreased $211.1 million from lower deferred taxes as a result of increased net unrealized investment losses.

•	Other liabilities increased $156.8 million mainly from an increase in our securities lending program and derivative activity.

•	Separate account liabilities decreased $521.4 million as a result of unfavorable market performance of the underlying securities and an increase in death, surrender and other benefits.

Stockholder’s equity. Stockholder’s equity decreased $431.0 million to $3,855.4 million as of June 30, 2008 from $4,286.4 million as of December 31, 2007.

•	Current year net loss was $37.2 million.

•	Accumulated other comprehensive loss increased $397.4 million primarily driven by an increase in net unrealized investment losses from the current interest rate environment.

•	There was an increase of $3.6 million in additional paid-in capital primarily attributable to a capital contribution related to taxes.

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

We maintain a master promissory note and committed line with an indirect parent, GNA Corporation (“GNA”), of $500.0 million in total. The master promissory note and committed line provide liquidity to meet normal variation in cash requirements. In addition, the master promissory note is structured to provide us the ability to lend to GNA at a comparable short-term investment return. As of June 30, 2008 and December 31, 2007, GNA owed us $0.5 million which was included in other assets in the consolidated balance sheets.

The following table sets forth our condensed consolidated cash flows for the six months ended June 30:

(Amounts in millions)	2008	2007
Net cash from operating activities	$33.3	$207.4
Net cash from investing activities	894.2	(902.3)
Net cash from financing activities	19.4	906.3

Net increase in cash and cash equivalents	$946.9	$211.4

Cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. Principal sources of cash include sales of our products and services. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products exceed policy acquisition costs, benefits paid and redemptions. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. The decrease in cash flows from operating activities for the six months ended June 30, 2008 was primarily the result of the timing of cash settlements of other assets and liabilities.

Accordingly, in analyzing our cash flows, we focus on the change in the amount of cash available and used in investing activities. The increase in cash from investing activities for the six months ended June 30, 2008 was primarily the result of a decrease in purchases of investments as we have issued fewer FABNs and no non-recourse funding obligations during the first half of 2008.

Changes in cash from financing activities primarily related to the issuance of, and redemptions and benefit payments on, investment contracts, issuance and repayment of non-recourse funding obligations and dividends to our stockholders. For the six months ended June 30, 2008, there were net proceeds from investment contracts of $13.1 million driven by a decrease in FABN issuances. In the first quarter of 2007, we redeemed $110.0 million of our preferred stock and repaid our note payable to GNA.

Insurance companies are restricted by states as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits or the earned surplus are deemed “extraordinary” and require formal state insurance department approval. We are able to pay $440.9 million in dividends in 2008 without obtaining regulatory approval.

In July 2008, the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia directed us to amend our 2007 statutory annual statement filing to reflect a revision to our statutory survivorship universal life insurance reserves. This amendment will impact statutory net loss for the year ended December 31, 2007 and statutory capital and surplus and dividend capacity as of December 31, 2007. As amended, combined statutory net loss will be approximately $88.3 million, capital and surplus will be approximately $1,414.2 million and our dividend capacity will be approximately $440.9 million.

As of December 31, 2007, GLAIC and its subsidiaries continued to exceed the minimum required risk-based capital levels.

During 2005, we transferred investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities was $383.2 million and $399.8 million as of June 30, 2008 and December 31, 2007, respectively.

In June 2008, we became a member of the Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”) allowing us to take advantage of the various services provided by the FHLB-Atlanta, including liquidity management through the issuance of funding agreements.

Capital resources and financing activities

As of June 30, 2008, we had $3.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves, of which $1.7 billion were guaranteed by third-party financial guaranty insurance companies. The interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements.

As of June 30, 2008, we had $50.0 million of renewable floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of renewable funding agreements include money market funds, bank common trust funds and other short-term investors. Some of our funding agreements contained “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. Of the $50.0 million aggregate amount outstanding as of June 30, 2008, none had put option features.

As of June 30, 2008, our institutional business in our Retirement Income and Institutional segment had outstanding $3,851.4 million of FABNs and funding agreements, of which $550.0 million offer contractholders the option to make periodic elections to extend the maturity date of the contract. The current credit market conditions have made these types of institutional products less attractive compared to alternative products offering higher yields or more liquidity. During 2007 and the first quarter of 2008, certain contractholders did not extend the maturity on approximately $550.0 million of outstanding notes, all of which will mature over the next twelve months. During the second quarter of 2008, no contractholders elected not to extend their contracts.

As of June 30, 2008, we had approximately $645.1 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years. Contracts provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

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

The current credit market conditions have made institutional products less attractive compared to alternative products offering higher yields or more liquidity. As of June 30, 2008, we had $550.0 million of outstanding notes that certain contractholders elected not to extend the maturity date of the contract, all of which will mature over the next twelve months.

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

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. As of June 30, 2008 and December 31, 2007, total securitized assets remaining were $254.1 million and $279.4 million, respectively.

There were no off-balance sheet securitization transactions in the six months ended June 30, 2008 or 2007.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended June 30, 2008

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material developments during the quarter in any of the legal proceedings identified in Part I, Item 3 of our 2007 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our 2007 Annual Report on Form 10-K which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2008, there have been no material changes to the risk factors set forth in the above-referenced filing.

Item 5. Other Information

On June 19, 2008, Genworth announced that Mark W. Griffin, Senior Vice President—Chief Investment Officer for the Company resigned his position effective June 30, 2008 to pursue other career interests.

On July 14, 2008, Dennis R. Vigneau, Senior Vice President—Chief Financial Officer for the Company resigned his position effective the close of business August 4, 2008 to pursue other career interests. Kelly L. Groh has been named Senior Vice President—Chief Financial Officer for the Company effective August 4, 2008. Ms. Groh has been with Genworth since March 1996, where she has served in various positions within the

Finance Department. Prior to joining Genworth, Ms. Groh was employed with PriceWaterhouseCoopers LLP. Ms. Groh is a Certified Public Accountant and a member of the American Institute of CPAs.

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
Dated: August 4, 2008

	By:	/s/ DENNIS R. VIGNEAU
Dennis R. Vigneau Senior Vice President—Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)