Form 10-Q
period 2008-09-30
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2008-11-10
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At November 10, 2008, 25,651 shares of common stock with a par value of $1,000.00 were outstanding. The common stock of Genworth Life and Annuity Insurance Company is not publicly traded.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in millions)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Premiums	$271.0	$271.7	$804.7	$786.2
Net investment income	221.9	322.5	732.9	895.0
Net investment gains (losses)	(297.3)	(16.3)	(589.8)	(34.4)
Policy fees and other income	211.2	122.5	471.5	358.8

Total revenues	406.8	700.4	1,419.3	2,005.6

Benefits and expenses:
Benefits and other changes in policy reserves	313.7	275.3	839.6	802.2
Interest credited	110.6	138.0	345.6	402.6
Acquisition and operating expenses, net of deferrals	66.5	67.3	189.4	168.8
Amortization of deferred acquisition costs and intangibles	0.7	37.1	83.8	119.4
Interest expense	37.4	57.1	120.7	148.2

Total benefits and expenses	528.9	574.8	1,579.1	1,641.2

Income (loss) before income taxes and equity in net income (loss) of unconsolidated subsidiary	(122.1)	125.6	(159.8)	364.4
Provision (benefit) for income taxes	(57.8)	16.9	(63.9)	95.2

Net income (loss) before equity in net income (loss) of unconsolidated subsidiary	(64.3)	108.7	(95.9)	269.2
Equity in net income (loss) of unconsolidated subsidiary	(18.3)	5.7	(23.9)	15.2

Net income (loss)	$(82.6)	$114.4	$(119.8)	$284.4

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except share and per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$12,823.3	$15,237.3
Equity securities available-for-sale, at fair value	90.2	64.0
Commercial mortgage loans	2,745.5	2,968.1
Policy loans	480.8	466.8
Other invested assets ($370.4 and $399.8 restricted)	1,773.3	1,437.5

Total investments	17,913.1	20,173.7
Cash and cash equivalents	1,219.9	616.4
Accrued investment income	188.4	167.4
Deferred acquisition costs	3,284.6	2,962.2
Goodwill	450.9	450.9
Intangible assets	591.5	502.3
Reinsurance recoverable	8,547.5	8,670.6
Other assets	518.3	427.8
Separate account assets	10,276.1	12,005.8

Total assets	$42,990.3	$45,977.1

Liabilities and stockholder’s equity
Liabilities:
Future policy benefits	$9,956.8	$9,809.4
Policyholder account balances	13,513.0	13,962.3
Liability for policy and contract claims	251.6	263.1
Unearned premiums	19.6	21.4
Deferred income tax liability	674.7	1,077.9
Non-recourse funding obligations	3,555.0	3,555.0
Other liabilities ($398.1 and $415.1 restricted)	1,365.1	995.8
Separate account liabilities	10,276.1	12,005.8

Total liabilities	39,611.9	41,690.7

Commitments and contingencies

Stockholder’s equity:
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	4,071.6	4,071.6

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(1,129.3)	(338.2)
Derivatives qualifying as hedges	11.1	4.9

Total accumulated other comprehensive income (loss)	(1,118.2)	(333.3)
Retained earnings	399.4	522.5

Total stockholder’s equity	3,378.4	4,286.4

Total liabilities and stockholder’s equity	$42,990.3	$45,977.1

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Amounts in millions)

(Unaudited)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholder’s equity
Balances as of December 31, 2006	$110.0	$25.6	$4,025.3	$22.0	$260.8	$4,443.7

Comprehensive income (loss):
Net income	—	—	—	—	284.4	284.4
Net unrealized gains (losses) on investment securities	—	—	—	(203.1)	—	(203.1)
Derivatives qualifying as hedges	—	—	—	1.3	—	1.3

Total comprehensive income (loss)						82.6
Redemption of preferred stock	(110.0)	—	—	—	—	(110.0)
Dividends and other transactions with stockholder	—	—	46.3	—	(13.6)	32.7

Balances as of September 30, 2007	$—	$25.6	$4,071.6	$(179.8)	$531.6	$4,449.0

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholder’s equity
Balances as of December 31, 2007	$25.6	$4,071.6	$(333.3)	$522.5	$4,286.4

Comprehensive income (loss):
Net loss	—	—	—	(119.8)	(119.8)
Net unrealized gains (losses) on investment securities	—	—	(791.1)	—	(791.1)
Derivatives qualifying as hedges	—	—	6.2	—	6.2

Total comprehensive income (loss)					(904.7)
Other transactions with stockholder	—	—	—	(3.3)	(3.3)

Balances as of September 30, 2008	$25.6	$4,071.6	$(1,118.2)	$399.4	$3,378.4

See Notes to Condensed Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(119.8)	$284.4
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net investment (gains) losses	589.8	34.4
Equity in net (income) loss of unconsolidated subsidiary	23.9	(15.2)
Charges assessed to policyholders	(270.5)	(258.4)
Purchases of trading securities	(17.4)	(5.1)
Amortization of fixed maturity discounts and premiums	19.9	(14.0)
Acquisition costs deferred	(319.9)	(358.9)
Amortization of deferred acquisition costs and intangibles	83.8	119.4
Deferred income taxes	(7.4)	151.7
Change in certain assets and liabilities:
Accrued investment income and other assets	(169.6)	(89.1)
Insurance reserves	276.6	498.9
Other liabilities and other policy-related balances	73.1	(91.1)

Net cash from operating activities	162.5	257.0

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,428.5	1,922.4
Commercial mortgage loans	254.5	413.1
Proceeds from sales of investments:
Fixed maturity and equity securities	772.9	1,290.2
Purchases and originations of investments:
Fixed maturity and equity securities	(1,352.1)	(3,649.2)
Commercial mortgage loans	(31.4)	(517.5)
Other invested assets, net	(267.7)	(126.7)
Cash related to transfer of subsidiary to an affiliate	—	(27.0)
Policy loans, net	(14.0)	(7.0)

Net cash from investing activities	790.7	(701.7)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	3,266.0	3,258.5
Redemption and benefit payments on investment contracts	(3,669.2)	(3,308.1)
Proceeds from short-term borrowings and other, net	93.9	520.5
Payments on short-term borrowings	(40.4)	(522.4)
Proceeds from issuance of non-recourse funding obligations	—	790.0
Redemption of preferred stock	—	(110.0)
Dividends paid to stockholder	—	(2.5)

Net cash from financing activities	(349.7)	626.0

Net change in cash and cash equivalents	603.5	181.3
Cash and cash equivalents at beginning of period	616.4	423.8

Cash and cash equivalents at end of period	$1,219.9	$605.1

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

The accompanying condensed consolidated financial statements include the historical operations and accounts of the Company and its subsidiaries which include Assigned Settlement, Inc., GNWLAAC Real Estate Holding, LLC, Jamestown Life Insurance Company, River Lake Insurance Company (“River Lake I”), River Lake Insurance Company II (“River Lake II”), River Lake Insurance Company III (“River Lake III”), River Lake Insurance Company IV Limited (“River Lake IV”), River Lake Insurance Company V (“River Lake V”), River Lake Holding Company V, LLC and Rivermont Life Insurance Company I (“Rivermont I”). All intercompany accounts and transactions have been eliminated in consolidation.

We offer term and universal life insurance and Medicare supplement insurance. We also offer fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans and institutional products which include funding agreements backing notes (“FABNs”), funding agreements and guaranteed investment contracts (“GICs”). Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits and certain types of guaranteed minimum income benefits. On March 25, 2008, we announced our intention to discontinue the sales of variable life insurance policies beginning May 1, 2008. We do business in Bermuda, the District of Columbia and all states, except New York.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. These condensed consolidated financial statements include all adjustments considered necessary by management to present a fair statement of the financial position, results of operations and cash flows for the periods presented. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. The condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and related notes contained in our 2007 Annual Report on Form 10-K.

2. Accounting Pronouncements

Recently adopted

Fair Value Measurements

As of January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. Additionally, on January 1, 2008, we elected the partial adoption of SFAS No. 157 under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. Under the provisions of the FSP, we will delay the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. On October 10, 2008, we adopted FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active. The FSP provides guidance and clarification on how management’s internal assumptions, observable market information and market quotes are considered when applying SFAS No. 157 in inactive markets. The adoption of FSP FAS 157-3 did not have a material impact on our consolidated financial statements. See note 4 for additional disclosures about fair value measurements.

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

Not yet adopted

In September 2008, FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP requires certain disclosures by sellers of credit derivatives and requires additional disclosure about the current status of the payment/performance risk of guarantees. FSP FAS 133-1 and FIN 45-4 will be effective for us on October 1, 2008. We do not expect this FSP to have a material impact on our consolidated financial statements.

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

3. Investments and Derivative Instruments

Net Investment Gains (Losses)

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2008	2007	2008	2007
Available-for-sale securities:
Realized gains on sale	$11.0	$0.5	$24.4	$5.1
Realized losses on sale	(29.4)	(9.7)	(38.3)	(28.9)
Impairments	(193.9)	(3.3)	(470.5)	(3.4)
Derivatives and other	(84.6)	(3.0)	(107.5)	(6.4)
Trading securities	(0.4)	(0.3)	1.9	0.8
Commercial mortgage loans	—	(0.5)	0.2	(1.6)

Net investment gains (losses)	$(297.3)	$(16.3)	$(589.8)	$(34.4)

Fixed Maturity and Equity Securities

As of September 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$157.5	$3.7	$(0.7)	$160.5
Government—non U.S.	239.2	9.1	(15.8)	232.5
U.S. corporate	6,728.0	22.2	(669.4)	6,080.8
Corporate—non U.S.	1,948.3	3.9	(288.2)	1,664.0
Mortgage and asset-backed	5,504.6	20.2	(839.3)	4,685.5

Total fixed maturity securities	14,577.6	59.1	(1,813.4)	12,823.3
Equity securities	93.9	0.3	(4.0)	90.2

Total available-for-sale securities	$14,671.5	$59.4	$(1,817.4)	$12,913.5

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2008:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$32.1	$(0.7)	5	$—	$—	—
Government—non U.S.	103.2	(12.1)	43	7.9	(3.7)	11
U.S. corporate	3,090.4	(241.7)	534	1,931.1	(427.7)	310
Corporate—non U.S.	792.3	(106.7)	164	724.3	(181.5)	92
Asset-backed	567.8	(29.5)	70	1,767.6	(407.4)	238
Mortgage-backed	686.6	(51.3)	156	1,270.8	(351.1)	308

Subtotal, fixed maturity securities	5,272.4	(442.0)	972	5,701.7	(1,371.4)	959
Equity securities	36.4	(3.6)	5	1.7	(0.4)	4

Total temporarily impaired securities	$5,308.8	$(445.6)	977	$5,703.4	$(1,371.8)	963

% Below cost—fixed maturity securities:
<20% Below cost	$5,056.1	$(334.6)	868	$3,755.1	$(422.1)	545
20-50% Below cost	204.4	(89.6)	87	1,834.3	(753.0)	358
>50% Below cost	11.9	(17.8)	17	112.3	(196.3)	56

Total fixed maturity securities	5,272.4	(442.0)	972	5,701.7	(1,371.4)	959

% Below cost—equity securities:
<20% Below cost	35.9	(3.4)	1	1.6	(0.4)	2
20-50% Below cost	0.5	(0.2)	4	0.1	—	1
>50% Below cost	—	—	—	—	—	1

Total equity securities	36.4	(3.6)	5	1.7	(0.4)	4

Total temporarily impaired securities	$5,308.8	$(445.6)	977	$5,703.4	$(1,371.8)	963

Investment grade	$4,960.6	$(405.1)	793	$5,355.0	$(1,251.8)	873
Below investment grade	345.3	(39.8)	174	346.8	(119.6)	83
Not rated—fixed maturity securities	2.9	(0.7)	10	1.6	(0.4)	7
Not rated—equities	—	—	—	—	—	—

Total temporarily impaired securities	$5,308.8	$(445.6)	977	$5,703.4	$(1,371.8)	963

The investment securities in an unrealized loss position as of September 30, 2008 consisted of 1,940 securities and accounted for unrealized losses of $1,817.4 million. Of these unrealized losses of $1,817.4 million, 91.2% were investment grade (rated AAA through BBB-) and 41.8% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008.

Of the 58.2% of unrealized losses that were more than 20% below cost, a majority were mortgage-backed and asset-backed securities that have been in an unrealized loss position for twelve months or more. With current

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

events in the credit markets, rating agencies have actively reviewed their credit quality ratings on these securities and these securities remain primarily investment grade. We have examined the performance of the underlying collateral and expect that our investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms with no adverse changes in cash flows.

Of the investment securities in an unrealized loss position for twelve months or more as of September 30, 2008, 38 securities were 20% or more below cost and below investment grade (rated BB+ and below). These securities accounted for unrealized losses of $86.2 million. These securities, which were issued primarily by corporations in the financial services, utilities, consumer cyclical and communication industries and residential mortgage-backed securities, were current on all terms.

As of September 30, 2008, we expected to collect full principal and interest and we were not aware of any adverse changes in cash flows. We expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2008. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

In its letter to the FASB dated October 14, 2008, the SEC stated that, given the debt characteristics of hybrid securities, a debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the appropriate impairment approach. Included in the preceding table were securities that represent investments in hybrid instruments with gross unrealized losses of $85.0 million. Of this amount, $72.6 million has existed for a period exceeding twelve months. Of these unrealized losses, 100.0% were on securities that were investment grade and 46.3% were less than 20% below cost. The remaining securities had market values that were between 20% and 50% below cost.

Expectations that our investments in asset-backed and mortgage-backed securities will continue to perform in accordance with their contractual terms are based on assumptions a market participant would use in determining the current fair value. It is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of asset-backed and mortgage-backed securities. Expectations that our investments in corporate securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also reasonably possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any market movements in our financial statements.

As a result of the challenging market conditions, including expected further weakening in the economic environment subsequent to September 30, 2008, we have experienced continued volatility in the valuation of our fixed maturity securities including increases in our unrealized investment losses. We expect the volatility in the valuation of our fixed maturity securities to continue. This volatility may lead to additional impairments on our investment portfolio or changes regarding retention strategies for certain securities.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The preceding table includes gross unrealized losses on securities for which market activity indicated such securities have become other-than-temporarily impaired subsequent to September 30, 2008. These activities will result in additional impairments of up to $65.0 million in the fourth quarter of 2008.

Derivative Instruments

The fair value of derivative instruments is based upon either prices obtained from market sources or pricing valuation models utilizing market inputs obtained from market sources. The following table sets forth our positions in derivative instruments and the fair values as of the dates indicated:

	September 30, 2008			December 31, 2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$4,164.3	$95.4	$41.3	$2,513.7	$73.8	$24.4
Equity index options	1,488.4	235.2	—	877.6	115.6	—
Limited guarantee	250.0	13.1	—	250.0	23.9	—
Financial futures	242.1	—	—	12.5	—	—
Credit default swaps	56.1	0.1	1.1	—	—	—

Total derivatives	$6,200.9	$343.8	$42.4	$3,653.8	$213.3	$24.4

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of September 30, 2008 and December 31, 2007, the fair value presented in the preceding table included $274.3 million and $150.9 million, respectively, of derivative assets and $28.5 million and $14.5 million, respectively, of derivative liabilities that did not qualify for hedge accounting.

Swaps and purchased options with contractual maturities longer than one year are conducted within our credit policy constraints. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by Standard & Poor’s (“S&P”) if the agreements governing such transactions require both us and the counterparties to provide collateral in certain circumstances. In the second quarter of 2008, we modified our derivative counterparty agreements. As of September 30, 2008, we retained collateral of $112.9 million related to these agreements including over collateralization from certain counterparties. Prior to the second quarter of 2008, there were no provisions requiring collateral for our derivative transactions. As of September 30, 2008, we provided no collateral. The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements. The amounts recognized for the obligation to return collateral retained by us and the right to reclaim collateral from counterparties was recorded in other liabilities and other assets, respectively.

Subsequent to September 30, 2008, we terminated interest rate swaps with a notional value of $563.0 million and a fair value of derivative assets of $25.3 million and a fair value of derivative liabilities of $18.5 million on the termination date. In addition, we terminated equity index options with a notional value of $133.8 million and a fair value of derivative assets of $311.6 million on the termination date. We have also entered into derivative transactions to hedge future changes in equity markets.

4. Fair Value Measurements

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

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS No. 157 requires all assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

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

Level 3 is comprised of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. In limited instances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments where we cannot corroborate the significant valuation inputs with market observable data.

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

The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from industry-standard pricing methodologies based on market observable information. Certain structured securities valued using industry-standard pricing methodologies utilize significant unobservable inputs to estimate fair value, resulting in the fair value measurements being classified as Level 3. We also utilize internally developed pricing models to produce estimates of fair value primarily utilizing Level 2 inputs along with certain Level 3 inputs. The internally developed models include matrix pricing where we discount expected cash flows utilizing market interest rates obtained from market

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

sources based on the credit quality and duration of the instrument to determine fair value. For securities that may not be reliably priced using internally developed pricing models, we estimate fair value using indicative market prices. These prices are indicative of an exit price, but the assumptions used to establish the fair value may not be observable, or corroborated by market observable information, and represent Level 3 inputs.

The fair value of securities held as collateral is primarily based on Level 2 inputs from market information for the collateral that is held on our behalf by the custodian. The fair value of separate account assets is based on the quoted prices of the underlying fund investments and, therefore, represents Level 1 pricing.

The fair value of derivative instruments primarily utilizes Level 2 inputs. Certain derivative instruments are valued using significant unobservable inputs and are classified as Level 3 measurements. The classification of fair value measurements for derivative instruments, including embedded derivatives requiring bifurcation, was determined based on consideration of several inputs including: closing exchange or over-the-counter market price quotations; time value and volatility factors underlying options; market interest rates; and non-performance risk. For product-related embedded derivatives, we also include certain policyholder assumptions in the determination of fair value.

The following table sets forth our assets that were measured at fair value on a recurring basis as of the date indicated:

	September 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$12,823.3	$—	$10,215.0	$2,608.3
Equity securities, available-for-sale	90.2	33.9	12.0	44.3
Other invested assets(a)	970.8	—	662.3	308.5
Separate account assets	10,276.1	10,276.1	—	—

Total assets	$24,160.4	$10,310.0	$10,889.3	$2,961.1

(a)	Includes derivatives, trading securities, restricted other invested assets and securities held as collateral.

The following table sets forth our liabilities that were measured at fair value on a recurring basis as of the date indicated:

	September 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Policyholder account balances(a )	$245.7	$—	$—	$245.7
Other liabilities(b)	42.4	—	42.4	—

Total liabilities	$288.1	$—	$42.4	$245.7

(a)	Represents the fair value of certain product-related embedded derivatives that were recorded at fair value.
(b)	Represents derivative instruments.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Three months ended September 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for- sale	Equity securities, available-for- sale	Other invested assets(a)	Total
Beginning balance as of July 1, 2008	$2,221.5	$3.9	$269.3	$2,494.7
Total realized and unrealized gains (losses):
Included in net income (loss)	(111.8)	—	54.1	(57.7)
Included in other comprehensive income (loss)	(122.1)	—	(1.3)	(123.4)
Purchases, sales, issuances and settlements, net	(16.9)	15.4	(28.4)	(29.9)
Transfers in (out) of Level 3	637.6	25.0	14.8	677.4

Ending balance as of September 30, 2008	$2,608.3	$44.3	$308.5	$2,961.1

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(110.0)	$—	$40.3	$(69.7)

(a)	Includes certain trading securities, restricted other invested assets and derivatives.

	Nine months ended September 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for- sale	Equity securities, available-for- sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2008	$2,044.2	$5.1	$227.2	$2,276.5
Total realized and unrealized gains (losses):
Included in net income (loss)	(306.2)	0.8	80.8	(224.6)
Included in other comprehensive income (loss)	(177.6)	(0.7)	(1.7)	(180.0)
Purchases, sales, issuances and settlements, net	(163.8)	14.1	51.6	(98.1)
Transfers in (out) of Level 3	1,211.7	25.0	(49.4)	1,187.3

Ending balance as of September 30, 2008	$2,608.3	$44.3	$308.5	$2,961.1

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(304.5)	$—	$67.4	$(237.1)

(a)	Includes certain trading securities, restricted other invested assets and derivatives.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables present additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

Three months ended September 30, 2008
(Amounts in millions)	Policyholder account balances(a)
Beginning balance as of July 1, 2008	$70.4
Total realized and unrealized (gains) losses:
Included in net (income) loss	171.2
Included in other comprehensive (income) loss	—
Purchases, sales, issuances and settlements, net	4.1
Transfers in (out) of Level 3	—

Ending balance as of September 30, 2008	$245.7

Amount of total (gains) losses for the period included in net (income) loss attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$171.8

(a)	Includes product-related embedded derivatives.

Nine months ended September 30, 2008
(Amounts in millions)	Policyholder account balances(a)
Beginning balance as of January 1, 2008	$30.3
Total realized and unrealized (gains) losses:
Included in net (income) loss	204.8
Included in other comprehensive (income) loss	—
Purchases, sales, issuances and settlements, net	10.6
Transfers in (out) of Level 3	—

Ending balance as of September 30, 2008	$245.7

Amount of total (gains) losses for the period included in net (income) loss attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$206.2

(a)	Includes product-related embedded derivatives.

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

The amount presented for unrealized gains (losses) for assets and liabilities still held as of the reporting date primarily represents impairments for available-for-sale securities, changes in fair value of trading securities and certain derivatives and changes in fair value of certain product-related embedded derivatives that existed as of the reporting date, which were recorded in net investment gains (losses).

As of September 30, 2008, we held investments in bank loans that were recorded at the lower of cost or fair value and were recorded in other invested assets. As of September 30, 2008, all bank loans were recorded at fair value, which was lower than their respective cost. Accordingly, for the three and nine months ended September 30, 2008, we recorded $1.3 million of fair value loss adjustments which were included in net investment gains (losses) in the condensed consolidated statement of income. Fair value for bank loans is determined using inputs based on market observable information and is classified as Level 2.

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

(b) Commitments

As of September 30, 2008, we were committed to fund $118.4 million in limited partnership investments.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(c) Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 that were funded by products of our parent and one of our affiliates. The structured settlement reserves related to this guarantee were $273.7 million as of September 30, 2008.

6. Non-recourse Funding Obligations

As of September 30, 2008, we had $3.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. Of these obligations, $1.7 billion were guaranteed by third-party financial guaranty insurance companies and the interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. In February 2008, the rate was reset from the December 2007 rate on $0.5 billion of the $1.7 billion of non-recourse funding obligations to the highest contractual margin to the related underlying index rate due to further downgrades on the third-party financial guaranty insurance company that guarantees these obligations. In June 2008, the maximum rate on the remaining $1.2 billion was contractually reset to the highest margin to the related underlying index rate due to the third-party financial guaranty insurance company that guarantees these obligations being downgraded and placed on negative outlook.

As of September 30, 2008 and December 31, 2007, the weighted-average interest rates on our non-recourse funding obligations were 4.5% and 5.8%, respectively, reflecting the decline in the underlying index rate.

7. Income Taxes

The reconciliation of the federal statutory tax rate to the effective income tax rate was as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.5	(0.8)	0.5	—
Benefit of tax favored investments	12.2	(19.4)	5.0	(8.5)
Uncertain tax positions	0.1	(2.1)	(0.1)	(0.7)
Other, net	(0.5)	0.8	(0.4)	0.3

Effective rate	47.3%	13.5%	40.0%	26.1%

The amounts previously presented in our third quarter of 2007 Quarterly Report on Form 10-Q have been reclassified. In the third quarter of 2007, our rate reconciliation reflected the interim reporting impacts of Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, in the category labeled “other.” Each item in the rate reconciliation has been revised to include the impacts of APB No. 28. This revision had no impact on the total effective tax rate for the three and nine months ended September 30, 2007.

The effective tax rate increased significantly from the prior year due to an expected full year loss in the current year compared to income for the prior year. Additional tax benefits for the year were recognized in the

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

current quarter due to the increased proportion of the current year losses to the expected full year losses over the prior year income to the prior year expected full year income pursuant to APB No. 28.

8. Certain Nontraditional Long-duration Contracts

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

As of September 30, 2008 and December 31, 2007, the total account value, net of reinsurance, of our variable annuities with death benefits, including both separate account and fixed account assets, was approximately $6,639.9 million and $6,251.6 million, respectively, with related GMDB exposure (or net amount at risk) of approximately $777.6 million and $34.9 million, respectively.

The GMDB liability for our variable annuity contracts with death benefits, net of reinsurance, was $16.0 million and $7.5 million as of September 30, 2008 and December 31, 2007, respectively.

9. Segment Information

We conduct our operations in two operating business segments: (1) Protection, which includes term and universal life insurance and Medicare supplement insurance; and (2) Retirement Income and Institutional, which principally includes fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans, variable life insurance and institutional products. Institutional products include FABNs, funding agreements and GICs. We also have Corporate and Other activities which include income and expenses not allocated to the segments.

We use the same accounting policies and procedures to measure segment net income (loss) and assets as we use to measure our consolidated net income (loss) and assets. Segment net income (loss) represents the basis on which the performance of our business is assessed by management.

The following is a summary of our segments and Corporate and Other activities for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2008	2007	2008	2007
Revenues:
Protection	$328.4	$480.6	$1,131.2	$1,361.2
Retirement Income and Institutional	103.5	221.0	327.7	641.0
Corporate and Other	(25.1)	(1.2)	(39.6)	3.4

Total revenues	$406.8	$700.4	$1,419.3	$2,005.6

Net income (loss):
Protection	$(28.2)	$70.7	$48.4	$199.3
Retirement Income and Institutional	(17.5)	42.3	(110.0)	78.0
Corporate and Other	(36.9)	1.4	(58.2)	7.1

Net income (loss)	$(82.6)	$114.4	$(119.8)	$284.4

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following is a summary of total assets for our segments and Corporate and Other activities as of the periods indicated:

(Amounts in millions)	September 30, 2008	December 31, 2007
Assets:
Protection	$15,178.4	$14,880.0
Retirement Income and Institutional	26,763.7	29,456.7
Corporate and Other	1,048.2	1,640.4

Total assets	$42,990.3	$45,977.1

10. Capital Contribution

On November 5, 2008, we received a $600.0 million capital contribution from our sole stockholder, GLIC.

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

Cautionary note regarding forward-looking statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to global political, economic, business, competitive, market, regulatory and other factors and risks, including the following:

•

Risks relating to our businesses, including adverse capital and credit market conditions, downturns and volatility in equity and credit markets, downgrades in our financial strength or credit ratings, the impact of government actions on the financial markets, our ability to access current and future government support programs, interest rate fluctuations, the valuation of fixed maturity, equity and trading securities, defaults, downgrades or impairments of portfolio investments, goodwill impairments, the soundness of other financial institutions, declines in risk-based capital, insufficiency of reserves, intense competition, availability and adequacy of reinsurance, defaults by counterparties, loss of key distribution partners, regulatory restrictions on our operations and changes in applicable laws and regulations, legal or regulatory investigations or actions, the failure or compromise of the security of our computer systems, the occurrence of natural or man-made disasters or a pandemic; changes in mortality, accelerated amortization of deferred acquisition costs and present value of future profits, medical advances such as genetic mapping research, unexpected changes in persistency rates and increases in statutory reserve requirements.

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

•

Retirement Income and Institutional. We offer customers a variety of wealth accumulation, income distribution and institutional products. Wealth accumulation and income distribution products principally include fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits (“GMWB”) and certain types of guaranteed minimum income benefits. Institutional products include funding agreements backing notes (“FABNs”), funding agreements and guaranteed investment contracts (“GICs”).

We also have Corporate and Other activities which include income and expenses not allocated to the segments.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions. The following discussion of business trends and conditions should be read together with the trends contained in our 2007 Annual Report on Form 10-K, which described additional business trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and the economy in which we operate impacts our sales and revenue growth and trends in profitability of our business. Economic and financial market conditions have continued to deteriorate during 2008, with conditions materially worsening in many respects over the last two months. Recently, concerns over inflation, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. This has resulted in declining asset prices, lower interest rates, rating agency downgrades and increases in loan delinquency rates.

We believe that the challenging market conditions combined with slowing global economies have influenced, and will continue to influence, investment and spending decisions as both consumers and businesses adjust their risk profiles in response. This is evident in the slow down of mortgage originations and consumer lending. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies. Our policyholders may elect to defer paying or stop paying insurance premiums altogether. Other factors such as government spending, the volatility and strength of the capital markets and inflation also affect the business and economic environment. Ultimately, we may see an adverse impact on sales, revenues and profitability trends of certain insurance and investment products.

In response to these current market conditions, we have tightened underwriting guidelines and increased pricing in targeted markets and products. We have also adjusted our asset-liability management strategy in an attempt to reduce risk during the current economic and financial market conditions. We are also seeking to enhance our capital and liquidity as discussed under “— Liquidity and Capital Resources.”

On October 3, 2008, President Bush signed the Emergency Economic Stabilization Act of 2008 (the “EESA”) into law in response to the financial crises affecting the banking system and financial markets and continuing concern for the financial stability of investment banks and other financial institutions. Under the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions, as well as invest directly into certain financial institutions, for the purpose of stabilizing the financial markets. The U.S. government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking a variety of other actions to address the financial crisis. There can be no assurance as to what impact any of these actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Continued volatility could materially and adversely affect our business, financial condition and results of operations.

Volatility in credit and investment markets. Credit markets continue to experience extreme volatility resulting in reduced liquidity and widening credit spreads across asset classes associated with the re-pricing of risk, as well as more credit downgrade events and increased probability of default. While these trends began mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans, these trends have spread to other asset classes and financial sectors.

In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities, including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards less risky investments, increasing the demand for investments such as U.S. Treasury instruments.

As economic conditions have deteriorated, lending criteria have tightened and interbank lending has become negatively impacted, resulting in significant declines in transaction volumes across most asset classes. It is difficult to determine how long these conditions will continue or when they do begin to improve how long it will take for market conditions to return to historically normal levels.

These credit market conditions contributed to an increase in net unrealized investment losses since December 31, 2007 of $1,246.2 million, before tax and other offsets, in our $12,823.3 million investment portfolio of fixed maturity securities reflecting the conditions discussed above. As a result of the economic downturn in 2008 within the financial services sector, we have seen an increase in corporate bankruptcies, financial restructurings and the number of companies defaulting on their debt obligations and a decline in the performance of collateral underlying certain structured securities. These defaults and other performance factors resulting in declines in the value of our investment portfolio have contributed to substantially higher levels of impairments throughout 2008, including $193.9 million in the third quarter of 2008. In some cases, the combined shift in rating, valuations and outlook for certain securities has resulted in a change in intent of whether to hold these securities to recovery of value. As a result of the challenging market conditions and expected further weakening in the economic environment, we have continued to see increases in our unrealized investment losses subsequent to quarter end and expect to see further volatility in the valuation of these investments, as well as the potential for additional impairments on our investment portfolio or changes regarding retention strategies for certain securities. For example, certain securities that are less liquid have become more difficult to value and may be difficult to dispose of in the current environment. In addition, further weakening in the economic environment could lead to increased credit defaults. Although these economic conditions negatively impact our investment valuation, the underlying collateral continues to perform and default rates remain at historically low levels for many of the impacted asset classes.

As a result of the challenging market conditions including expected further weakening in the economic environment subsequent to September 30, 2008, we have experienced continued volatility in the valuation of our fixed maturity securities including increases in our unrealized investment losses. We expect the volatility in the valuation of our fixed maturity securities to continue. This volatility may lead to generally high levels of credit-related investment losses, including the potential for additional impairments on our investment portfolio or changes regarding retention strategies for certain securities.

We also believe, however, that the current credit environment provides us with opportunities to invest in select asset classes and sectors that may enhance our investment yields over time. See “—Investments and Derivative Instruments” for additional information on our investment portfolio.

The current credit market conditions resulted in an unfavorable liquidity environment for issuers of financial instruments including non-recourse funding obligations, commercial paper, long-term debt and asset-backed securities. Credit spreads widened for many corporate issuers of commercial paper and long-term debt resulting in less favorable financing terms. This unfavorable liquidity environment impacted our ability to issue non-recourse funding obligations.

See additional trends related to volatile credit markets in the “—Trends and conditions affecting our products.”

Trends and conditions affecting our products

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, distribution penetration and customer service. As a result of a competitive pricing environment and our discipline to achieve targeted returns, we experienced lower term life insurance sales. We anticipate this trend will continue as we maintain our pricing discipline and focus on middle market term life insurance sales. We also experienced lower persistency in term life insurance policies going into their post-level rate period (10 and 15 years after policy issue). We expect these trends to continue, in general, as we maintain pricing discipline in the current competitive pricing environment.

We have also experienced a shift in focus by our distributors from term life insurance to universal life insurance products. In response to this shift in focus by our distributors, we continue to expand our universal life insurance capabilities with an emphasis on middle market consumers.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products. For term life insurance and certain universal life insurance, we have implemented capital management actions, including the use of securitization transactions, to reduce the capital impact of these regulations. Several competitors have taken capital management actions similar to ours in response to Regulations XXX and AXXX. Recent market conditions adversely impacted the availability of securitization transactions and created the need for us to pursue alternative approaches such as reinsurance and private financing transactions and we expect these conditions to continue. Together the ability to finance and effectiveness of financing these additional reserves may impact future life insurance sales and new business returns.

As of September 30, 2008, we had $3.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing these additional statutory reserves. Of these obligations, $1.7 billion were guaranteed by third-party financial guaranty insurance companies and the interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates. We do not believe that these increases will have a material impact on our consolidated financial statements.

As noted above, to maintain and optimize product returns, we may seek alternative financing approaches in the future depending upon market conditions. Recent market conditions have limited the capacity for these reserve funding structures. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for these structures may be hindered, and as a result our ability to write additional business in a cost effective manner may be impacted. If we are unable to continue to implement these actions, we may be required to increase statutory reserves, incur higher operating costs than we currently anticipate, reduce our sales of these products or pursue alternative approaches, such as additional reinsurance and private funding transactions. We also may have to implement measures that may be disruptive to our business. For example, because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.

Retirement income. Results for our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to retain business depends significantly upon product features, including current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in our annuities, as well as guaranteed benefit features we offer in variable annuity products. We evaluate our competitive position based upon each of these features and actively manage our risk exposures through various strategies, including requiring prescribed investment allocations, active product price management and other risk management activities including reinsurance and hedging. Most of our variable annuities include a GMDB. Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits and certain types of guaranteed minimum income benefits, which require prescribed investment allocations. Most of our variable annuities also include a guaranteed minimum death benefit. We do not offer any products with guaranteed minimum accumulation benefits.

We maintain a focus on our Income Distribution Series of variable annuity products and group retirement income offerings. We have seen a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning falling on the individual. Additionally, U.S. savings rates are at historical lows. We believe these factors support long-term demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize upside market performance. Our Income Distribution Series products provide the contractholder with the ability to receive a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation. However, through various techniques, these products are designed to reduce some of the risks that generally accompany traditional products with guaranteed living benefits. We are targeting individuals who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

We are experiencing lower variable annuity sales and higher fixed annuity sales as a result of consumers seeking safety from recent market turbulence and uncertainty. Current market pressures are also increasing our expected claim costs, the cost and effectiveness of our hedging programs and the level of capital we may need to support these products.

We believe there may be further declines in equity markets and increased equity market volatility which will continue to negatively impact the cost and effectiveness of our GMWB hedging program. The significant declines and increased volatility in the equity markets have negatively impacted our results during the third quarter of 2008. Equity markets have experienced a sharp decline from the September 30, 2008 level and market volatility has increased dramatically. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will challenge our ability to recover deferred acquisition costs (“DAC”) on these products and lead to further write-offs of DAC.

Institutional. Results in our institutional business are affected by credit markets. Our ability to issue funding agreements, FABNs and GICs to institutional investors is primarily dependent upon the credit markets, market perception of credit and risk-based pricing and our credit rating and credit default swap levels. We view this business as opportunistic and, therefore, new origination activity may vary considerably from period to period.

The current credit market conditions have made the extension of the maturities of some of our institutional products less attractive to the holders compared to alternative products offering higher yields or more liquidity. As a result, certain FABN and funding agreement contractholders have elected not to extend the maturity of their contracts. Because we earn a spread between interest earned and interest credited on these institutional products, this non-extension reduces our revenues and profitability by reducing our institutional product liabilities. As of September 30, 2008, certain contractholders did not extend the maturity on approximately $135.0 million of these contracts, all of which will mature over the next six months. In light of the ongoing turmoil in the credit and financial markets, we are not currently pursuing additional institutional product sales and expect increased outflows on these products.

In December 2007, we began issuing FABNs to retail investors and we are closely monitoring credit market conditions to determine when to issue FABNs into the retail market.

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

Fair value measurements are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. All assets carried at fair value are classified and disclosed in one of the following three categories:

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

Level 3 is comprised of financial instruments whose fair value is estimated based on industry-standard pricing methodologies and internally developed models utilizing significant inputs not based on, nor corroborated by, readily available market information. In limited instances, this category may also utilize non-binding broker quotes. This category primarily consists of certain less liquid fixed maturity, equity and trading securities and certain derivative instruments where we cannot corroborate the significant valuation inputs with market observable data.

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

Security pricing is applied using a hierarchy, or “waterfall” approach. The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from industry-standard pricing methodologies utilizing market observable information, when available. Because many fixed income securities do not trade on a daily basis, fair value is determined using industry-standard methodologies by applying available market information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities with limited trading activity, industry-standard pricing methodologies utilize adjusted market information, such as index prices, or discounting market consistent expected future cash flows, to estimate fair value. These measures are not deemed observable for a particular security and results in the measurement being classified as Level 3.

Where specific market information is unavailable for certain securities, such as privately placed securities, internally developed pricing models produce estimates of fair value primarily utilizing Level 2 inputs along with certain Level 3 inputs. The internally developed models include matrix pricing. The pricing matrix begins with current treasury rates and uses credit spreads received from third-party sources to estimate fair value. The credit spreads incorporate the issuer’s industry or issuer-specific credit characteristics and the security’s time to maturity, if warranted. Remaining un-priced securities are valued using an estimate of fair value based on indicative market prices that include significant unobservable inputs not based on, nor corroborated by, market information, including the utilization of non-binding broker quotes.

In addition to this “waterfall” approach, we employ other valuation methods that we deem appropriate for certain externally managed funds.

The following table sets forth the fair value of our fixed maturity securities portfolio by pricing source as of the date indicated:

	September 30, 2008
(Amounts in millions)	Total	Level 1		Level 2	Level 3
Fixed maturity securities :
Priced via industry standard pricing methodologies	$9,703.1		$—	$8,644.4	$1,058.7
Priced via indicative market prices	701.3		—	—	701.3
Priced via internally developed models	2,418.9		—	1,570.6	848.3

Total fixed maturity securities	$12,823.3	$		$10,215.0	$2,608.3

Evaluation of other-than-temporary impairments on available-for-sale securities. One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. We regularly review our investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded to income equal to the difference between the fair value and cost or the amortized cost basis of the security.

The evaluation of impairments is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period net income (loss). The assessment of whether such impairment has occurred is based on management’s evaluation of the underlying reasons for the decline in fair value at the individual security level. We deem an individual investment to be other-than-temporarily impaired when management concludes it is probable that we will not receive timely payment of the cash flows contractually stipulated for the investment. We regularly monitor our investment portfolio to ensure that investments that may be other-than-temporarily impaired are identified in a timely manner and that any impairment is charged against net income (loss) in the proper period. As part of our review process, the duration and severity of a decline in individual security values and credit risk characteristics are regularly monitored as potential impairment indicators. For all investments, with particular focus on those with impairment indicators, we assess market conditions, macroeconomic factors and industry developments in addition to investment-specific metrics in performing a credit assessment on the impacted investments.

In its letter to the Financial Accounting Standards Board (“FASB”) dated October 14, 2008, the U.S. Securities and Exchange Commission (“SEC”) stated that, given the debt characteristics of hybrid securities, a debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the approximate impairment approach. Included in the preceding table were securities that represent investments in hybrid instruments with gross unrealized losses of $85.0 million. Of this amount, $72.6 million has existed for a period exceeding twelve months. Of these unrealized losses, 100.0% were on securities that were investment grade and 46.3% were less than 20% below cost. The remaining securities had market values that were between 20% and 50% below cost.

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

Management regularly monitors and reports sales metrics as a measure of volume of new and renewal business generated in a period. Sales refers to: (1) annualized first-year premiums for term life insurance and Medicare supplement insurance and (2) new and additional premiums/deposits for universal life insurance, institutional products, spread-based and variable products. Sales do not include renewal premiums on policies or contracts written during prior periods. We consider annualized first-year premiums and new premiums/deposits to be measures of our operating performance because they represent measures of new sales of insurance policies or contracts during a specified period, rather than measures of our revenues or profitability during that period.

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

The following discussions of our results of operations should be read in conjunction with the “—Business trends and conditions.”

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth our consolidated results of operations for the periods indicated:

(Amounts in millions)	Three months ended September 30,		Increase (decrease) and percentage change
	2008	2007	2008 vs. 2007
Revenues:
Premiums	$271.0	$271.7	$(0.7)	(0.3)%
Net investment income	221.9	322.5	(100.6)	(31.2)%
Net investment gains (losses)	(297.3)	(16.3)	(281.0)	NM (1)
Policy fees and other income	211.2	122.5	88.7	72.4%

Total revenues	406.8	700.4	(293.6)	(41.9)%

Benefits and expenses:
Benefits and other changes in policy reserves	313.7	275.3	38.4	13.9%
Interest credited	110.6	138.0	(27.4)	(19.9)%
Acquisition and operating expenses, net of deferrals	66.5	67.3	(0.8)	(1.2)%
Amortization of deferred acquisition costs and intangibles	0.7	37.1	(36.4)	(98.1)%
Interest expense	37.4	57.1	(19.7)	(34.5)%

Total benefits and expenses	528.9	574.8	(45.9)	(8.0)%

Income (loss) before income taxes and equity in net income (loss) of unconsolidated subsidiary	(122.1)	125.6	(247.7)	(197.2)%
Provision (benefit) for income taxes	(57.8)	16.9	(74.7)	NM (1)

Net income (loss) before equity in net income (loss) of unconsolidated subsidiary	(64.3)	108.7	(173.0)	(159.2)%
Equity in net income (loss) of unconsolidated subsidiary	(18.3)	5.7	(24.0)	NM (1)

Net income (loss)	$(82.6)	$114.4	$(197.0)	(172.2)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums. Premiums consist primarily of premiums earned on individual life insurance, Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies.

•

Our Protection segment increased $5.4 million driven largely by in-force growth of our term life insurance from new sales and renewal premiums, partially offset by a decrease in Medicare supplement insurance premiums as lapses exceeded new sales.

•

Our Retirement Income and Institutional segment decreased $6.1 million largely as a result of a decrease in our structured settlement annuities which are in runoff, and a decrease in life-contingent single premium immediate annuity sales.

Net investment income. Net investment income represents the income earned on our investments.

•

Our Protection segment decreased $38.6 million mainly due to lower yields on assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. Additionally, yields declined due to lower valuation marks on limited partnership investments.

•

Our Retirement Income and Institutional segment decreased $58.8 million mainly attributable to lower yields on floating rate investments related to our institutional products, a decline in average invested assets backing our GICs and FABNs and lower valuation marks on limited partnership investments.

•	Corporate and other activities decreased $3.2 million attributable to lower income from surplus assets.

Net investment gains (losses). Net investment gains (losses) consist of realized gains and losses from the sale or impairment of our investments, unrealized and realized gains and losses from our trading securities, non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments. We incurred $152.0 million of credit and/or cash flow related impairments and $41.9 million related to a change in intent to hold securities to recovery during the three months ended September 30, 2008. Of total impairments, $104.6 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities and $72.7 million related to certain financial services companies. Net investment losses from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during the three months ended September 30, 2008. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income. Policy fees and other income consist primarily of fees assessed against policyholder and contractholder account values, cost of insurance and surrender charges assessed on universal life insurance policies and other fees.

•

Our Protection segment increased $1.4 million mainly attributable to a reclassification adjustment to benefits and other changes in policy reserves related to our universal life insurance products from the prior quarter, as well as growth in universal life insurance. The prior year included a favorable reinsurance adjustment of $7.8 million in universal life insurance.

•

Our Retirement Income and Institutional segment increased $87.3 million primarily from granting an early redemption request from an institutional customer for FABNs at a price discounted to contract value. Also contributing to the increase was increased sales of our variable annuities, primarily our Income Distribution Series products.

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life insurance, Medicare supplement insurance, structured settlements and single premium immediate annuities with life contingencies.

•	Our Protection segment increased $27.2 million principally driven by unfavorable reserve adjustments to reflect the underlying experience and a system implementation in the current year related to our universal life insurance products with death or other benefit features and higher mortality in universal life insurance as compared to the prior year. There was also a reclassification adjustment from policy fees and other income related to our universal life insurance products from the prior quarter.

•

Our Retirement Income and Institutional segment increased $11.2 million mainly due to an increase in our guaranteed minimum benefit liabilities for our variable annuity contracts driven by the unfavorable volatility in the equity markets. Also contributing to the increase was unfavorable mortality in our spread-based products.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our Protection segment increased $1.7 million mainly as a result of growth in the universal life insurance in-force block.

•

Our Retirement Income and Institutional segment decreased $29.1 million primarily from our institutional products attributable to the impact of lower rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities. Our spread-based products also decreased as a result of lower account values on fixed annuities associated with surrenders more than offsetting sales. Additionally, crediting rates were reset to lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

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

•	Our Protection segment decreased $3.8 million largely driven by lower production in term and universal life insurance partially offset by a decrease in deferral rates.

•	Our Retirement Income and Institutional segment increased $2.7 million mainly due to increased sales of our variable annuities, primarily our Income Distribution Series products.

•	Corporate and other activities increased from higher overhead expenses.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consist primarily of the amortization of acquisition costs that are capitalized, present value of future profits, capitalized software and goodwill impairments.

•

Our Protection segment decreased $8.4 million mainly driven by lower amortization of $12.3 million from a revision to estimated gross profit assumptions in our universal life insurance products in the current year as compared to $5.7 million in the prior year.

•

Our Retirement Income and Institutional segment decreased $28.0 million as a result of unfavorable market impacts in addition to derivative losses related to our guaranteed minimum withdrawal benefit products that were partially offset by higher amortization attributable to volatility in the equity markets and growth in our Income Distribution Series products.

Interest expense. Interest expense represents interest related to our non-recourse funding obligations. Interest expense decreased mainly as a result of a decrease in average floating rates paid on our non-recourse funding obligations reflecting the decline in the underlying index rate.

Provision (benefit) for income taxes. The effective tax rate increased to 47.3% for the three months ended September 30, 2008 from 13.5% for the three months ended September 30, 2007. This increase in the effective tax rate was primarily attributable to the recognition of tax benefits on a pre-tax loss in the current year. In addition, an increase in tax favored investment benefits was recognized in the current quarter due to the increased proportion of current year losses to expected full year losses, as compared to the prior year income in proportion to the prior year expected full year income recorded under Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting. This increase was partially offset by reduced benefits attributable to favorable examination developments and changes in estimates.

Net income (loss). The net loss was largely the result of impairments and derivative activity recorded in the third quarter of 2008 and a decrease in net investment income from lower yields on floating rate investments during the current quarter. Partially offsetting this loss was an increase in income from granting an early redemption request from an institutional customer for FABNs at a price discounted to contract value and a decrease in amortization from derivative losses in our guaranteed minimum withdrawal benefit products. Additionally, there was a loss of $18.3 million from equity in the net income (loss) of Genworth Life Insurance Company of New York (“GLICNY”) for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth our consolidated results of operations for the periods indicated:

(Amounts in millions)	Nine months ended September 30,		Increase (decrease) and percentage change
	2008	2007	2008 vs. 2007
Revenues:
Premiums	$804.7	$786.2	$18.5	2.4%
Net investment income	732.9	895.0	(162.1)	(18.1)%
Net investment gains (losses)	(589.8)	(34.4)	(555.4)	NM (1)
Policy fees and other income	471.5	358.8	112.7	31.4%

Total revenues	1,419.3	2,005.6	(586.3)	(29.2)%

Benefits and expenses:
Benefits and other changes in policy reserves	839.6	802.2	37.4	4.7%
Interest credited	345.6	402.6	(57.0)	(14.2)%
Acquisition and operating expenses, net of deferrals	189.4	168.8	20.6	12.2%
Amortization of deferred acquisition costs and intangibles	83.8	119.4	(35.6)	(29.8)%
Interest expense	120.7	148.2	(27.5)	(18.6)%

Total benefits and expenses	1,579.1	1,641.2	(62.1)	(3.8)%

Income (loss) before income taxes and equity in net income (loss) of unconsolidated subsidiary	(159.8)	364.4	(524.2)	(143.9)%
Provision (benefit) for income taxes	(63.9)	95.2	(159.1)	(167.1)%

Net income (loss) before equity in net income (loss) of unconsolidated subsidiary	(95.9)	269.2	(365.1)	(135.6)%
Equity in net income (loss) of unconsolidated subsidiary	(23.9)	15.2	(39.1)	NM (1)

Net income (loss)	$(119.8)	$284.4	$(404.2)	(142.1)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

Premiums

•

Our Protection segment increased $31.2 million driven largely by in-force growth of our term life insurance from new sales and renewal premiums, partially offset by a decrease in Medicare supplement insurance premiums as lapses exceeded new sales.

•

Our Retirement Income and Institutional segment decreased $12.7 million primarily as a result of a decrease in our structured settlement annuities which are in runoff, partially offset by increased life-contingent single premium immediate annuity sales.

Net investment income

•

Our Protection segment decreased $57.2 million mainly due to lower investment yields on assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. Additionally, yields declined due to lower valuation marks on limited partnership investments.

•

Our Retirement Income and Institutional segment decreased $102.5 million mainly attributable to lower yields on floating rate investments related to our institutional products, a decline in average invested assets backing our GICs and FABNs and a decrease related to spread-based products from a decline in average invested assets and yields. The decrease was also attributable to valuation marks on limited partnership investments.

•	Corporate and other activities decreased $2.4 million attributable to lower income from surplus assets.

Net investment gains (losses). We incurred $276.8 million of credit and/or cash flow related impairments and $193.7 million related to a change in intent to hold securities to recovery during the nine months ended September 30, 2008. Of total impairments, $364.9 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities and $72.7 million related to certain financial services companies. Net investment losses from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during the nine months ended September 30, 2008. For further discussion of the change in net investment gains (losses), see the comparison for this line item under “—Investments and Derivative Instruments.”

Policy fees and other income

•	Our Protection segment increased $0.6 mainly attributable to growth in universal life insurance.

•

Our Retirement Income and Institutional segment increased $112.1 million mainly from granting an early redemption request from an institutional customer for FABNs at a price discounted to contract value. Also contributing to the increase was increased sales of our variable annuities, primarily our Income Distribution Series products.

Benefits and other changes in policy reserves

•

Our Protection segment increased $23.8 million principally driven by unfavorable reserve adjustments to reflect the underlying experience and a system implementation in the current year related to our universal life insurance products with death or other benefit features. Also contributing to this increase was an increase in mortality in universal life insurance over the prior year and a reclassification to acquisition and operating expenses related to commission deferrals in the prior year. The increase in benefits was partially offset by a decrease in Medicare supplement insurance due to policy terminations on the block.

•

Our Retirement Income and Institutional segment increased $13.6 million mainly resulting from an increase in our guaranteed minimum benefit liabilities for our variable annuity contracts driven by unfavorable volatility in the equity markets. Also contributing to the increase was unfavorable mortality in life-contingent single premium immediate annuities. These increases were partially offset by a decrease from our runoff block of life-contingent structured settlements.

Interest credited

•	Our Protection segment increased $2.1 million mainly as a result of an increase in account values in universal life insurance.

•

Our Retirement Income and Institutional segment decreased $59.1 million primarily from our institutional products attributable to the impact of lower rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities. Our spread-based products also decreased as a result of lower account values on fixed annuities associated with surrenders more than offsetting sales. Additionally, crediting rates were reset to lower rates as the fixed annuities reach the end of their initial crediting rate guarantee period.

Acquisition and operating expenses, net of deferrals

•	Our Protection segment increased $17.1 million largely driven by an increase in expenses from growth in term life insurance.

•	Our Retirement Income and Institutional segment increased $3.1 million primarily as a result of growth in our Income Distribution Series products.

•	Corporate and other activities increased from higher overhead expenses.

Amortization of deferred acquisition costs and intangibles

•

Our Protection segment decreased $14.6 million mainly driven by lower amortization of $12.3 million from a revision to estimated gross profit assumptions in our universal life insurance products in the current year as compared to $5.7 million in the prior year. Also contributing to the decrease was higher amortization on the universal life insurance block during the prior year as compared to the current year.

•

Our Retirement Income and Institutional segment decreased $21.0 million as a result of unfavorable market impacts in addition to derivative losses related to our guaranteed minimum withdrawal benefit products that was partially offset by higher amortization attributable to volatility in the equity markets and growth in our Income Distribution Series products.

Interest expense. Interest expense decreased mainly as a result of a decrease in average floating rates paid on the non-recourse funding obligations reflecting the decline in the underlying index rate.

Provision (benefit) for income taxes. The effective tax rate increased to 40.0% for the nine months ended September 30, 2008 from 26.1% for the nine months ended September 30, 2007. This increase in the effective tax rate was primarily attributable to the recognition of tax benefits on a pre-tax loss in the current year, which was partially offset by reduced benefits attributable to favorable examination developments and changes in estimates.

Net income (loss). The net loss was largely the result of impairments and derivative activity recorded in the nine months ended September 30, 2008 and a decrease in net investment income from lower yields on our floating rate investments. Partially offsetting this loss was an increase in income from granting an early redemption request from an institutional customer for FABNs at a price discounted to contract value and a decrease in amortization from derivative losses in our guaranteed minimum withdrawal benefit products. Additionally, there was a loss of $23.9 million from equity in the net income (loss) of GLICNY for the nine months ended September 30, 2008.

Investments and Derivative Instruments

Investment results

The following tables set forth information about our net investment income for each component of our investment portfolio for the periods indicated:

	Three months ended September 30,				Increase (decrease)
	2008		2007		2008 vs. 2007
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.0%	$184.2	6.2%	$240.0	(1.2)%	$(55.8)
Commercial mortgage loans	5.6%	38.7	6.4%	46.1	(0.8)%	(7.4)
Equity securities	2.3%	0.6	1.5%	0.1	0.8%	0.5
Other invested assets	(0.5)%	(3.3)	6.8%	35.2	(7.3)%	(38.5)
Policy loans	6.1%	7.2	6.2%	7.1	(0.1)%	0.1

Gross investment income before expenses and fees	4.4%	227.4	6.3%	328.5	(1.9)%	(101.1)
Expenses and fees	(0.1)%	(5.5)	(0.1)%	(6.0)	—	0.5

Net investment income	4.3%	$221.9	6.2%	$322.5	(1.9)%	$(100.6)

	Nine months ended September 30,				Increase (decrease)
	2008		2007		2008 vs. 2007
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities—taxable	5.2%	$591.6	6.1%	$696.7	(0.9)%	$(105.1)
Commercial mortgage loans	6.0%	129.2	6.3%	136.1	(0.3)%	(6.9)
Equity securities	4.7%	2.7	1.8%	0.4	2.9%	2.3
Other invested assets	0.4%	7.1	4.4%	59.7	(4.0)%	(52.6)
Policy loans	6.2%	21.8	5.9%	20.8	0.3%	1.0

Gross investment income before expenses and fees	4.8%	752.4	5.9%	913.7	(1.1)%	(161.3)
Expenses and fees	(0.2)%	(19.5)	(0.1)%	(18.7)	(0.1)%	(0.8)

Net investment income	4.6%	$732.9	5.8%	$895.0	(1.2)%	$(162.1)

Yields for fixed maturity and equity securities are based on amortized cost and cost, respectively. Yields for securities lending activity, which is included in other invested assets, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the three and nine months ended September 30, 2008, the decrease in overall investment yields was primarily attributable to lower yields on floating rate investments supporting floating rate policyholder liabilities and non-recourse funding obligations. Additionally, we are holding higher cash balances to cover near term obligations and portfolio repositioning strategies which have resulted in reduced yields on our investment portfolio. Also contributing to the yield decrease were lower valuation marks on limited partnership investments.

The following table sets forth net investment gains (losses) for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in millions)	2008	2007	2008	2007
Available-for-sale securities:
Realized gains on sale	$11.0	$0.5	$24.4	$5.1
Realized losses on sale	(29.4)	(9.7)	(38.3)	(28.9)
Impairments	(193.9)	(3.3)	(470.5)	(3.4)
Derivatives and other	(84.6)	(3.0)	(107.5)	(6.4)
Trading securities	(0.4)	(0.3)	1.9	0.8
Commercial mortgage loans	—	(0.5)	0.2	(1.6)

Net investment gains (losses)	$(297.3)	$(16.3)	$(589.8)	$(34.4)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

•

For the three months ended September 30, 2008, net investment losses increased principally from an increase in impairments from credit related events compared to the prior year as well as from derivatives as a result of volatility in the equity markets. We incurred $152.0 million of credit and/or cash flow related impairments and $41.9 million related to a change in intent to hold securities to recovery. Total impairments included $104.6 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities and $72.7 million related to certain financial services companies. Impairments related to financial services companies were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments.

•

Net investment losses from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during 2008.

•

The aggregate fair value of securities sold at a loss during the three months ended September 30, 2008 and 2007 was $83.4 million and $468.4 million, respectively, which was 73.9% and 97.5% of book value, respectively.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

•

For the nine months ended September 30, 2008, net investment losses increased principally from an increase in impairments from credit related events compared to the prior year as well as from derivatives as a result of volatility in the equity markets. We incurred $276.8 million of credit and/or cash flow related impairments and $193.7 million related to a change in intent to hold securities to recovery. Total impairments included $364.9 million related to securities backed by sub-prime and Alt-A residential mortgage-backed and asset-backed securities and $72.7 million related to certain financial services companies. Impairments related to financial services companies were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments.

•

Net investment losses from derivatives were primarily a result of the change in value of derivative instruments used for risk management of variable annuity guaranteed minimum withdrawal benefits not fully offsetting the corresponding changes in the embedded liability during 2008.

•

The aggregate fair value of securities sold at a loss during the nine months ended September 30, 2008 and 2007 was $180.4 million and $1,250.6 million, respectively, which was 82.5% and 97.6% of book value, respectively.

Derivative instruments primarily consist of changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	September 30, 2008		December 31, 2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale(1):
Public	$7,706.4	40.3%	$9,217.6	44.3%
Private	5,116.9	26.7	6,019.7	29.0
Commercial mortgage loans	2,745.5	14.3	2,968.1	14.3
Other invested assets	1,773.3	9.3	1,437.5	6.9
Policy loans	480.8	2.5	466.8	2.2
Equity securities, available-for-sale	90.2	0.5	64.0	0.3
Cash and cash equivalents	1,219.9	6.4	616.4	3.0

Total cash, cash equivalents and invested assets	$19,133.0	100.0%	$20,790.1	100.0%

(1)

As of September 30, 2008 and December 31, 2007, we had $1,596.6 million and $2,050.1 million, respectively, of residential mortgage-backed and asset-backed securities included in fixed maturity securities, of which $473.3 million and $888.4 million, respectively, were securities collateralized by sub-prime residential mortgage loans and $287.2 million and $526.9 million, respectively, were securities collateralized by Alt-A residential mortgage loans.

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. See note 4 in our “—Notes to Condensed Consolidated Financial Statements” for additional information regarding fair value measurements and classification of fair value measurements into level categories. As of September 30, 2008, approximately 21.3% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements.

The following table sets forth our investments that were measured at fair value on a recurring basis as of the date indicated:

	September 30, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$12,823.3	$—	$10,215.0	$2,608.3
Equity securities, available-for-sale	90.2	33.9	12.0	44.3
Other invested assets(a)	970.8	—	662.3	308.5

Total investments	$13,884.3	$33.9	$10,889.3	$2,961.1

(a)	Includes derivatives, trading securities, restricted other invested assets and securities held as collateral.

Other invested assets presented above only include collateral that is held in the form of securities with any remaining collateral balance representing cash.

The following tables present additional information for investments measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the dates indicated:

	Three months ended September 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for- sale	Equity securities, available-for- sale	Other invested assets(a)	Total
Beginning balance as of July 1, 2008	$2,221.5	$3.9	$269.3	$2,494.7
Total realized and unrealized gains (losses):
Included in net income (loss)	(111.8)	—	54.1	(57.7)
Included in other comprehensive income (loss)	(122.1)	—	(1.3)	(123.4)
Purchases, sales, issuances and settlements, net	(16.9)	15.4	(28.4)	(29.9)
Transfers in (out) of Level 3	637.6	25.0	14.8	677.4

Ending balance as of September 30, 2008	$2,608.3	$44.3	$308.5	$2,961.1

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(110.0)	$—	$40.3	$(69.7)

(a)	Includes certain trading securities, restricted other invested assets and derivatives.

	Nine months ended September 30, 2008
(Amounts in millions)	Fixed maturity securities, available-for- sale	Equity securities, available-for- sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2008	$2,044.2	$5.1	$227.2	$2,276.5
Total realized and unrealized gains (losses):
Included in net income (loss)	(306.2)	0.8	80.8	(224.6)
Included in other comprehensive income (loss)	(177.6)	(0.7)	(1.7)	(180.0)
Purchases, sales, issuances and settlements, net	(163.8)	14.1	51.6	(98.1)
Transfers in (out) of Level 3	1,211.7	25.0	(49.4)	1,187.3

Ending balance as of September 30, 2008	$2,608.3	$44.3	$308.5	$2,961.1

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(304.5)	$—	$67.4	$(237.1)

(a)	Includes certain trading securities, restricted other invested assets and derivatives.

As included in the Level 3 tables above for the three and nine months ended September 30, 2008, the fair value of fixed maturity securities classified as Level 3 measurements decreased by $233.9 million and $483.8 million, respectively, primarily as a result of a decrease in fair value of mortgage-backed and asset-backed securities. The sale of securities classified as Level 3 also contributed to the decrease in fixed maturity securities classified as Level 3. Offsetting these decreases was an increase, or net transfer in, of securities where the fair value measurement was classified as Level 3 as of September 30, 2008 but was not previously classified as Level 3. The change in classification primarily resulted from a change in the observability of inputs for certain mortgage-backed and asset-backed securities based on the lack of market observable inputs for these securities.

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

Fixed maturity and equity securities

As of September 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$157.5	$3.7	$(0.7)	$160.5
Government—non U.S.	239.2	9.1	(15.8)	232.5
U.S. corporate	6,728.0	22.2	(669.4)	6,080.8
Corporate—non U.S.	1,948.3	3.9	(288.2)	1,664.0
Mortgage and asset-backed	5,504.6	20.2	(839.3)	4,685.5

Total fixed maturity securities	14,577.6	59.1	(1,813.4)	12,823.3
Equity securities	93.9	0.3	(4.0)	90.2

Total available-for-sale securities	$14,671.5	$59.4	$(1,817.4)	$12,913.5

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

Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2007 through September 30, 2008 were primarily a result of continued widening credit spreads in 2008, particularly in corporate securities in the finance and insurance sector, as well as mortgage-backed and asset-backed securities attributable to marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans.

As of September 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$217.8	$0.2	$(35.8)	$182.2
AA	161.3	0.5	(53.1)	108.7

Subtotal	379.1	0.7	(88.9)	290.9
A	117.2	0.3	(54.1)	63.4
BBB	38.9	0.6	(17.2)	22.3
BB	117.1	0.1	(62.3)	54.9
B	38.7	—	(10.6)	28.1
CCC and lower	13.1	2.2	(1.6)	13.7
In or near default	—	—	—	—

Total sub-prime securities	$704.1	$3.9	$(234.7)	$473.3

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

Our sub-prime securities were principally backed by first lien mortgages. We did not have any exposure to interest margin deals, highly leveraged transactions or collateralized debt obligation-squared investments.

As of September 30, 2008, the fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$64.1	$—	$—	$64.1
2005	113.5	—	—	113.5
2006	231.6	—	—	231.6
2007	64.1	—	—	64.1

Total sub-prime securities	$473.3	$—	$—	$473.3

As of September 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$236.0	$—	$(59.8)	$176.2
AA	91.0	—	(37.6)	53.4

Subtotal	327.0	—	(97.4)	229.6
A	43.5	0.1	(17.8)	25.8
BBB	33.5	—	(17.6)	15.9
BB	3.7	—	—	3.7
B	3.3	0.2	(0.3)	3.2
CCC and lower	8.5	0.8	(0.3)	9.0
In or near default	—	—	—	—

Total Alt-A securities	$419.5	$1.1	$(133.4)	$287.2

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

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of September 30, 2008 were primarily a result of continued widening credit spreads during 2008 as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. As of September 30, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

As of September 30, 2008, the fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$48.4	$—	$—	$48.4
2005	100.3	—	—	100.3
2006	78.7	—	—	78.7
2007	59.8	—	—	59.8

Total Alt-A securities	$287.2	$—	$—	$287.2

As of September 30, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$835.9	$0.2	$(99.1)	$737.0
AA	204.4	—	(41.7)	162.7

Subtotal	1,040.3	0.2	(140.8)	899.7
A	259.1	0.2	(64.5)	194.8
BBB	159.5	4.2	(44.1)	119.6
BB	14.6	—	(3.6)	11.0
B	2.4	0.1	(0.6)	1.9
CCC and lower	0.9	—	(0.3)	0.6
In or near default	0.1	—	—	0.1

Total commercial mortgage-backed securities	$1,476.9	$4.7	$(253.9)	$1,227.7

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$906.4	$4.3	$(27.3)	$883.4
AA	227.8	0.2	(17.1)	210.9

Subtotal	1,134.2	4.5	(44.4)	1,094.3
A	231.2	0.2	(24.1)	207.3
BBB	144.5	4.6	(14.4)	134.7
BB	13.6	0.7	(1.5)	12.8
B	3.6	0.8	(0.1)	4.3
CCC and lower	25.2	0.1	(0.7)	24.6
In or near default	—	0.2	—	0.2

Total commercial mortgage-backed securities	$1,552.3	$11.1	$(85.2)	$1,478.2

As of September 30, 2008, the fair value of our commercial mortgage-backed securities by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$239.3	$—	$207.0	$32.3
2005	143.5	—	121.2	22.3
2006	498.4	—	354.6	143.8
2007	346.5	—	264.5	82.0

Total commercial mortgage-backed securities	$1,227.7	$—	$947.3	$280.4

As of September 30, 2008, the fair value of all mortgage-backed and asset-backed securities not collateralized by sub-prime residential mortgage loans, Alt-A residential mortgage loans or commercial mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$442.1	$—	$342.6	$99.5
2005	589.4	—	199.2	390.2
2006	757.9	—	636.0	121.9
2007	713.6	—	513.6	200.0
2008	194.3	—	194.3	—

Total other mortgage-backed and asset-backed securities	$2,697.3	$—	$1,885.7	$811.6

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of September 30, 2008:

	Less Than 12 Months			12 Months or More
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$32.1	$(0.7)	5	$—	$—	—
Government—non U.S.	103.2	(12.1)	43	7.9	(3.7)	11
U.S. corporate	3,090.4	(241.7)	534	1,931.1	(427.7)	310
Corporate—non U.S.	792.3	(106.7)	164	724.3	(181.5)	92
Asset-backed	567.8	(29.5)	70	1,767.6	(407.4)	238
Mortgage-backed	686.6	(51.3)	156	1,270.8	(351.1)	308

Subtotal, fixed maturity securities	5,272.4	(442.0)	972	5,701.7	(1,371.4)	959
Equity securities	36.4	(3.6)	5	1.7	(0.4)	4

Total temporarily impaired securities	$5,308.8	$(445.6)	977	$5,703.4	$(1,371.8)	963

% Below cost—fixed maturity securities:
<20% Below cost	$5,056.1	$(334.6)	868	$3,755.1	$(422.1)	545
20-50% Below cost	204.4	(89.6)	87	1,834.3	(753.0)	358
>50% Below cost	11.9	(17.8)	17	112.3	(196.3)	56

Total fixed maturity securities	5,272.4	(442.0)	972	5,701.7	(1,371.4)	959

% Below cost—equity securities:
<20% Below cost	35.9	(3.4)	1	1.6	(0.4)	2
20-50% Below cost	0.5	(0.2)	4	0.1	—	1
>50% Below cost	—	—	—	—	—	1

Total equity securities	36.4	(3.6)	5	1.7	(0.4)	4

Total temporarily impaired securities	$5,308.8	$(445.6)	977	$5,703.4	$(1,371.8)	963

Investment grade	$4,960.6	$(405.1)	793	$5,355.0	$(1,251.8)	873
Below investment grade	345.3	(39.8)	174	346.8	(119.6)	83
Not rated—fixed maturity securities	2.9	(0.7)	10	1.6	(0.4)	7
Not rated—equities	—	—	—	—	—	—

Total temporarily impaired securities	$5,308.8	$(445.6)	977	$5,703.4	$(1,371.8)	963

The investment securities in an unrealized loss position as of September 30, 2008 consisted of 1,940 securities and accounted for unrealized losses of $1,817.4 million. Of these unrealized losses of $1,817.4 million, 91.2% were investment grade (rated AAA through BBB-) and 41.8% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributed to widening credit spreads during 2008.

Of the 58.2% of unrealized losses that were more than 20% below cost, a majority were mortgage-backed and asset-backed securities that have been in an unrealized loss position for twelve months or more. With current events in the credit markets, rating agencies have actively reviewed their credit quality ratings on these securities and these securities remain primarily investment grade. We have examined the performance of the underlying collateral and expect that our investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms with no adverse changes in cash flows.

Of the investment securities in an unrealized loss position for twelve months or more as of September 30, 2008, 38 securities were 20% or more below cost and below investment grade (rated BB+ and below) for twelve months or more. These securities accounted for unrealized losses of $86.2 million. These securities, which were issued primarily by corporations in the financial services, utilities, consumer cyclical and communication industries and residential mortgage-backed securities, were current on all terms.

In its letter to the FASB dated October 14, 2008, the SEC stated that, given the debt characteristics of hybrid securities, a debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the approximate impairment approach. Included in the preceding table were securities that represent investments in hybrid instruments with gross unrealized losses of $85.0 million. Of this amount, $72.6 million has existed for a period exceeding twelve months. Of these unrealized losses, 100.0% were on securities that were investment grade and 46.3% were less than 20% below cost. The remaining securities had market values that were between 20% and 50% below cost.

As of September 30, 2008, we expected to collect full principal and interest and we were not aware of any adverse changes in cash flows. We expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2008. However, from time to time, we may sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

As a result of the challenging market conditions, including expected further weakening in the economic environment subsequent to September 30, 2008, we have experienced continued volatility in the valuation of our fixed maturity securities including increases in our unrealized investment losses. We expect the volatility in the valuation of our fixed maturity securities to continue. This volatility may lead to additional impairments on our investment portfolio or changes regarding retention strategies for certain securities.

The preceding table includes gross unrealized losses on securities for which market activity indicated such securities have become other-than-temporarily impaired subsequent to September 30, 2008. These activities will result in additional impairments of up to $65.0 million in the fourth quarter of 2008.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	September 30, 2008		December 31, 2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Restricted other invested assets	$370.4	20.9%	$399.8	27.8%
Derivatives	343.8	19.4	213.3	14.9
Limited partnerships	292.4	16.5	262.3	18.2
Investment in unconsolidated subsidiary	259.1	14.6	346.5	24.1
Short-term investments	147.2	8.3	—	—
Securities lending collateral	140.2	7.9	152.4	10.6
Derivatives counterparty collateral	112.9	6.4	—	—
Trading securities	79.8	4.5	62.3	4.3
Bank loans	27.2	1.5	—	—
Other investments	0.3	—	0.9	0.1

Total other invested assets	$1,773.3	100.0%	$1,437.5	100.0%

Derivatives increased due to hedges backing our FABNs and the acquisition of options to hedge risk embedded in certain products within our Retirement Income and Institutional segment. Limited partnerships increased primarily due to capital calls. The decrease in securities lending was driven by a decline in demand for the program. In the second quarter of 2008, we modified our derivative counterparty agreements to require both us and the counterparties to provide collateral in certain circumstances. As of September 30, 2008, we retained collateral of $112.9 million related to these agreements including over collateralization from certain counterparties. Prior to the second quarter of 2008, there were no provisions requiring collateral for our derivative transactions. Short-term investments increased as we are investing in these securities in order to meet scheduled maturities in the fourth quarter of 2008.

Derivative instruments

The fair value of derivative instruments is based upon either prices obtained from market sources or pricing valuation models utilizing market inputs from market sources. The following table sets forth our positions in derivative instruments and the fair values as of the dates indicated:

	September 30, 2008			December 31, 2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$4,164.3	$95.4	$41.3	$2,513.7	$73.8	$24.4
Equity index options	1,488.4	235.2	—	877.6	115.6	—
Limited guarantee	250.0	13.1	—	250.0	23.9	—
Financial futures	242.1	—	—	12.5	—	—
Credit default swaps	56.1	0.1	1.1	—	—	—

Total derivatives	$6,200.9	$343.8	$42.4	$3,653.8	$213.3	$24.4

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of September 30, 2008 and December 31, 2007, the fair value presented in the preceding table included $274.3 million and $150.9 million, respectively, of derivative assets and $28.5 million and $14.5 million, respectively, of derivative liabilities that do not qualify for hedge accounting.

The increase in the notional value of derivatives was primarily a result of increases in notional value of $1,320.0 million and $610.8 million for interest rate swaps and equity index options, respectively, to improve asset-liability management for our variable annuity products. Also contributing to the change in notional value were increases from entering into interest rate swaps with a notional value of $330.6 million to convert fixed rate assets or liabilities into floating rate assets or liabilities consistent with the overall asset-liability management for our FABN products. We also had increases in notional value of $229.6 million for financial futures and $56.1 million for credit default swaps.

Genworth provides a limited parental guarantee to Rivermont I, which is accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and carried at fair value.

Subsequent to September 30, 2008, we terminated interest rate swaps with a notional value of $563.0 million and a fair value of derivative assets of $25.3 million and a fair value of derivative liabilities of $18.5 million on the termination date. In addition, we terminated equity index options with a notional value of $133.8 million and a fair value of derivative assets of $311.6 million on the termination date. We have also entered into derivative transactions to hedge future changes in equity markets.

Consolidated Balance Sheets

Total assets. Total assets decreased $2,986.8 million to $42,990.3 million as of September 30, 2008 from $45,977.1 million as of December 31, 2007.

•

Cash, cash equivalents and invested assets decreased $1,657.1 million mainly due to an increase in net unrealized investment losses from the current interest rate environment in our fixed maturity securities portfolio. This decrease was partially offset by an increase in cash and cash equivalents of $603.5 million as we are holding cash to meet scheduled maturities in the fourth quarter of 2008. We also had increases from derivatives activity and short-term investments.

•

Deferred acquisition costs increased $322.4 million associated with the growth of our insurance in-force in term life insurance and variable annuities, primarily our Income Distribution Series products.

•	Separate account assets decreased $1,729.7 million primarily as a result of unfavorable market performance of the underlying securities.

Total liabilities. Total liabilities decreased $2,078.8 million to $39,611.9 million as of September 30, 2008 from $41,690.7 million as of December 31, 2007.

•

Other policyholder-related account balances decreased $315.2 million primarily from an increase in surrenders in deferred annuity products as well as an increase in GIC and FABN maturities. This was partially offset by growth in term and universal life insurance.

•	Deferred tax liability decreased $403.2 million from lower deferred taxes as a result of increased net unrealized investment losses.

•	Other liabilities increased $369.3 million mainly from an increase in derivative activity and timing of the settlement of trade activity.

•	Separate account liabilities decreased $1,729.7 million largely as a result of unfavorable market performance of the underlying securities.

Stockholder’s equity. Stockholder’s equity decreased $908.0 million to $3,378.4 million as of September 30, 2008 from $4,286.4 million as of December 31, 2007.

•	Current year net loss was $119.8 million.

•

Accumulated other comprehensive loss increased $784.9 million primarily driven by an increase in net unrealized investment losses primarily from a generally higher interest rate environment in 2008, including the widening of credit spreads.

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

We maintain a master promissory note and committed line with an indirect parent, GNA Corporation (“GNA”), of $500.0 million in total. The master promissory note and committed line provide liquidity to meet normal variation in cash requirements. In addition, the master promissory note is structured to provide us the ability to lend to GNA at a comparable short-term investment return. As of September 30, 2008 we owed GNA $27.6 million which was included in other liabilities and as of December 31, 2007, GNA owed us $0.5 million which was included in other assets in the consolidated balance sheets.

The following table sets forth our condensed consolidated cash flows for the nine months ended September 30:

(Amounts in millions)	2008	2007
Net cash from operating activities	$162.5	$257.0
Net cash from investing activities	790.7	(701.7)
Net cash from financing activities	(349.7)	626.0

Net increase in cash and cash equivalents	$603.5	$181.3

Our principal sources of cash include sales of our products and services, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. The change in cash flows from operating activities for the nine months ended September 30, 2008 was primarily the result of the timing of cash settlements of other assets and liabilities and policy-related balances.

In analyzing our cash flows, we focus on the change in the amount of cash available and used in investing activities. Changes in cash from investing activities for the nine months ended September 30, 2008 was primarily the result of a decrease in purchases of investments and originations of commercial mortgage loans as we have held and are building higher cash balances to cover potential near term obligations and could further reposition our portfolio as necessary. We issued no non-recourse funding obligations during 2008, which also contributed to the change in investing activities.

Changes in cash from financing activities primarily related to the issuance of, and redemptions and benefit payments on, investment contracts, the issuance and repayment of non-recourse funding obligations and dividends to our stockholder. For the nine months ended September 30, 2008, there were net redemptions from investment contracts of $403.2 million principally associated with normal maturities. In the first quarter of 2007, we redeemed $110.0 million of our preferred stock. There were no issuances of non-recourse funding obligations during the nine months ended September 30, 2008.

We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities in the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. The reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, and highly rated asset-backed and corporate debt securities, all of which have maturity dates of less than three years. The fair value of securities loaned under the securities lending program was $132.3 million as of September 30, 2008. As of September 30, 2008, the fair value of collateral held under the securities lending program was $140.2 million and the offsetting obligation to return collateral of $140.4 million was included in other liabilities on the condensed consolidated balance sheet.

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

In July 2008, the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia directed us to amend our 2007 statutory annual statement filing to reflect a revision to our statutory survivorship universal life insurance reserves. As amended, combined statutory net loss was $88.3 million, capital and surplus was $1,414.2 million and our dividend capacity was $440.9 million. As of December 31, 2007, GLAIC and its subsidiaries continued to exceed the minimum required risk-based capital levels as amended.

During 2005, we transferred investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities was $370.4 million and $399.8 million as of September 30, 2008 and December 31, 2007, respectively.

In June 2008, we became a member of the Federal Home Loan Bank of Atlanta (“FHLB-Atlanta”) allowing us to take advantage of the various services provided by the FHLB-Atlanta, as well as a new source for funding agreement sales.

We also entered into letters of credit with financial institutions to fund the statutory reserves of our term and universal life insurance products. If these financial institutions fail to honor these letters of credit, we could experience a significant reduction in capital, which in turn, could materially adversely affect our ability to write new business and our financial condition.

Capital resources and financing activities

As of September 30, 2008, we had $3.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. Of these obligations, $1.7 billion were guaranteed by third-party financial guaranty insurance companies and the interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements.

As of September 30, 2008, our institutional business in our Retirement Income and Institutional segment had outstanding $3,537.7 million of FABNs and funding agreements, of which $135.0 million offer contractholders the option to make an election to extend the maturity date of the contract. The current credit market conditions have made these types of institutional products less attractive compared to alternative products offering higher yields or more liquidity. As of September 30, 2008, the holders of $135.0 million of contracts elected not to extend the maturity date on their contracts, and consequently, these contracts will now mature over the next six months.

As of September 30, 2008, we had $392.0 million of floating rate funding agreements, which are deposit-type products that generally credit interest on deposits at a floating rate tied to an external market index. Purchasers of funding agreements include money market funds, bank common trust funds and other short-term investors. Certain funding agreements may contain “put” provisions, through which the contractholder has an option to terminate the funding agreement for any reason after giving notice within the contract’s specified notice period. However, of the $392.0 million aggregate amount outstanding as of September 30, 2008, none had put option features.

As of September 30, 2008, we had approximately $543.6 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to Employee Retirement Income Security Act of 1974 (“ERISA”) plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs typically credit interest at a fixed interest rate and have a fixed maturity generally ranging from two to six years. Contracts provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

We believe our cash flows from operations and other external funding resources and revolving credit facilities will provide us with sufficient liquidity to meet our operating requirements. However, we will continue to closely monitor our liquidity and the credit markets. We cannot predict with any certainty the impact to us from any further disruptions in the credit markets.

Capital and liquidity plans in the current market environment

During 2008, the capital and credit markets have experienced extreme volatility and disruption. In the last two months, the volatility and disruptions have intensified significantly with a severity and speed that was not anticipated. This has been driven by, among other things, heightened concerns over conditions in the U.S. housing and mortgage markets, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. During the last two months alone, among many other events, Fannie Mae and Freddie Mac were placed under federal conservatorship, Lehman Brothers Holding Inc. filed for bankruptcy, Merrill Lynch and Wachovia were both sold to other banks, Goldman Sachs and Morgan Stanley became bank holding companies subject to regulation by the Federal Reserve, various government support programs were passed and rejected, and the Dow Jones Industrial Average had its largest single day point increase and decrease. All of these events contributed to, or in some cases were caused by, the unprecedented market conditions.

The recent market conditions have also adversely impacted our capital and liquidity plans, results of operations and financial position. The severe economic downturn and extreme volatility in capital and credit markets disrupted our plans or certain options in the third quarter to generate liquidity and capital for our operations through sales of investment securities (without realizing material losses) and entering into certain types of reinsurance arrangements that provide us additional capital. For example, certain reinsurance arrangements nearing completion that were contemplated and in progress during the last weeks of the quarter were placed on hold or terminated by the counterparties in light of adverse investment market conditions. In addition, during the third quarter, we incurred significant investment losses as a result of impairments, changes in intent to hold securities to recovery, and credit-related losses. As discussed below, we are pursuing a variety of strategies to meet the liquidity and capital raising challenges in the current market environment or under various future market scenarios.

Our investment losses in the third quarter were recorded in both our financial statements prepared under U.S. generally accepted accounting principles (“U.S. GAAP”) and our financial statements prepared under U.S. statutory accounting principles (our “statutory results”). Our statutory results are used in a variety of ways by insurance regulators and by rating agencies that assign our ratings.

We are subject to risk-based capital (“RBC”) standards and other minimum statutory capital and surplus requirements imposed under the laws and regulations of our state of domicile.

We currently have an RBC ratio that exceeds the minimum levels required by applicable insurance regulations. However, the impairments in our investment portfolio during the three months ended September 30, 2008 would have had a material adverse impact on our RBC ratio had our holding company not strengthened our capital levels. In particular, in connection with the preparation of our statutory financial statements for the third quarter, our parent company contributed $600.0 million of additional capital to us.

In order to enhance our liquidity to meet our obligations when they come due, we are actively pursuing a plan that includes various options to increase our liquidity and capital levels or flexibility. The plan includes reducing sales of certain insurance products (to relieve capital requirements, to reflect the economic environment and our risk requirements and to optimize profitability) and reducing operating expenses. In order to provide us with increased flexibility to address market challenges and developments, our plan also includes potentially considering pursuing additional reinsurance transactions, accessing the debt markets should these become more available, the sale of assets or pursuing other transactions that provide us with statutory capital.

We believe that we will be able to successfully complete one or more of the liquidity and capital enhancing actions described above, and that those actions, together with anticipated cash flow from operations will provide us with sufficient liquidity to meet our anticipated future funding needs. However, we cannot be sure that our funding needs will not unexpectedly increase materially and suddenly, as a result of further general market deterioration, events specific to our operations or otherwise, or that we will be able to successfully implement our plan or with the targeted results or in the time frames needed. Downgrades by one or more of the rating agencies of our financial strength ratings before we have had an opportunity to implement our plan or thereafter could cause us to narrow the scope of our business and/or have a material adverse impact on our business, financial condition and results of operations. For a discussion of the risks associated with implementing our plan and downgrades of our ratings (including those recently announced), see “—Risk Factors.”

Contractual obligations and commercial commitments

We enter into obligations to third parties in the ordinary course of our operations. However, we do not believe that our cash flow requirements can be assessed based upon an analysis of these obligations. The most significant factor affecting our future cash flows is our ability to earn and collect cash from our customers. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs. Although some outflows are fixed, others depend on future events. Examples of fixed obligations include our obligations to pay principal and interest on fixed rate borrowings. Examples of obligations that will vary include obligations to pay interest on variable-rate borrowings and insurance liabilities that depend on future interest rates and market performance. Many of our obligations are linked to cash-generating contracts. These obligations include payments to contractholders that assume those contractholders will continue to make deposits in accordance with the terms of their contracts. In addition, our operations involve significant expenditures that are not based upon “commitments.” These include expenditures for income taxes and payroll.

The current credit market conditions have made the extension of the maturities of some of our institutional products less attractive to the holders compared to alternative products offering higher yields or more liquidity. As of September 30, 2008, certain contractholders did not extend the maturity on approximately $135.0 million of these contracts, all of which will mature over the next six months.

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

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. As of September 30, 2008 and December 31, 2007, total securitized assets remaining were $248.1 million and $279.4 million, respectively.

There were no off-balance sheet securitization transactions in the nine months ended September 30, 2008 or 2007.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting During the Quarter Ended September 30, 2008

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material developments during the quarter in any of the legal proceedings identified in Part I, Item 3 of our 2007 Annual Report on Form 10-K, as updated in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly periods ended June 30, 2008 and March 31, 2008.

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

Item 1A. Risk Factors

Given the current market conditions and volatility impacting our businesses, we have updated and restated the risk factors contained in Item 1A. of our 2007 Annual Report on Form 10-K. You should carefully consider the following risks. These risks could materially affect our business, results of operations, financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2008 and in our 2007 Annual Report on Form 10-K.

Adverse capital and credit market conditions may significantly affect our access to capital and may affect our ability to meet liquidity or refinancing requirements in the future.

During 2008, the capital and credit markets experienced extreme volatility and disruption. In recent weeks, the volatility and disruption have reached unprecedented levels. As a result, access to capital and credit markets (including short- and long-term debt markets and equity markets) and to other available forms of financing and liquidity, including reinsurance transactions, has been significantly impaired for us and for many other companies. In the current market, our liquidity needs could increase materially and rapidly for a variety of reasons, many of which are outside of our control. For example, some of our insurance and investment products entitle holders to surrender their policies or withdraw funds prior to maturity, for any reason and on limited notice, in exchange for specified cash amounts (although these may be subject to specified withdrawal penalties). In addition, we may require additional funds to invest in our insurance subsidiaries in the event that their regulatory capital levels decline below desired levels as a result of future impairments of investment securities or other conditions. The principal sources of our liquidity are premiums and deposits collected from our insurance and investment products, the margin generated from in-force business and cash flow or sales proceeds from our investment portfolio. Other key sources of liquidity and funding include a variety of short- and long-term financing instruments, including commercial paper, repurchase agreements and reinsurance transactions.

In the event the sources outlined above do not satisfy our needs, we would have to seek additional funding, which may potentially include the generation of proceeds from the sale of assets (including assets in our investment portfolio or blocks of business) or the incurrence of debt. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurers or acquirers of assets, our credit ratings and credit capacity and the performance of and outlook for our business (including investor perceptions of the likelihood that we will incur material investment losses in the future). Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice. Our access to funding may be further impaired if our credit or financial strength ratings are negatively impacted.

Continued downturns and volatility in equity and credit markets and the global economy would materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over the availability and cost of credit, inflation, the U.S. mortgage market, the stability of banks and other financial institutions, and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible significant and long recession.

Factors such as lack of consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn like the current one, which is characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for certain financial and insurance products may be adversely affected. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.

Domestic and international equity and credit markets have been experiencing heightened volatility and turmoil, with issuers that have exposure to the mortgage and credit markets particularly affected. These events and the continuing market upheavals have had, and may continue to have, an adverse effect on us, in part because we have a large investment portfolio and also because such events influence customer behavior. Our revenues have declined and could continue to decline in the event that there are significant additional impairments in our investment portfolio or the equity markets erode the profitability of our retirement income product lines impacted by those markets.

Downturns and volatility in equity markets may discourage purchases of separate account products, such as variable annuities, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in those products. In addition, if the performance of the underlying mutual funds in the separate account experience downturns and volatility for a long period of time, the payment of any living benefit guarantee available in certain variable annuity products may have an adverse effect on us, because more payments will be required to come from our general account assets, than from contractholder separate account investments. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will challenge our ability to recover DAC on these products and could lead to further write-offs of DAC.

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

The market for fixed income instruments has experienced significantly decreased liquidity, increased price volatility, numerous credit downgrade events and an increased probability of default. Securities that are less liquid are more difficult to value and have been hard to dispose of in the current environment. In addition, issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments if there are downturns and volatility in credit markets. The economic downturn has caused significant declines in the value of our fixed maturity securities portfolio and could lead to a higher rate of default on our fixed-income securities which, in turn, could adversely affect our results of operations.

As a result of market conditions, investors and lenders have retreated from many investments in asset-backed securities, including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards less risky investments, increasing the demand for U.S. Treasury instruments. The current credit market conditions have resulted in an unfavorable liquidity environment for issuers of financial instruments including commercial paper, long-term debt and asset-backed securities. In addition, the downturn has an adverse effect on our ability to efficiently access capital markets for capital management purposes, including the issuance of fixed and floating rate non-recourse funding obligations for purposes of supporting our term and universal life insurance products. If credit markets remain tight for a prolonged period, this is likely to have a continuing adverse impact on our profitability, liquidity and access to funding opportunities.

Investors in certain of our institutional products may choose to not exercise maturity extension options or may choose to elect early termination provisions in favor of investment alternatives offering higher returns or different liquidity features in light of the current or future downturns, volatility in credit markets or their own current cash needs. To date, all of the institutional investors with an option to extend maturity dates have chosen not to extend those maturity dates. Because we earn a spread between interest earned and interest credited on these products, earlier-than-anticipated maturities could reduce our revenues and profitability and may cause us to liquidate underlying investments earlier than anticipated, which could result in investment losses, depending on market conditions at the time, or use other available sources of cash.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our financial condition and results of operations.

Financial strength ratings, which rating agencies publish as measures of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position.

We currently have financial strength ratings of “A+” (Superior) from A.M. Best, “AA-” (Very Strong) from Standard & Poor’s (“S&P”), “Aa3” (Excellent) from Moody’s and “A+” (Strong) from Fitch. The “A+” rating is the second-highest of A.M. Best’s 15 ratings. The “AA-” rating is the fourth-highest of S&P’s 21 ratings categories. The “Aa3” rating is the fourth-highest of Moody’s 21 ratings categories. The “A+” rating is the fifth-highest of Fitch’s 21 ratings categories.

The major rating agencies recently issued press releases regarding their credit and financial strength ratings for Genworth and its subsidiaries. On September 4, 2008, S&P placed the “AA-” credit ratings of the surplus notes issued by River Lake Insurance Company III, one of our subsidiaries, on negative watch and downgraded the subordinated debt issued by River Lake Insurance Company IV, another one of our subsidiaries, from “BBB” to “BBB-” and left it on negative watch.

Following Genworth’s announcement on September 30, 2008 that it is examining a number of strategic alternatives for its U.S. mortgage insurance business Moody’s placed all of Genworth and its subsidiaries’ ratings on review for possible downgrade. Our S&P financial strength ratings remained unchanged. S&P states that an insurer rated in the “AA” (Very Strong) has very strong financial security characteristics and is highly likely to have the ability to meet financial commitments.

On October 3, 2008, Fitch placed all of Genworth’s ratings on CreditWatch negative following its announcement on September 29, 2008, which changed the life insurance industry outlook from “stable” to “negative.” On October 21, 2008, Fitch downgraded our financial strength ratings one notch to “A+” from “AA-.” In addition, Fitch removed our financial strength rating from CreditWatch negative and placed it on negative outlook. Fitch states that “A” (Strong) rated insurance companies are viewed as possessing strong capacity to meet policyholder and contract obligations.

On November 6, 2008, A.M. Best announced that they have placed our ratings under review with negative implications. This follows A.M. Best’s announcement on September 18, 2008, which changed their life insurance industry outlook from “stable” to “negative.”

On November 7, 2008, S&P affirmed our “AA-” counterparty and financial strength ratings. The outlook is negative.

We believe that Moody’s will downgrade our insurance financial strength ratings to “A1” from “Aa3” and the outlook on Genworth and its life insurance subsidiaries will be negative.

A ratings downgrade could occur for a variety of reasons, including reasons specifically related to Genworth, generally related to its industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. A downgrade in any of our financial strength or credit ratings (including those recently announced), the announcement of a potential downgrade, or customer concerns about the possibility of a downgrade could have a material adverse effect on our business, financial condition and results of operations. These direct or indirect effects could include:

•	reducing new sales of insurance products, annuities and other investment products;

•	requiring us to modify some of our existing products or services to remain competitive, or introduce new products or services;

•

adversely affecting our relationships with key distributors, independent sales intermediaries and our dedicated sales specialists, including the loss of exclusivity under certain agreements with our independent sales intermediaries;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•	materially increasing the number or amount of policy surrenders and withdrawals by contractholders and policyholders;

•

requiring us to post additional collateral or terminate contracts under the terms of the International Swaps and Derivatives Association agreements with derivative counterparties, or to provide support in the form of collateral, capital contributions or letters of credit under the terms of certain of our reinsurance, securitization and other agreements;

•	adversely affecting our ability to obtain reinsurance or obtain it on reasonable pricing terms; and

•	increasing our cost of borrowing.

There can be no assurance as to the impact on the financial markets of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions.

On October 3, 2008, President Bush signed the EESA into law in response to the financial crises affecting the banking system and financial markets and continuing concern for the financial stability of investment banks and other financial institutions. Under the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions, as well as invest directly into certain financial institutions, for the purpose of stabilizing the financial markets. The U.S. government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking a variety of other actions to address the financial crisis. There can be no assurance as to what impact any of these actions will have on the financial markets, including the extreme levels of volatility and limited availability of credit currently being experienced. Continued volatility could materially and adversely affect our business, financial condition and results of operations.

We may not be able to access any of the U.S. government’s recently adopted or future financial support programs.

The U.S. government, Federal Reserve and other governmental and regulatory bodies have recently adopted and, in the future may adopt, a variety of programs to provide financial support to companies in the face of the challenging markets. The programs are evolving rapidly and many of the important details have not yet been decided. We currently are reviewing our eligibility to participate in various programs and have not yet received financial support under any of the programs. We currently cannot predict whether we will be eligible to participate in various programs, what the terms of participation will be or whether we will elect to participate in any programs for which we may be eligible.

Interest rate fluctuations could adversely affect our business and profitability.

Over the past several months, interest rates have continued to decrease significantly. Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates will reduce our “spread,” or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay policyholders and contractholders. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in interest rates have, and will continue to, adversely affect the profitability of these products.

During periods of increasing market interest rates, we may offer higher crediting rates on interest-sensitive products, such as universal life insurance and fixed annuities, and we may increase crediting rates on in-force products to keep these products competitive. In addition, rapidly rising interest rates may cause increased policy surrenders, withdrawals from life insurance policies and annuity contracts and requests for policy loans, as policyholders and contractholders shift assets into higher yielding investments. Increases in crediting rates, as well as surrenders and withdrawals, could have an adverse effect on our financial condition and results of operations.

Our term life insurance products also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, term life insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as we receive. Low interest rates, like those we are currently experiencing, reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our term life insurance products.

Interest rate fluctuations also could have an adverse effect on the results of our investment portfolios. During periods of declining market interest rates like those we are currently experiencing, the interest we receive on variable interest rate investments decreases. In addition, during those periods, we are forced to reinvest the cash we receive as interest or return of principal on our investments in lower-yielding high-grade instruments or in lower-credit instruments to maintain comparable returns. Issuers of fixed-income securities also may decide to prepay their obligations in order to borrow at lower market rates, which exacerbates the risk that we may have to invest the cash proceeds of these securities in lower-yielding or lower-credit instruments.

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity, equity and trading securities and short-term investments are reported at fair value on our consolidated balance sheets. They represent the majority of our total cash, cash equivalents and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade registered securities. During periods of market disruption including periods of volatile asset pricing, credit-spread volatility, illiquidity and reduced transparency of market participant valuation inputs, certain of our securities, such as our Alt-A and sub-prime mortgage-backed securities, become difficult to value. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In these cases, valuing securities may require more subjectivity and management judgment. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation thereby resulting in values which are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our securities. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Defaults, downgrades or other events impairing the value of our fixed maturity securities portfolio may reduce our income.

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal and interest payments they owe us. As of September 30, 2008, the fixed maturity securities of $12.8 billion in our investment portfolio represented 67.0% of our total cash, cash equivalents and invested assets. The current economic downturn has caused the value of our fixed maturity securities portfolio to decline and resulted in a net loss. This trend may continue. With the ongoing economic uncertainty impacting the credit quality of certain issuers or guarantors, certain of our investments, and therefore our results of operations and financial position have been adversely affected. As a result, we recognized $193.9 million and $470.5 million of impairments in the three and nine months ended September 30, 2008, respectively.

Any event reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write -downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is paying its principal and interest obligations and our intent and ability to hold securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio where we determine not to hold certain securities in an unrealized loss position to recovery, then we will incur an other-than-temporary impairment charge.

We may be required to recognize impairments in the value of our goodwill, which would increase our expenses and reduce our U.S. GAAP profitability.

Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if the fair value of the reporting unit as a whole is less than the fair value of the identifiable assets and liabilities of the reporting unit, plus the carrying value of goodwill, at the date of the test. For example, goodwill may become impaired if the fair value of a reporting unit as a whole were to decline by an amount greater than the decline in the value of its individually identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected income or cash flows of a reporting unit or generation of income by a reporting unit at a lower rate of return than similar businesses. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as non-cash expense in the current period.

The soundness of other financial institutions could adversely affect us.

We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of default of its counterparty or client. For example, we hedge various business risks using derivative instruments, including options and interest rate swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations, our hedges of the related risk will be ineffective. Such failure could have an adverse effect on our financial condition and results of operations.

We manage our credit risk by requiring certain financial institutions to post collateral. However, this may be ineffective when the collateral posted by a financial institution cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. We also have exposure to various financial institutions in the form of equity investments and unsecured debt instruments. There can be no assurance that any such losses or impairments to the carrying value of its financial assets would not have a material adverse effect on our business and results of operations.

We also entered into letters of credit with financial institutions to fund the statutory reserves of our term and universal life insurance products. If these financial institutions fail to honor these letters of credit, we could experience a significant reduction in capital, which in turn, could materially adversely affect our ability to write new business and operate our insurance businesses and could have a material adverse effect on our financial condition.

A decline in our risk-based capital could result in a decline in our ratings, increased scrutiny by state insurance regulators and an adverse impact on our financial condition, results of operations and prospects.

We are subject to risk-based capital (“RBC”) standards and other minimum statutory capital and surplus requirements imposed under the laws of our state of domicile. The RBC standards, which are based upon the RBC Model Act adopted by the National Association of Insurance Commissioners (the “NAIC”), require us to report our results of RBC calculations annually to the state departments of insurance and the NAIC. Changes in statutory accounting principles relating to RBC calculations could adversely impact our ability to meet minimum RBC and statutory capital and surplus requirements. In addition, defaults or impairments in our investment portfolio and a decline in our results of operations like those we have experienced recently have had an adverse impact on our RBC levels, in response to which we have received capital from our parent company. There can be no assurance that we will not need additional capital, or that our parent company will be able to provide it, to maintain the targeted RBC levels to support our business operations.

Our failure to meet applicable RBC requirements or minimum statutory capital and surplus requirements could subject us to further examination or corrective action imposed by state insurance regulators, including limitations on our ability to write additional business, state supervision, seizure or liquidation. A decline in our RBC also could cause rating agencies to downgrade the financial strength ratings of our insurance subsidiaries, which would have an adverse impact on our ability to write new business. Certain actions by state insurance regulators or rating agencies could have a material adverse effect on our financial condition and results of operations.

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

We regularly monitor our reserves. If we conclude that our reserves are insufficient to cover actual or expected policy and contract benefits and claims payments, we would be required to increase our reserves and incur income statement charges for the period in which we make the determination, which would adversely affect our results of operations and financial condition and put additional strain on our available liquidity.

Intense competition could negatively affect our ability to maintain or increase our market share and profitability.

Our businesses are subject to intense competition. We believe the principal competitive factors in the sale of our products are product features, price, commission structure, marketing and distribution arrangements, brand, reputation, financial strength ratings and service.

Many other companies actively compete for sales in our retirement and protection markets, including other major insurers, banks, other financial institutions, mutual fund and asset management firms and specialty and capital markets providers. In addition, alternative products that leverage the capital markets could compete with traditional insurance products and reduce our market share.

In many of our product lines, we face competition from competitors that have greater market share or breadth of distribution, offer a broader range of products, services or features, assume a greater level of risk, have lower profitability expectations or have higher financial strength ratings than we do. Many competitors offer similar products and use similar distribution channels. The substantial expansion of banks’ and insurance companies’ distribution capacities and expansion of product features in recent years have intensified pressure on margins and production levels and have increased the level of competition in many of our business lines. Consolidation among banks, insurance companies and other financial services companies could also have an adverse effect on our financial condition and results of operations if the surviving entity requires more favorable terms than we had previously been offering to one or more of the combined companies or if it elects not to continue to do business with us following the consolidation.

Reinsurance may not be available, affordable or adequate to protect us against losses.

As part of our overall risk and capacity management strategy, we have historically purchased reinsurance for certain risks underwritten by our various business segments. The availability and cost of reinsurance protection are impacted by our operating and financial performance as well as market conditions beyond our control. For example, continued volatility in the equity markets and the related impacts on asset values required to fund liabilities, have materially reduced the availability of reinsurance and made it much more costly when it is available, as reinsurers have been less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient new reinsurance on acceptable terms, which could adversely affect our ability to write future business or obtain statutory capital credit for new reinsurance.

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

Prior to the completion of Genworth’s initial public offering (the “IPO”), we ceded to Union Fidelity Life Insurance Company (“UFLIC”) effective as of January 1, 2004, policy obligations under our structured settlement contracts and variable annuity contracts. These contracts represent substantially all of our contracts that were in-force as of December 31, 2003 for these products. UFLIC has established trust accounts for our benefit to secure its obligations under the reinsurance arrangements, and General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, has agreed to maintain UFLIC’s risk-based capital above a specified minimum level. If UFLIC becomes insolvent notwithstanding this agreement, and the amounts in the trust accounts are insufficient to pay UFLIC’s obligations to us, our financial condition and results of operations could be materially adversely affected.

In addition, we use derivative instruments to hedge various business risks. We enter into a variety of derivative instruments, including options and interest rate swaps with a number of counterparties. If our counterparties fail or refuse to honor their obligations under the derivative instruments, our hedges of the related risk will be ineffective. This failure could have an adverse effect on our financial condition and results of operations.

Our focus on key distribution relationships may expose us to reduced sales in the future should a key distribution partner terminate its relationship with us.

Although we distribute our products through a wide variety of distribution models, we do maintain relationships with key distribution partners. These distribution partners are an integral part of our business model. As capital, credit and equity markets continue to experience extreme volatility, we are at risk that key distribution partners may merge, change their distribution model affecting how our products are sold, or terminate their distribution contract with us. In addition, distributors may elect to reduce or terminate their distribution relationships with us in light of our recent results, adverse developments in our business, adverse rating agency actions or concerns about market-related risks. Any termination or material change in relationship with a key distribution partner could have a material adverse affect on our future sales for one or more product lines.

We are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

We are subject to a wide variety of laws and regulations. State insurance laws regulate most aspects of our insurance businesses, and we are regulated by the insurance departments of the states in which they are domiciled and licensed.

State laws grant insurance regulatory authorities broad administrative powers with respect to, among other things:

•	licensing companies and agents to transact business;

•	calculating the value of assets to determine compliance with statutory requirements;

•	mandating certain insurance benefits;

•	regulating certain premium rates;

•	reviewing and approving policy forms;

•	regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements;

•	establishing statutory capital and reserve requirements and solvency standards;

•	fixing maximum interest rates on insurance policy loans and minimum rates for guaranteed crediting rates on life insurance policies and annuity contracts;

•	approving changes in control of insurance companies;

•	restricting the payment of dividends and other transactions between affiliates; and

•	regulating the types, amounts and valuation of investments.

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

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our businesses, including the risk of class action lawsuits. Our pending legal and regulatory actions include proceedings specific to us and others generally applicable to business practices in the industries in which we operate. In our insurance operations, we are, have been, or may become subject to class actions and individual suits alleging, among other things, issues relating to sales or underwriting practices, payment of contingent or other sales commissions, claims payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, recommending unsuitable products to customers and breaching fiduciary or other duties to customers. In our investment-related operations, we are subject to litigation involving commercial disputes with counterparties. We are also subject to litigation arising out of our general business activities such as our contractual and employment relationships. Plaintiffs in class action and other lawsuits against us may seek very large or indeterminate amounts, including punitive and treble damages, which may remain unknown for substantial periods of time. We are also subject to various regulatory inquiries, such as information requests, subpoenas and books and record examinations, from state, federal and other authorities. A substantial legal liability or a significant regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Moreover, even if we ultimately prevail in the litigation, regulatory action or investigation, we could suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

For further discussion of current investigations and proceedings in which we are involved, see “Item 3—Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by the disclosures in “Part II—Item 1—Legal Proceedings” herein and in our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2008 and March 31, 2008. We cannot assure you that these investigations and proceedings will not have a material adverse effect on our business, financial condition or results of operations. It is also possible that we could become subject to further investigations and have lawsuits filed or enforcement actions initiated against us. In addition, increased regulatory scrutiny and any resulting investigations or proceedings could result in new legal precedents and industry-wide regulations or practices that could adversely affect our business, financial condition and results of operations.

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

The occurrence of natural or man-made disasters or a pandemic could adversely affect our financial condition and results of operations.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, floods and tornadoes, and man-made disasters, including acts of terrorism and military actions and pandemics. For example, a natural or man-made disaster or a pandemic could lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies and deposits into our investment products. They could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our insurance and investment products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters or a pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster or a pandemic could also disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster or a pandemic could lead to increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster or a pandemic could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities. See “—We may face losses if there are significant deviations from our assumptions regarding the future persistency of our insurance policies and annuity contracts.”

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

We regularly review DAC and PVFP to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of a block of insurance policies or annuity contracts, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as an expense in the current period. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will challenge our ability to recover DAC on these products and could lead to further write-offs of DAC.

Medical advances, such as genetic research and diagnostic imaging, and related legislation could adversely affect the financial performance of our life insurance and annuities businesses.

Genetic research includes procedures focused on identifying key genes that render an individual predisposed to specific diseases, such as particular types of cancer and other diseases. Other medical advances, such as diagnostic imaging technologies, also may be used to detect the early onset of diseases such as cancer and cardiovascular disease. We believe that if individuals learn through medical advances that they are predisposed to particular conditions that may reduce life longevity, they will be more likely to purchase our life insurance policies or not to permit existing polices to lapse. In contrast, if individuals learn that they lack the genetic predisposition to develop the conditions that reduce longevity, they will be less likely to purchase our life insurance products but more likely to purchase certain annuity products. In addition, such individuals that are existing policyholders will be more likely to permit their policies to lapse.

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

For other health insurance policies, actual persistency in later policy durations that is higher than our persistency assumptions could have a negative impact on profitability. If these policies remain in-force longer than we assumed, then we could be required to make greater benefit payments than we had anticipated when we priced these products.

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

In response to this regulation, we have increased term and universal life insurance statutory reserves and changed our premium rates for term life insurance products. We also have implemented reinsurance and other capital management actions to mitigate the capital and tax impact of Regulations XXX and AXXX. However, we cannot assure you that there will not be regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs. Any change to or repeal of Regulation XXX or AXXX could reduce the competitive advantage of our reinsurance and capital management actions and could adversely affect our market position in the life insurance market.

In light of the current downturn in the credit markets and the increased spreads on asset-backed debt securities, we also cannot assure you that we will be able to continue to implement actions to mitigate the impact of Regulation XXX or AXXX on future sales of term and universal life insurance products. Recent market conditions have limited the capacity or increased prices for these reserve funding structures. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for these structures may be hindered, and as a result our ability to write additional business in a cost effective manner may be impacted. If we are unable to continue to implement these actions, we may be required to increase statutory reserves, incur higher operating costs than we currently anticipate, reduce our sales of these products or pursue alternative approaches, such as reinsurance and private funding transactions. We also may have to implement measures that may be disruptive to our business. For example, because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.

Item 6. Exhibits

12	Statement of Ratio of Income to Fixed Charges

31.1	Certification of Pamela S. Schutz

31.2	Certification of Kelly L. Groh

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Pamela S. Schutz

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code—Kelly L. Groh

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY (Registrant)
Dated: November 10, 2008

	By:	/s/ KELLY L. GROH
Kelly L. Groh Senior Vice President—Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)