Form 10-K
period 2008-12-31
GENWORTH LIFE & ANNUITY INSURANCE CO
filed 2009-03-02
CIK 1156124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

At March 2, 2009, 25,651 shares of voting common stock, which constitute all of the outstanding common equity, with a par value of $1,000.00 per share were outstanding.

Aggregate market value of the outstanding common equity held by nonaffiliates of the registrant at March 2, 2009.    None.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I (1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “will,” or words of similar meaning and include, but are not limited to, statements regarding the outlook for our future business and financial performance. Forward-looking statements are based on management’s current expectations and assumptions, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may differ materially due to political, economic, business, competitive, market, regulatory and other factors and risks, including the items identified under “Item 1A—Risk Factors.”

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

Upon consummation of the FHL and FCL mergers, GLAIC transferred its ownership of American Mayflower Life Insurance Company of New York (“AML”), formerly a wholly-owned subsidiary of FCL, to Genworth Life Insurance Company of New York (“GLICNY”), an affiliate, in exchange for a non-majority ownership interest in GLICNY. AML merged into GLICNY, with GLICNY being the surviving entity. For periods beginning after December 31, 2006, AML was not included in our consolidated financial statements.

We are one of a number of subsidiaries of Genworth, a leading financial security company dedicated to providing insurance, wealth management, investment and financial solutions to more than 15 million customers, with a presence in more than 25 countries. We have two operating segments: (1) Protection and (2) Retirement Income and Institutional.

•	Protection. We offer customers term and universal life insurance and Medicare supplement insurance.

•

Retirement Income and Institutional. We offer customers a variety of wealth accumulation, income distribution and institutional products. Wealth accumulation and income distribution products principally include fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits (“GMWB”) and certain types of guaranteed annuitization benefits. Institutional products include funding agreements backing notes (“FABNs”), funding agreements and guaranteed investment contracts (“GICs”).

We also have Corporate and Other activities which include income and expenses not allocated to the segments.

On a consolidated basis, we had $3,217.0 million of total stockholder’s equity and $41,370.8 million of total assets as of December 31, 2008. For the year ended December 31, 2008, our revenues were $1,687.8 million and we had a net loss of $409.3 million. As of February 27, 2009, our financial strength ratings were “A” (Strong) from Standard and Poor’s (“S&P”), “A1” (Good) from Moody’s Investor Service (“Moody’s”), “A” (Excellent) from A.M. Best and “A-” (Strong) from FitchRatings (“Fitch”).

Positioning for the Future

Given the recent period of severe economic turmoil, we have narrowed the focus of our business to concentrate on products and markets where we have the greatest franchise position or potential. This focused approach is designed to help us achieve growth through pursuit of the following key initiatives:

•

Refining our strategic market focus. We are concentrating on market segments that we see as most attractive and that best fit with our strengths, profitability targets and risk tolerance. We are refining product and distribution management strategies so that we can build on key market positions in the life insurance, wealth accumulation and retirement income markets.

•

Managing capital and liquidity generation and redeployment. We pursue capital and liquidity management strategies to support the capitalization, targeted ratings and desired cash levels for our company. In the current economic and financial market environment, our objective is to generate and maintain additional levels of capital and liquidity to absorb unforeseen events, while still meeting our targeted goals. We are targeting the generation of statutory capital from profit emergence on our in-force business, as well as from ongoing capital management and efficiency strategies such as reinsurance. Available capital is generally first used to fund new business growth. These actions and other steps taken by management in the fourth quarter of 2008 have had a positive impact on our year end statutory Risk-Based Capital (“RBC”) ratio. Throughout 2008, we also increased our holdings in cash and cash equivalents to strengthen our liquidity position in the current market environment and take advantage of potential opportunities in the future.

•

Actively managing emerging risks. In this rapidly changing environment, we seek to adapt to changes and actively manage risk as it relates to our products and investment portfolio. We review our pricing and design of products and make adjustments as necessary, as well as make changes to underwriting guidelines. We will also consider whether we exit riskier products. We actively look for ways to mitigate risk in our investment portfolio and are currently restructuring our exposure limits to help protect our investment portfolio against the potential impact of a prolonged recession. Recently, we have taken steps to reduce exposures in several major asset classes, including banks and other financial sectors, and have shifted towards industries that we believe will be less impacted by a recession, such as utilities. We have a diversified structured securities portfolio with sub-prime and Alt-A securities representing approximately 3.3% of our total investment portfolio as of December 31, 2008. We have reduced our exposure to non-agency residential mortgage-backed securities. Our commercial mortgage-backed securities consist of higher rated securities and a majority are invested in older, well-seasoned vintages.

•

Maintaining our commitment to meet the needs of our distributors and policyholders. Consumers’ need for financial security is more important than ever, and our products and services help them meet those needs. We remain committed to our distribution partners and policyholders and we will continue to invest in key distribution relationships, product lines, service and claims processing capabilities.

Growth Strategies

We are a specialist provider of protection and retirement income solutions and we offer life insurance and annuities. Our objectives are to increase revenues and income. Our plans to do this are based on the following strategies in each of our segments:

•	Protection. We are committed to maintaining our life insurance product lines and services to provide consumers greater flexibility.

•

Retirement Income and Institutional. We remain committed to the annuity product lines, but will distribute these offerings more selectively through channels, distributors and advisors that are most clearly aligned with our strategic objectives and risk appetite. We also are focused on providing fixed immediate annuities for retirement planning, and we are not issuing our institutional products in the current market environment. Service for policyholders, key advisors and distributors remains a critical priority as we seek to establish a position being a preferred provider to distributors and producers in our targeted areas of focus, a strategy we term “distributor preferred.”

Our Business

Through our Protection and Retirement Income and Institutional segments, we offer various forms of life insurance, Medicare supplement insurance and retirement income and institutional products. Protection products include term and universal life insurance and Medicare supplement insurance. Retirement income focused products include variable annuities, fixed deferred annuities and single premium immediate annuities. Institutional products include FABNs, funding agreements and GICs.

The following table sets forth financial information regarding our segments as of or for the periods indicated:

	As of or for the years ended December 31,
(Amounts in millions)	2008	2007	2006
Revenues:
Protection	$1,362.5	$1,821.2	$1,701.7
Retirement Income and Institutional	360.1	812.1	861.9
Corporate and Other	(34.8)	20.0	71.5

Total revenues	$1,687.8	$2,653.3	$2,635.1

Net income (loss):
Protection	$(51.5)	$240.4	$279.1
Retirement Income and Institutional	(286.7)	64.5	62.5
Corporate and Other	(71.1)	18.8	18.0

Total net income (loss)	$(409.3)	$323.7	$359.6

Assets:
Protection	$14,926.2	$14,880.0	$14,377.5
Retirement Income and Institutional	24,886.2	29,456.7	28,846.0
Corporate and Other	1,558.4	1,640.4	1,280.5

Total assets	$41,370.8	$45,977.1	$44,504.0

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

Protection

Through our Protection segment we offer term and universal life insurance and Medicare supplement insurance.

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

Underwriting and pricing

Underwriting and pricing are significant drivers of profitability in our life insurance business, and we have established rigorous underwriting and pricing practices. We have generally reinsured risks in excess of $5.0 million per life. From time-to-time, we may reinsure any risk depending on the pricing terms of available reinsurance. We set pricing assumptions for expected claims, lapses, investment returns, expenses and customer demographics based on our experience and other factors.

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

Competition

Competition in our life insurance business comes from many sources, including many traditional insurance companies as well as non-traditional providers, such as reinsurance companies. The life insurance market is highly fragmented. Competitors have multiple access points to the market through BGAs, financial institutions, career sales agents, multi-line exclusive agents, e-retail and other life insurance distributors. We operate primarily in the BGA channel and have built out our capabilities in other channels. We believe our competitive advantage in the term life insurance market comes from our long history serving this market, our service excellence, underwriting expertise and pricing on our smaller face amounts as our average policy size is less than $400,000. We have built out our universal life insurance product suite to take advantage of increased distributor interest and consumer demand.

The following table sets forth selected financial information regarding our life insurance products as of or for the periods indicated:

	As of or for the years ended December 31,
(Amounts in millions)	2008	2007	2006
Term life insurance
Net earned premiums	$819.2	$782.3	$748.1
Annualized first-year premiums	57.3	70.0	107.3
Life insurance in-force, net of reinsurance	391,581.9	385,212.9	353,294.0
Life insurance in-force before reinsurance	514,527.6	516,608.7	532,248.2

Universal and whole life insurance
Net earned premiums and deposits	$507.5	$540.6	$504.4
Universal life annualized first-year deposits	35.7	43.3	35.2
Universal life excess deposits	123.7	169.0	87.0
Life insurance in-force, net of reinsurance	41,422.9	40,000.1	39,439.7
Life insurance in-force before reinsurance	45,980.2	46,826.4	47,267.4

Total life insurance
Net earned premiums and deposits	$1,326.7	$1,322.9	$1,252.5
Annualized first-year premiums	57.3	70.0	107.3
Annualized first-year deposits	35.7	43.3	35.2
Excess deposits	123.7	169.0	87.0
Life insurance in-force, net of reinsurance	433,004.8	425,213.0	392,733.7
Life insurance in-force before reinsurance	560,507.8	563,435.1	579,515.6

Accident and health insurance

Products

The primary product in this line is Medicare supplement insurance. Our Medicare supplement insurance provides coverage for Medicare-qualified expenses that are not covered by Medicare because of applicable deductibles or maximum limits.

Underwriting and pricing

Where permitted by state law, we segment our Medicare supplement applicants into risk pools based on age, gender, smoking status and geography. These risk classifications allow us to mitigate business mix risk by pricing separately for each risk classification. We perform profitability analyses annually by risk pool and request rate changes from state regulators to maintain our pricing profitability. In the few situations where state law does not permit these underwriting procedures, we issue policies on a guaranteed basis based on pricing models that account for guaranteed issue requirements in these states.

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

The following table sets forth selected financial information regarding our accident and health insurance for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2008	2007	2006
Net earned premiums	$80.3	$87.1	$103.0
Annualized first-year premiums	6.9	6.9	14.7

Retirement Income and Institutional

Through our Retirement Income and Institutional segment, we offer customers a variety of retirement income and institutional products. Retirement income focused products include variable annuities, fixed annuities and single premium immediate annuities. Institutional products include FABNs, funding agreements and GICs. Overall, we look to improve spreads on our spread-based products, including our retirement income spread-based and institutional businesses, and expand our presence in fee-based products and services.

Retirement income

We are focused on helping individuals create dependable income streams for life or for a specified period of time and helping them save and invest to achieve financial goals. We pursue this goal in both individual retail and group markets. We believe our product designs, asset allocation requirements, hedging discipline and use of reinsurance reduce some of the risks to insurers that generally accompany traditional products with GMDBs, GMWBs and certain types of guaranteed annuitization benefits. We are targeting people who are focused on building a personal portable retirement plan or are moving from the accumulation to the distribution phase of their retirement planning.

Fee-based retail products

Variable annuities

We offer variable annuities that allow the contractholder to make payments to a separate account that is divided into subaccounts that invest in underlying mutual funds. Some of our variable annuities also permit the contractholder to allocate all or a portion of his account value to our general account, in which case we credit interest at specified rates, subject to certain guaranteed minimums. All allocations are determined by the contractholder or by the benefit option determined by the contract owner. A deferred variable annuity has an accumulation period and a payout period, whereas an immediate variable annuity will begin income payments within the first 13 months of purchase. Assets allocated to the separate account have subaccounts that track the performance of separate underlying mutual funds. There is no guaranteed minimum rate of return in the subaccounts, and the contractholder bears the entire risk associated with the performance of the subaccounts.

Variable annuities provide us with fee-based revenue in the form of mortality and expense risk charges. We may also receive fees charged on assets allocated to our separate account to cover administrative costs. These fees equal a percentage of the contractholder’s assets in the separate account and typically range from 0.75% to 3.50% per annum depending on the features and options within the contract. The underlying mutual funds also assess fees independent of the contract charges. We may receive payments from the underlying funds for administrative and distribution services performed on behalf of the funds.

Our variable annuity contracts generally provide a basic GMDB, which provides a minimum account value to be paid upon the annuitant’s death. Contractholders may also have the option to purchase enhanced death benefits through riders at an additional charge. Assuming every annuitant died on December 31, 2008, as of that date, contracts with death benefit features not covered by reinsurance had an account value of $5,230.4 million and a related death benefit exposure of $1,515.4 million net amount at risk.

Our Income Distribution Series of variable annuity products provide the contractholder with a guaranteed minimum income stream that they cannot outlive, along with an opportunity to participate in market appreciation.

As a solution to the trend of employers moving away from traditional defined benefit retirement plans to defined contribution plans such as 401(k) plans, we have introduced to the qualified plan market a group variable annuity with guaranteed retirement income features. This product is designed to offer participants the ability to secure guaranteed retirement income with growth potential during the accumulation phase while maintaining liquidity; and during the distribution phase, to provide guaranteed annual income with upside growth potential allowing for varying degrees of liquidity.

Variable life insurance

Prior to May 1, 2008, we offered variable life insurance products that provide insurance coverage by paying a death benefit payable upon the death of the insured through policies that give policyholders flexibility in investment choices and, in some products, in premium payments and coverage amounts. Similar to our variable annuity products, we collect specified mortality and expense risk charges and fees charged on assets allocated to the separate account to cover administrative services and costs. We also collect cost of insurance charges on our variable life insurance products to compensate us for the mortality risk of the guaranteed death benefit, particularly in the early years of the policy when the death benefit is significantly higher than the value of the policyholder’s account. Although we discontinued selling variable life insurance policies on May 1, 2008, we will continue to service existing policies.

Distribution

We distribute our variable annuity products primarily through banks, national brokerage firms and independent broker/dealers. We also distribute our group variable annuity product through broker/dealers and through defined contribution plan record keepers. We continue to work with additional record keepers to adopt this product on their platforms.

Competition

There are numerous competitors in this market within all major distribution channels that we sell through. Our Income Distribution Series of products enable consumers to opt for lifetime guaranteed income beginning immediately or on a deferred basis. We have been an early mover in this market space and believe we are well positioned.

The following table sets forth selected financial information regarding our fee-based retail products as of or for the periods indicated:

	As of or for the years ended December 31,
(Amounts in millions)	2008	2007	2006
Variable annuities
Account value, net of reinsurance, beginning of period	$6,245.1	$3,865.5	$1,929.4
Deposits	1,524.6	2,305.7	1,745.4
Surrenders, benefits and product charges	(454.5)	(453.4)	(226.7)

Net flows	1,070.1	1,852.3	1,518.7
Interest credited and investment performance	(5,137.6)	527.3	417.4

Account value, net of reinsurance, end of period	$2,177.6	$6,245.1	$3,865.5

Variable life insurance
Account value, net of reinsurance, beginning of period	$402.7	$390.2	$362.0
Deposits	16.9	23.9	29.8
Surrenders, benefits and product charges	(42.0)	(53.4)	(48.6)

Net flows	(25.1)	(29.5)	(18.8)
Interest credited and investment performance	(111.0)	42.0	47.0

Account value, net of reinsurance, end of period	$266.6	$402.7	$390.2

Spread-based retail products

Fixed annuities

We offer fixed single premium deferred annuities which require a single premium payment at time of issue and provide an accumulation period and an annuity payout period. During the accumulation period, we credit the account value of the annuity with interest earned at a crediting rate guaranteed for no less than one year at issue, but which may be guaranteed for up to six years, and thereafter is subject to annual crediting rate resets at our discretion, based upon competitive factors and prevailing market rates, subject to statutory minimums. Our fixed annuity contracts are supported by the claims paying ability of the issuing insurance company, and the accrual of interest during the accumulation period is generally on a tax-deferred basis to the owner. The majority of our fixed annuity contractholders retain their contracts for five to ten years.

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

Distribution

We distribute our spread-based retail products through banks, national brokerage firms and independent broker/dealers.

Competition

We compete with a large number of life insurance companies in the single premium immediate annuity marketplace. We continue to see long-term growth prospects for single premium immediate annuities based both on demographics and government policy trends that favor a greater role for private solutions in meeting long-term retirement needs. We believe long-term experience with mortality and longevity, combined with disciplined risk management, provides competitive advantages in how we segment and price our products.

The following table sets forth selected financial information regarding our spread-based retail products as of or for the periods indicated:

	As of or for the years ended December 31,
(Amounts in millions)	2008	2007	2006
Fixed annuities
Account value, net of reinsurance, beginning of period	$1,012.8	$1,244.4	$1,451.3
Deposits	3.6	5.6	5.3
Surrenders, benefits and product charges	(264.9)	(204.1)	(268.3)

Net flows	(261.3)	(198.5)	(263.0)
Transfer of AML	—	(80.3)	—
Interest credited	36.6	47.2	56.1

Account value, net of reinsurance, end of period	$788.1	$1,012.8	$1,244.4

Single premium immediate annuities
Account value, net of reinsurance, beginning of period	$2,695.3	$2,779.7	$2,735.1
Premiums and deposits	258.7	235.1	327.1
Surrenders, benefits and product charges	(408.1)	(308.1)	(438.8)

Net flows	(149.4)	(73.0)	(111.7)
Transfer of AML	—	(157.5)	—
Interest credited	150.1	146.1	156.3

Account value, net of reinsurance, end of period	$2,696.0	$2,695.3	$2,779.7

Structured settlements
Account value, net of reinsurance, beginning of period	$395.1	$399.6	$333.7
Premiums and deposits	1.1	23.0	68.9
Surrenders, benefits and product charges	(20.7)	(20.1)	(24.4)

Net flows	(19.6)	2.9	44.5
Transfer of AML	—	(28.2)	—
Interest credited	20.6	20.8	21.4

Account value, net of reinsurance, end of period	$396.1	$395.1	$399.6

Institutional

Our institutional products include FABNs, funding agreements and GICs, which are deposit-type products that pay a guaranteed return to the contractholder on specified dates. These products are purchased by qualified and non-qualified plans that desire the features and guarantees inherent in these instruments. We sell these specialized products to institutional customers for use in retirement plans, money market funds and other investment purposes. We have a registered FABN program offered to institutional and retail investors.

We may experience significant fluctuations in new deposits as we may issue new business when market conditions are favorable and may issue no new business when market conditions are not favorable. We do not anticipate writing new institutional business in the current market environment.

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

Our funding agreements and FABNs generally credit interest on deposits at a floating rate tied to an external market index and are typically issued for terms of one to seven years. Substantially all of our GICs allow for the payment of benefits at contract value to ERISA plan participants prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Our GICs have a fixed maturity generally ranging from two to six years.

We typically manage our institutional products on a floating rate basis and invest the proceeds in floating rate assets. When we issue products that credit interest on a fixed rate basis, we may enter into counterparty “swap” arrangements where we exchange our fixed rate interest payment for a floating rate that is tied to an index in order to correlate the floating rate assets.

Distribution

Our FABNs are distributed through investment banks and broker/dealers. We place our funding agreements directly and through specialized brokers. GICs are sold directly and through investment managers.

Competition

These institutional markets are highly correlated to the macro credit environment and have recently seen a sharp decline in issuance. When the markets are open and active, we compete with other insurance companies or issuers of fixed income instruments.

The following table sets forth selected financial information regarding our institutional products as of or for the periods indicated:

	As of or for the years ended December 31,
(Amounts in millions)	2008	2007	2006
FABNs, funding agreements and GICs
Account value, beginning of period	$4,619.8	$4,250.5	$2,722.7
Deposits	1,019.3	1,056.0	2,359.5
Surrenders, benefits and product charges	(1,499.6)	(916.6)	(1,003.2)

Net flows	(480.3)	139.4	1,356.3
Interest credited	188.9	229.9	171.5

Account value, end of period	$4,328.4	$4,619.8	$4,250.5

Corporate and Other

Our Corporate and Other activities include unallocated net investment gains (losses), corporate income, expenses and income taxes.

Marketing

As Genworth positions itself as a specialty insurance provider, we as part of Genworth, promote and differentiate our products and services through technology, specialized support for our distributors and innovative marketing programs tailored to particular consumer groups.

We offer a range of products that are designed to meet the needs of consumers throughout the various stages of their lives. We are selective in the products we offer and strive to maintain appropriate return and risk thresholds when we expand the scope of our product offerings. We also have developed sophisticated technological tools that enhance performance by automating key processes and reducing response times and process variations. These tools also make it easier for our customers and distributors to do business with us.

Genworth has focused its marketing approach on promoting its brand to key constituencies, including sales intermediaries, employees, investors and consumers. We seek to build recognition of the Genworth brand and maintain good relationships with leading distributors by providing a high level of specialized and differentiated distribution support such as product training, advanced marketing and sales solutions, financial product design for affluent customers and technology solutions that support the distributors’ sales efforts and by pursuing joint business improvement efforts. In addition, Genworth sponsors various advisory councils with independent sales intermediaries and dedicated sales specialists to gather their feedback on industry trends, new product suggestions and ways to enhance our relationships.

Risk Management

Risk management is a critical part of our business and in the changing economic environment, we seek to adopt and actively manage risk. We have an enterprise risk management framework that includes risk management processes relating to product development and management, asset-liability management, portfolio diversification and actuarial databases and information systems. The risk management framework includes the assessment of risk, a proactive decision process to determine which risks are acceptable and the ongoing monitoring and management of those risks. We have emphasized our adherence to risk management techniques and leveraged the benefits into a competitive advantage in the distribution and management of our products as we are actively trying to mitigate risk in this changing environment.

Product development and management

Our risk management process begins with the development and introduction of new products and services. We have established a product development process that specifies a series of required analyses, reviews and approvals for any new product. For each proposed product, this process includes a review of the market opportunity and competitive landscape, major pricing assumptions and methodologies, return expectations, reinsurance strategies, underwriting criteria and business risks and potential mitigating factors. Before we introduce a new product, we establish a monitoring program with specific performance targets and leading indicators, which we monitor frequently to identify any deviations from expected performance so that we can take corrective action when necessary. Significant product introductions require approval by our senior management team.

We use a similar process to introduce variations to existing products and to offer existing products in new markets and through new distribution channels. Product performance reviews include an analysis of the major drivers of profitability, underwriting performance and variations from expected results including an in-depth experience analysis of the product’s major risk factors. Other areas of focus include the regulatory and competitive environments and other emerging risk factors that may be affecting product performance.

In addition, we initiate special reviews when a product’s performance fails to meet the indicators we established during that product’s introductory review process. If a product does not meet our performance criteria, we consider adjustments in pricing, design and marketing, or ultimately, discontinuing sales of that product. We review our underwriting, pricing and risk selection strategies on a regular basis to ensure that our products remain competitive and consistent with our marketing and profitability objectives.

Asset-liability management

We maintain segmented investment portfolios for the majority of our product lines. This enables us to perform an ongoing analysis of the interest rate risks associated with each major product line, in addition to the interest rate risk for our overall enterprise. We analyze the behavior of our liability cash flows across a wide variety of future interest rate scenarios, reflecting policy features and expected policyholder behavior. We also analyze the behavior of our asset portfolios across the same scenarios. We believe this analysis shows the sensitivity of both our assets and liabilities to large and small changes in interest rates and enables us to manage our assets and liabilities more effectively. In addition, we have hedging programs to mitigate interest rate risk associated with our assets, liabilities and capital. We also use hedging programs to mitigate equity market risk in our variable annuity products.

Portfolio diversification

We use product new business and in-force limits to manage our risk concentration and to manage product, business level, geographic and other risk exposures. In addition, our assets are managed within strict limitations to control credit risk and to avoid excessive concentrations in our investment portfolio. We seek diversification in our investment portfolio by investing in multiple asset classes, tailored to match the cash flow characteristics of our liabilities. In the current adverse market environment, we are monitoring existing exposures and reducing our holdings, where appropriate.

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

We use advanced and, in some cases, proprietary technology to manage variations in our underwriting process. We perform portfolio analysis on an ongoing basis to determine if modifications are required to our product offerings, underwriting guidelines or premium rates.

Operations and Technology

Service and support

We benefit from Genworth’s dedicated team of service and support personnel including the arrangement with an outsourcing provider in India, who provide back-office support to our sales intermediaries. We use advanced and, in some cases, proprietary, patent-pending technology to provide product design and underwriting, and we operate service centers that leverage technology, integrated processes and process management techniques.

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

Reinsurance

We follow the industry practice of reinsuring portions of our insurance risks with reinsurance companies. We use reinsurance both to diversify our risks and to manage loss exposures and capital effectively. Reinsurance is also used to improve available capital and surplus, as well as capital ratios that we manage to target levels. The use of reinsurance permits us to write policies in amounts larger than the risk we are willing to retain, and also to write a larger volume of new business.

We cede insurance primarily on a treaty basis, under which risks are ceded to a reinsurer on specific blocks of business where the underlying risks meet certain predetermined criteria. To a lesser extent, we cede insurance risks on a facultative basis, under which the reinsurer’s prior approval is required on each risk reinsured. Use of reinsurance does not discharge us, as the insurer, from liability on the insurance ceded. We, as the insurer, are required to pay the full amount of our insurance obligations even in circumstances where we are entitled or are able to receive payments from our reinsurer. The principal reinsurers to which we cede risks have A.M. Best financial strength ratings ranging from “A+” to “A-,” with one reinsurer not rated, but whose reinsurance recoverable balance is fully collateralized. Historically, we have not had significant concentrations of reinsurance risk with any one reinsurer. However, prior to the completion of Genworth’s initial public offering (“IPO”), we entered into reinsurance transactions with Union Fidelity Life Insurance Company (“UFLIC”), which resulted in a significant concentration of reinsurance risk with UFLIC, whose obligations to us are secured by trust accounts as described in note 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

The following table sets forth our exposure to our principal reinsurers, including reinsurance recoverable as of December 31, 2008, and the A.M. Best ratings of those reinsurers as of that date:

(Amounts in millions)	Reinsurance recoverable	A.M. Best rating
UFLIC(1)	$7,389.7	A-
Genworth Life Insurance Company	458.5	A+
American United Life Insurance Company	86.4	A
Employers Reassurance Corporation	79.4	A-
Brookfield Life Assurance Company Limited(2)	76.8	Not rated

(1)	See note 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”
(2)

Brookfield Life Assurance Company Limited is an affiliated company domiciled in Bermuda and the reinsurance balance is fully collateralized. See note 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

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

As of February 27, 2009, we were rated by A.M. Best, S&P, Moody’s and Fitch as follows:

	A.M. Best rating	S&P rating	Moody’s rating	Fitch rating
Long-term insurance financial strength rating	A (Excellent)	A (Strong)	A1 (Good)	A-(Strong)
Short-term insurance financial strength rating	Not rated	A-1 (Strong)	P-1 (Superior)	Not rated

The ratings shown reflect the opinions of the rating agencies and are not a warranty of an insurer’s ability to meet its contractual obligations. Ratings are subject to change and are not a guarantee of the future financial strength and/or claims-paying ability of a company.

A.M. Best states that its “A” (Excellent) rating is assigned to those companies that have a superior ability to meet their ongoing obligations to policyholders. The “A” (Excellent) rating is the third-highest of 15 ratings assigned by A.M. Best, which range from “A++” to “F.”

S&P states that an insurer rated “A” (Strong) has very strong financial security characteristics and is highly likely to have the ability to meet financial commitments. The “A” range is the third-highest of nine financial strength rating ranges assigned by S&P, which range from “AAA” to “R.” The short-term rating “A-1” is the highest rating and shows the capacity to meet financial commitments on short-term policy obligations is strong.

Moody’s states that insurance companies rated “A” (Good) offer good financial security. The “A” range is the third-highest of nine financial strength rating ranges assigned by Moody’s, which range from “Aaa” to “C.” Numeric modifiers are used to refer to the ranking within the group, with 1 being the highest and 3 being the lowest. Accordingly, the “A1” rating is the fifth-highest of Moody’s 21 ratings categories. The short-term rating “P-1” is the highest rating and shows superior ability for repayment of senior note short-term policyholder claims and obligations.

Fitch states that “A” (Strong) rated insurance companies are viewed as possessing strong capacity to meet policyholder and contract obligations. The “A” rating category is the third-highest of eight financial strength rating categories, which range from “AAA” to “C.” The symbol (+) or (-) may be appended to a rating to indicate the relative position of a credit within a rating category. These suffixes are not added to ratings in the “AAA” category or to ratings below the “CCC” category. Accordingly, the “A-” rating is the seventh-highest of Fitch’s 21 ratings categories.

In 2008, rating agencies undertook a broad reassessment of the credit and financial strength ratings of life insurance companies. The following list summarizes major ratings actions affecting our company in 2008:

•

On September 30, 2008, following Genworth’s announcement that it would examine strategic alternatives for its U.S. mortgage insurance business, Moody’s placed all of Genworth’s ratings on review for possible downgrade.

•	On October 3, 2008, Fitch placed our ratings on CreditWatch negative following its announcement on September 29, 2008, which changed its life insurance industry outlook from stable to negative.

•	On October 21, 2008, Fitch downgraded our insurer financial strength (“IFS”) ratings to “A+” from “AA-.”

•

On November 6, 2008, A.M. Best placed our ratings under review with negative implications. This follows A.M. Best’s announcement on September 18, 2008, that the life insurance industry outlook changed from stable to negative.

•	On November 7, 2008, S&P affirmed our “AA-” counterparty and financial strength ratings and lowered our long-term counterparty credit ratings to “A-” from “A.” The outlook on both is negative.

•	On November 10, 2008, Moody’s downgraded our IFS ratings to “A1” from “Aa3.”

The following list summarizes major ratings actions affecting our company in 2009:

•	On February 10, 2009, Moody’s placed our ratings on review for possible downgrade.

•	On February 17, 2009, Fitch downgraded our IFS ratings to “A-” from “A+.” The ratings outlook is negative.

•

On February 19, 2009, A.M. Best downgraded our company’s financial strength rating to “A” (Excellent) from “A+” (Superior). All ratings were removed from under review with negative implications and assigned a negative outlook.

•	On February 26, 2009, S&P downgraded our IFS ratings to “A” from “AA-” and changed the outlook to stable from negative.

A.M. Best, S&P, Moody’s and Fitch review their ratings periodically and we cannot assure you that we will maintain our current ratings in the future. Other agencies may also rate GLAIC on a solicited or an unsolicited basis.

Investments

As of December 31, 2008, we had total cash, cash equivalents and invested assets of $19,183.6 million. We manage our assets to meet diversification, credit quality, yield and liquidity requirements of our policy and contract liabilities by investing primarily in fixed maturity securities, including government, municipal and corporate bonds, mortgage-backed and other asset-backed securities and mortgage loans on commercial real estate. We also hold equity securities and other invested assets, which include short-term investments, trading securities, derivatives and limited partnerships. In all cases, our investments are required to comply with restrictions imposed by applicable laws and insurance regulatory authorities.

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2008		2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$6,604.7	34.4%	$9,217.6	44.3%
Private	4,167.0	21.7	6,019.7	29.0
Other invested assets	2,991.8	15.6	1,437.5	6.9
Commercial mortgage loans	2,704.1	14.1	2,968.1	14.3
Policy loans	505.8	2.6	466.8	2.2
Equity securities, available-for-sale	90.0	0.5	64.0	0.3
Cash and cash equivalents	2,120.2	11.1	616.4	3.0

Total cash, cash equivalents and invested assets	$19,183.6	100.0%	$20,790.1	100.0%

For a discussion of our investments, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Balance Sheets.”

Our primary investment objective is to meet our obligations to policyholders and contractholders by investing in a diversified, high-quality portfolio comprised of income producing securities and other assets. Our investment strategy focuses primarily on:

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

We manage credit risk by analyzing issuers, transaction structures and any associated collateral. We monitor credit risk and continually measure the probability of credit default and estimated loss in the event of such a default, which provides us with early notification of worsening credits. We also manage credit risk through industry and issuer diversification and asset allocation practices. For commercial mortgage loans, we manage credit risk through geographic, property type and product type diversification and asset allocation.

We mitigate interest rate risk through rigorous management of the relationship between the duration of our assets and the duration of our liabilities, seeking to minimize risk of loss in both rising and falling interest rate environments. For further information on our management of interest rate risk, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Fixed maturity securities

Fixed maturity securities, which were primarily classified as available-for-sale, consisted principally of publicly traded and privately placed debt securities, and represented 56.2% and 73.3% of total cash, cash equivalents and invested assets as of December 31, 2008 and 2007, respectively.

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

The Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) evaluates bond investments of U.S. insurers for regulatory reporting purposes and assigns securities to one of six investment categories called “NAIC ratings.” The NAIC ratings parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable bonds. NAIC ratings 1 and 2 include bonds considered investment grade (rated “Baa3” or higher by Moody’s, or rated “BBB-” or higher by S&P). NAIC ratings 3 through 6 include bonds considered below investment grade (rated “Ba1” or lower by Moody’s, or rated “BB+” or lower by S&P).

The following tables present our public, private and total fixed maturity securities by the Nationally Recognized Statistical Rating Organizations designations and/or equivalent NAIC ratings, as well as the percentage, based upon fair value, that each designation comprises. Our non-U.S. fixed maturity securities generally are not covered by the NAIC. Certain privately placed fixed maturity securities that are not rated by the Nationally Recognized Statistical Rating Organizations are shown based upon their NAIC rating.

		December 31,
Public fixed maturity securities		2008			2007
NAIC rating	Rating agency designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$5,320.0	$4,600.7	69.7%	$7,242.2	$6,964.0	75.6%
2	Baa	1,961.7	1,581.9	23.9	1,758.0	1,743.1	18.9
3	Ba	332.4	258.6	3.9	356.3	363.0	3.9
4	B	134.6	106.8	1.6	139.0	138.9	1.5
5	Caa and lower	67.3	56.2	0.9	7.6	7.3	0.1
6	In or near default	0.8	0.5	—	1.4	1.3	—

	Total public fixed maturity securities	$7,816.8	$6,604.7	100.0%	$9,504.5	$9,217.6	100.0%

		December 31,
Private fixed maturity securities		2008			2007
NAIC rating	Rating agency designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$3,458.1	$2,551.4	61.2%	$3,949.2	$3,788.3	62.9%
2	Baa	1,747.8	1,381.9	33.2	1,988.0	1,934.1	32.1
3	Ba	259.0	198.7	4.8	258.0	251.4	4.2
4	B	53.6	33.0	0.8	18.9	19.2	0.3
5	Caa and lower	1.0	1.6	—	24.9	24.3	0.4
6	In or near default	0.5	0.4	—	1.9	2.4	0.1

	Total private fixed maturity securities	$5,520.0	$4,167.0	100.0%	$6,240.9	$6,019.7	100.0%

		December 31,
Total fixed maturity securities		2008			2007
NAIC rating	Rating agency designation	Amortized cost	Fair value	% of total	Amortized cost	Fair value	% of total
(Amounts in millions)
1	Aaa/Aa/A	$8,778.1	$7,152.1	66.4%	$11,191.4	$10,752.3	70.6%
2	Baa	3,709.5	2,963.8	27.5	3,746.0	3,677.2	24.2
3	Ba	591.4	457.3	4.3	614.3	614.4	4.0
4	B	188.2	139.8	1.3	157.9	158.1	1.0
5	Caa and lower	68.3	57.8	0.5	32.5	31.6	0.2
6	In or near default	1.3	0.9	—	3.3	3.7	—

	Total fixed maturity securities	$13,336.8	$10,771.7	100.0%	$15,745.4	$15,237.3	100.0%

Based upon fair value, public fixed maturity securities represented 61.3% and 60.5% of total fixed maturity securities as of December 31, 2008 and 2007, respectively. Private fixed maturity securities represented 38.7% and 39.5% of total fixed maturity securities as of December 31, 2008 and 2007, respectively.

We diversify our fixed maturity securities by security sector. Our investments in mortgage-backed securities include securities collateralized by sub-prime and Alt-A loans. Sub-prime loans are loans considered alternative credit as broadly determined by a combination of Fair Isaac Company (“FICO”) score, loan-to-value ratio and other collateral data. Alt-A loans are loans considered alternative or low documentation. The following table sets forth the fair value of our fixed maturity securities by sector as well as the percentage of the total fixed maturity securities holdings that each security sector comprised as of the dates indicated:

	December 31,
	2008		2007
(Amounts in millions)	Fair value	% of total	Fair value	% of total
U.S. government, agencies and government sponsored entities	$174.2	1.6%	$207.2	1.4%
Government—non U.S.	162.2	1.5	319.7	2.1
U.S. corporate	5,383.3	50.0	6,875.4	45.1
Corporate—non U.S.	1,337.1	12.4	1,811.4	11.9
Mortgage-backed(1)	1,735.3	16.1	2,557.8	16.8
Asset-backed(1)	1,979.6	18.4	3,465.8	22.7

Total fixed maturity securities	$10,771.7	100.0%	$15,237.3	100.0%

(1)

As of December 31, 2008 and 2007, we had $1,278.5 million and $2,050.1 million, respectively, of residential mortgage-backed securities included in mortgage-backed and asset-backed securities, of which

$345.8 million and $888.4 million, respectively, were securities collateralized by sub-prime residential mortgage loans and $218.1 million and $526.9 million, respectively, were securities collateralized by Alt-A residential mortgage loans.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

The following table sets forth the major industry types that comprise our corporate bond holdings, based primarily on industry codes established in the Barclays Capital Aggregate Index (formerly known as the Lehman Aggregate Index), as well as the percentage of the total corporate bond holdings that each industry comprised as of the dates indicated:

	December 31,
	2008		2007
(Amounts in millions)	Fair value	% of total	Fair value	% of total
Finance and insurance	$1,976.2	29.4%	$2,696.8	31.0%
Utilities and energy	1,489.3	22.2	1,612.5	18.6
Consumer—non-cyclical	818.1	12.2	1,053.5	12.1
Capital goods	500.8	7.4	510.7	5.9
Consumer—cyclical	413.5	6.1	718.8	8.3
Industrial	404.0	6.0	466.9	5.4
Technology and communications	343.0	5.1	426.9	4.9
Transportation	280.2	4.2	379.9	4.4
Other	495.3	7.4	820.8	9.4

Total	$6,720.4	100.0%	$8,686.8	100.0%

We diversify our corporate bond holdings by industry and issuer. The portfolio does not have significant exposure to any single issuer. As of December 31, 2008, our combined corporate bond holdings in the ten issuers to which we had the greatest exposure were $676.0 million, which was approximately 3.5% of our total cash, cash equivalents and invested assets. The exposure to the largest single issuer of corporate bonds held as of December 31, 2008 was $127.7 million, which was less than 1% of our total cash, cash equivalents and invested assets.

Commercial mortgage loans and other invested assets

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. Commercial mortgage loans are primarily stated at principal amounts outstanding, net of deferred expenses and allowance for loan loss.

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

Selected financial information regarding our other invested assets and derivative financial instruments as of December 31, 2008 and 2007 is included under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment and Derivative Instruments.”

Regulation

Our businesses are subject to extensive regulation and supervision.

General

Our insurance operations are subject to a wide variety of laws and regulations. State insurance laws and regulations (“Insurance Laws”) regulate most aspects of our insurance business, and we are regulated by the insurance departments of the states in which we are domiciled and licensed. We and our insurance products are also affected by U.S. federal, state and local tax laws. Insurance products that constitute “securities,” such as variable annuities and variable life insurance, are also subject to U.S. federal and state securities laws and regulations. The U.S. Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”) and state securities authorities regulate and supervise these products.

Our securities operations are subject to U.S. federal and state and non-U.S. securities and related laws. The SEC, state securities authorities, FINRA and similar non-U.S. authorities are the principal regulators of these operations.

The primary purpose of the Insurance Laws and securities laws affecting our insurance and securities businesses is to protect our policyholders, contractholders and clients. These Insurance Laws are regularly re-examined and any changes to these laws or new laws may be more restrictive or otherwise adversely affect our operations.

In addition, insurance and securities regulatory authorities (including state law enforcement agencies and attorneys general) periodically make inquiries regarding compliance with insurance, securities and other laws and regulations and we cooperate with such inquiries and take corrective action when warranted.

Many of our distributors and institutional customers also operate in regulated environments. Changes in the regulations that affect their operations may affect our business relationships with them and their decision to purchase or distribute our products.

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

Insurance holding company regulation

All jurisdictions in which we conduct business have enacted legislation requiring each insurer (except captive insurers) in a holding company system to register with the insurance regulatory authority of its domiciliary jurisdiction and furnish that regulatory authority various information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These Insurance Laws regulate transactions between insurers and their affiliates, sometimes mandating prior notice to the regulator and/or regulatory approval. Generally, these Insurance Laws require that all transactions between an insurer and an affiliate be fair and reasonable, and that the insurer’s statutory surplus following such transaction be reasonable in relation to its outstanding liabilities and adequate to its financial needs.

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

Statutory examinations

Insurance departments conduct periodic detailed examinations of the books, records, accounts and business practices of domestic insurers. These examinations generally are conducted in cooperation with insurance departments of two or three other states or jurisdictions representing each of the NAIC zones, under guidelines promulgated by the NAIC.

In the three-year period ended December 31, 2008, neither GLAIC nor its subsidiaries had received any material adverse findings resulting from any insurance department examinations.

Guaranty associations and similar arrangements

Most jurisdictions in which we are licensed require those insurers to participate in guaranty associations which pay contractual benefits owed under the policies of impaired or insolvent insurers. These associations levy assessments, up to prescribed limits, on each member insurer in a jurisdiction on the basis of the proportionate share of the premiums written by such insurer in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some jurisdictions permit member insurers to recover assessments paid through full or partial premium tax offsets. Aggregate assessments levied against us were not material to our consolidated financial statements.

Policy and contract reserve sufficiency analysis

The Insurance Laws of our domiciliary jurisdictions require us and our subsidiaries to conduct annual analyses of the sufficiency of our life and health insurance and annuity reserves. Other jurisdictions where insurers are licensed may have certain reserve requirements that differ from those of our domiciliary jurisdictions. In each case, a qualified actuary must submit an opinion stating that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the insurer’s associated contractual obligations and related expenses. If such an opinion cannot be provided, the insurer must establish additional reserves by transferring funds from surplus. We submit these opinions annually to our insurance regulatory authorities.

Surplus and capital requirements

Insurance regulators have the discretionary authority, in connection with maintaining the licensing of our Company and our life insurance subsidiaries, to limit or restrict insurers from issuing new policies or policies having a dollar value over certain thresholds, if, in the regulators’ judgment, the insurer is not maintaining a sufficient amount of surplus or is in a hazardous financial condition. We seek to maintain new business and capital management strategies to support meeting related regulatory requirements. In addition, we do not believe that the current or anticipated levels of our statutory surplus present a material risk that any regulator would limit the types or values of new policies that we may issue.

Risk-based capital

The NAIC has established RBC standards for U.S. life insurers, as well as a risk-based capital model act (“RBC Model Act”), recommended to be adopted by the states. The RBC Model Act requires that life insurers annually submit a report to state regulators regarding their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. The capital requirement for each is determined by applying factors which vary based upon the degree of risk to various asset, premium and reserve items. The formula is an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

If an insurer’s RBC fell below specified levels, it would be subject to different degrees of regulatory action depending upon the level, ranging from requiring the insurer to propose actions to correct the capital deficiency to placing the insurer under regulatory control. As of December 31, 2008, our RBC exceeded the level of RBC that would require us to take or become subject to any corrective action.

Statutory accounting principles

U.S. insurance regulators developed statutory accounting principles (“SAP”) as a basis of accounting used to monitor and regulate the solvency of insurers. Since insurance regulators are primarily concerned with ensuring an insurer’s ability to pay its current and future obligations to policyholders, statutory accounting conservatively values the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various jurisdictions.

Due to differences in methodology between SAP and U.S. GAAP, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP are materially different from those reflected in financial statements prepared under SAP.

Regulation of investments

We are subject to Insurance Laws that require diversification of our investment portfolio and which limit the proportion of our investments in certain asset categories, such as non-investment grade fixed maturity securities, equity real estate, other equity investments and derivatives. Assets invested contrary to such regulatory limitations must be treated as non-admitted assets for purposes of measuring surplus, and in some instances, would require divestiture of such non-complying investments. We believe our investments comply with these Insurance Laws.

Federal regulation

Most of our variable annuity products, some of our fixed guaranteed products, all of our variable life insurance products, and our FABNs issued as part of our registered notes program are “securities” within the meaning of federal and state securities laws, are registered under the Securities Act of 1933 and are subject to regulation by the SEC. These products may also be regulated by FINRA and state securities authorities. Federal and state securities regulation similar to that discussed below under “—Securities regulation” affects investment advice and sales and related activities with respect to these products. In addition, although the federal government does not comprehensively regulate the business of insurance, federal legislation and administrative policies in several areas, including taxation, financial services regulation and pension and welfare benefits regulation can also significantly affect the insurance industry.

Federal initiatives

Although the federal government generally does not directly regulate the insurance business, federal initiatives often, and increasingly, have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts, simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles and proposals to modify or make permanent the estate tax repeal enacted in 2001. In addition, various forms of direct federal regulation of insurance have been proposed in recent years, and we anticipate that further proposals will arise as Congress considers broader financial regulatory reform in the wake of the current financial crisis. We cannot predict whether any such proposals will be adopted or what impact, if any, such proposals if adopted as laws, may have on our business, financial condition or results of operations.

Changes in tax laws

Changes in tax laws could make some of our products less attractive to consumers. For example, the gradual increase in the federal estate tax exclusion amount, begun in 2001, which leads to a temporary repeal of the federal estate tax in 2010, has resulted in reduced sales, and could continue to adversely affect sales and surrenders of some of our estate planning products, including survivorship/second-to-die life insurance policies. The federal estate tax is currently scheduled to be reinstated for estates of decedents dying after December 31, 2010, and Congress may introduce legislation in early 2009 that will prevent the federal estate tax’s scheduled temporary repeal. The Jobs and Growth Tax Relief Reconciliation Act of 2003, which lowered the federal income tax rate on capital gains and certain ordinary dividends, may provide an incentive for certain of our customers and potential customers to shift assets into mutual funds and away from our products including annuities that are designed to defer taxes payable on investment returns. On the other hand, individual income tax rates are scheduled to revert to previous levels in tax years beginning after 2010, possibly positively influencing investors to buy our products, and the 2010 expiration of favorable income tax rates for dividend income could increase interest in our products.

Other Laws and Regulations

Securities regulation

Certain of our policies, contracts and services offered are subject to regulation under federal and state securities laws and regulations of the SEC, state securities regulators and FINRA. Some of our variable annuity contracts’ and all of our variable life insurance policies’ separate accounts are registered under the Investment Company Act of 1940. Most of our variable annuity contracts, some of our fixed guaranteed annuity products, all of our variable life insurance policies, as well as our FABNs issued as part of our registered notes program are registered under the Securities Act of 1933.

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

The SEC, FINRA, state attorneys general and other federal offices may conduct periodic examinations in addition to special, or targeted examinations, of us and/or specific products. These examinations or inquiries may include, but are not necessarily limited to, product disclosures and sales issues, financial and accounting disclosure and operational issues. Often examinations are “sweep exams” whereby the regulator reviews current issues facing the financial or insurance industry as a whole.

The SEC adopted rule 12h-7 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) effective May 1, 2009. Rule 12h-7 exempts insurance companies from filing reports under the Exchange Act when the insurance company issues certain types of securities that are registered under the Securities Act of 1933 and such products are also regulated under state law. The Company may elect to rely on the exemption provided under rule 12h-7, and if it meets all qualifications to do so, elect to suspend the filing of reports under the Exchange Act.

Environmental considerations

As an owner and operator of real property, we are subject to extensive U.S. federal and state environmental laws and regulations. Potential environmental liabilities and costs in connection with any required remediation of such properties is also an inherent risk in property ownership and operation. In addition, we hold equity interests in companies, and have made loans secured by properties, that could potentially be subject to environmental liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. We cannot provide assurance that unexpected environmental liabilities will not arise. However, based upon information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, financial condition or results of operations.

ERISA considerations

We provide certain products and services to employee benefit plans that are subject to ERISA or the Internal Revenue Code. As such, our activities are subject to the restrictions imposed by ERISA and the Internal Revenue Code, including the requirement under ERISA that fiduciaries must perform their duties solely in the interests of ERISA plan participants and beneficiaries, and fiduciaries must perform their duties solely in the interest of ERISA plan participants and beneficiaries, and fiduciaries may not cause or permit a covered plan to engage in certain prohibited transactions with persons who have certain relationships with respect to such plans. The applicable provisions of ERISA and the Internal Revenue Code are subject to enforcement by the U.S. Department of Labor, the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

USA PATRIOT Act

The USA PATRIOT Act of 2001 (the “Patriot Act”) enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker/dealers and other financial services companies including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties who may be involved in terrorism or money laundering. Anti-money laundering laws outside of the U.S. contain similar provisions. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls. We believe that we have implemented, and that we maintain, appropriate internal practices, procedures and controls to enable us to comply with the provisions of the Patriot Act. Certain additional requirements became applicable under the Patriot Act in May 2006 through a U.S. Treasury regulation which required that certain insurers have anti-money laundering compliance plans in place. We believe our plan complies with these requirements.

Privacy of consumer information

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about the companies’ policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others, the physical and procedural safeguards employed to protect the security of that information and the electronic transmission of such information. Congress and state legislatures are expected to consider additional legislation relating to privacy and other aspects of consumer information.

Other Information

On February 24, 2009, the Company’s board of directors approved an amendment to the Fair Employment Practices section of the Genworth Code of Ethics. The amendment clarifies that the equal employment opportunity policy prohibits discrimination on the basis of gender identity. The Genworth Code of Ethics is applicable to all of the Company’s directors, officers and employees and is posted on www.genworth.com. Within the time period required by the SEC, we will post any amendment to our code of ethics and any waiver applicable to any of our directors, executive officers or senior financial officers on www.genworth.com.

Item 1A. Risk Factors

You should carefully consider the following risks. These risks could materially affect our business, results of operations or financial condition or cause our actual results to differ materially from those expected or those expressed in any forward looking statements made by us or on our behalf. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the factors mentioned under “Cautionary note regarding forward-looking statements” and the risks of our businesses described elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2008.

Adverse capital and credit market conditions may significantly affect our access to capital and may affect our ability to meet liquidity or refinancing requirements in the future.

During 2008 and the beginning of 2009, the capital and credit markets experienced extreme volatility and disruption. As a result, access to capital and credit markets (including short- and long-term debt markets and equity markets) and to other available forms of financing and liquidity, including certain types of reinsurance transactions, has been significantly impaired for us and for many other companies. In the current market, our liquidity needs could increase materially and rapidly for a variety of reasons, many of which are outside of our control. For example, some of our insurance and investment products entitle holders to surrender their policies or withdraw funds prior to maturity, for any reason and on limited notice, in exchange for specified cash amounts (although these may be subject to specified withdrawal penalties). In addition, we may require additional funds in the event that our regulatory capital levels decline below desired levels as a result of future impairments of investment securities or other conditions, including changes in regulatory capital requirements. The principal sources of our liquidity are premiums and deposits collected from our insurance and investment products, the margin generated from in-force business and cash flow or sales proceeds from our investment portfolio. Other key sources of liquidity and funding include a variety of financing instruments, including our committed line of credit with Genworth North America Corporation (“GNA”), our indirect parent, and reinsurance transactions.

In the event market or other conditions have an adverse impact on our capital and liquidity needs beyond expectations and the sources outlined do not satisfy our needs, we would have to seek additional funding. Sources could potentially include the generation of proceeds from the sale of assets (including assets in our investment portfolio or blocks of business) or drawing on our committed line of credit with GNA. The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurers or acquirers of assets, our credit ratings and credit capacity and the performance of and outlook for our business. Market conditions may make it difficult to obtain funding or complete asset sales to generate additional liquidity, especially on short notice. Our access to funding may be further impaired if our credit or financial strength ratings are negatively impacted.

Continued downturns and volatility in equity and credit markets and the economy would materially adversely affect our business and results of operations.

Our results of operations are materially affected by the state of the economy in which we operate and conditions in the capital markets we access. The continued inactivity in the capital markets and the recessionary state of the economy has fueled uncertainty. Additionally, concerns over the availability and cost of credit and general instability of financial and other institutions have contributed to increased volatility in our business and results of operations.

Factors such as increased unemployment, lack of consumer spending, business investment, government spending, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business. In an economic downturn like the current one, which is characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for certain financial and insurance products may be adversely affected. In addition, we may experience an elevated incidence of lapses or surrenders of policies, and some of our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether.

Equity and credit markets have experienced heightened volatility and turmoil during 2008, with issuers that have exposure to the mortgage and credit markets particularly affected. These events and the continuing market upheavals have had, and may continue to have, an adverse effect on us, in part because we have a large investment portfolio and also because such events can influence customer behavior. Our revenues have declined as a result of the current environment and could continue to decline in the event that there are significant additional impairments in our investment portfolio or the equity markets further erode the profitability of our retirement income products impacted by those markets.

Downturns and volatility in equity markets may discourage purchases of separate account products, such as variable annuities, that have returns linked to the performance of the equity markets and may cause some existing customers to withdraw cash values or reduce investments in these products. In addition, if the performance of the underlying mutual funds in the separate account experience downturns and volatility for a long period of time, the payment of any living benefit guarantee available in certain variable annuity products may have an adverse effect on us, because more payments will be required to come from general account assets, than from contractholder separate account investments. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will further challenge our ability to recover deferred acquisition costs (“DAC”) on these products and could lead to write-offs of DAC, as well as increased hedging costs.

Our revenues and returns from our separately managed account products and services could also be impacted by downturns and volatility in equity markets. Because these products and services generate fees generally from the value of assets under management, a decline in the equity markets could reduce our revenues by reducing the value of the investment assets we manage. Downturns in equity markets could also lead to an increase in liabilities associated with secondary guarantee features, such as guaranteed minimum benefits on separate account products where we have equity market risk exposure.

The market for fixed income instruments has experienced significantly decreased liquidity and price valuations, increased price volatility, numerous credit downgrade events and an increased probability of default. Securities that are less liquid are more difficult to value and have been hard to dispose of in the current environment. In addition, given the continuing recession, issuers of the fixed-income securities and commercial mortgage loans that we own may default on principal and interest payments. The economic downturn has caused significant declines in the value of our fixed maturity securities portfolio and could lead to a higher rate of defaults on our fixed-income security portfolio that could adversely affect our financial results.

As a result of market conditions, investors and lenders have retreated from many investments in asset-backed securities, including those associated with non-agency residential mortgage loans and commercial mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards less risky investments, increasing the demand for U.S. Treasury instruments. This has resulted in an unfavorable liquidity environment for issuers of financial instruments such as commercial paper, long-term debt and asset-backed securities. In addition, the downturn has, and will continue to have, an adverse effect on our ability to efficiently access capital markets for capital management purposes, including the issuance of fixed and floating rate non-recourse funding obligations for purposes of supporting our term and universal life insurance products. If credit markets remain tight for a prolonged period, this is likely to have a continuing adverse impact on our profitability, liquidity and access to funding opportunities.

Investors in certain of our institutional products have chosen to not exercise maturity extension options. Investors in certain of our institutional products that have early termination provisions may choose to elect early termination provisions in favor of investment alternatives offering higher returns or different liquidity features in light of the current or future downturns, volatility in credit markets or their own current cash needs. Because we earn a spread between interest earned and interest credited on these products, earlier-than-anticipated maturities could reduce our revenues and profitability and may cause us to liquidate underlying investments earlier than anticipated, which could result in investment losses given current market conditions or cause us to use other available sources of cash.

A downgrade or a potential downgrade in our financial strength or credit ratings could result in a loss of business and adversely affect our financial condition and results of operations.

Financial strength ratings, which various rating agencies publish as measures of an insurance company’s ability to meet contractholder and policyholder obligations, are important to maintaining public confidence in our products, the ability to market our products and our competitive position. See “Item 1. Business—Financial Strength Ratings” for a complete description of our current ratings.

A ratings downgrade could occur for a variety of reasons, including reasons specifically related to Genworth, generally related to its industry or the broader financial services industry or as a result of changes by the rating agencies in their methodologies or rating criteria. A negative outlook on our ratings or a downgrade in any of our financial strength or credit ratings (including those recently announced), the announcement of a potential downgrade, or customer concerns about the possibility of a downgrade could have a material adverse effect on our business, financial condition and results of operations. These direct or indirect effects could include:

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

•

requiring us to post additional collateral or terminate contracts under the terms of the International Swaps and Derivatives Association agreements with derivative counterparties, or to provide support in the form of collateral, capital contributions or letters of credit under the terms of certain of our reinsurance, securitization and other agreements; and

•	adversely affecting our ability to obtain new reinsurance or obtain it on reasonable pricing terms.

There can be no assurance as to the impact on the financial markets of the U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions.

In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in response to the financial crises affecting the banking system and financial markets and continuing concern for the financial stability of investment banks and other financial institutions. Under the EESA, the U.S. Treasury has the authority to, among other things, invest up to $700 billion directly into certain financial institutions for the purpose of stabilizing the financial markets. In February 2009, President Barack Obama signed into law an additional economic recovery package that is designed to further stimulate the U.S. economy through a variety of measures, including new federal spending programs designed to spur new job creation and certain federal tax cuts. The U.S. government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking a variety of other actions to address the financial crisis. There can be no assurance as to what impact any of these actions will have on the financial markets, including the extreme levels of volatility and limited availability of credit currently being experienced. Continued volatility could materially and adversely affect our business, financial condition and results of operations.

We may not be able to access any of the U.S. government’s recently adopted or future financial support programs.

The U.S. government, Federal Reserve and other governmental and regulatory bodies have recently adopted and, in the future may adopt, a variety of programs to provide financial support to companies in the face of the challenging markets. The programs are evolving rapidly and many of the important details have not yet been decided. We continue to review our eligibility to participate in various programs. However, we cannot predict whether we will be eligible to participate in such programs, what the terms of participation would be or whether we would elect to participate in any programs for which we may be eligible nor can we predict the impact on the perception of our company if we are not eligible to participate in such programs.

Interest rate fluctuations could adversely affect our business and profitability.

During the second half of 2008, interest rates decreased significantly. Our insurance and investment products are sensitive to interest rate fluctuations and expose us to the risk that falling interest rates will reduce our “spread,” or the difference between the returns we earn on the investments that support our obligations under these products and the amounts that we must pay policyholders and contractholders. Because we may reduce the interest rates we credit on most of these products only at limited, pre-established intervals, and because some contracts have guaranteed minimum interest crediting rates, declines in interest rates have adversely affected, and will continue to adversely affect, the profitability of these products.

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

Our term life insurance products also expose us to the risk of interest rate fluctuations. The pricing and expected future profitability of these products are based in part on expected investment returns. Over time, term life insurance products generally produce positive cash flows as customers pay periodic premiums, which we invest as they are received. Low interest rates, like those we are currently experiencing, reduce our ability to achieve our targeted investment margins and may adversely affect the profitability of our term life insurance products.

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

Our valuation of fixed maturity, equity and trading securities may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.

Fixed maturity, equity securities and trading securities are reported at fair value on our consolidated balance sheets. They represent the majority of our total cash, cash equivalents and invested assets. Our portfolio of fixed maturity securities consists primarily of investment grade securities. During periods of market disruption, including periods of volatile asset pricing, credit-spread volatility, illiquidity and reduced transparency of market participant valuation inputs, certain of our investment securities, such as our Alt-A and sub-prime mortgage-backed securities, become difficult to value. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In these cases, valuing our investment securities may require more subjectivity and management judgment. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation thereby resulting in values that are less certain and may vary significantly from the value at which the investments may be ultimately sold. The methodologies, estimates and assumptions we use in valuing our investment securities evolve over time and are subject to different interpretation (including based on developments in relevant accounting literature), all of which can lead to changes in the value of our investment securities. Rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of investment securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.

Defaults, downgrades or other events impairing the value of our fixed maturity securities portfolio may reduce our income.

We are subject to the risk that the issuers or guarantors of fixed maturity securities we own may default on principal and interest payments they owe us. As of December 31, 2008, fixed maturity securities of $10.8 billion in our investment portfolio represented 56.2% of our total cash, cash equivalents and invested assets. The current economic downturn and severe market disruption, including but not limited to, rapidly widening credit spreads and extensive illiquidity across many asset classes has caused the fair value of our fixed maturity securities portfolio to decline. This trend, which contributed to our net loss in 2008, may continue. With the ongoing economic downturn impacting the credit quality of certain issuers or guarantors, certain of our investments have become other-than-temporarily impaired, and therefore our results of operations and financial position have been adversely affected. As a result, we recognized $820.7 million of impairments during 2008, including $350.2 million in the fourth quarter of 2008.

Events reducing the value of our investment portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write-downs or impairments are impacted by our assessment of the financial condition of the issuer, whether or not the issuer is paying its principal and interest obligations and our intent and ability to hold securities which have declined in value until recovery. The credit quality of our hybrid securities may be adversely impacted by the level and type of government support, including the risk that these institutions could be nationalized. If we determine to reposition or realign portions of the portfolio where we determine not to hold certain securities in an unrealized loss position to recovery, then we will incur an other-than-temporary impairment charge.

We may be required to recognize impairments in the value of our goodwill, which would increase our expenses and reduce our U.S. GAAP profitability.

Goodwill represents the excess of the amount we paid to acquire our subsidiaries and other businesses over the fair value of their net assets at the date of the acquisition. Under U.S. GAAP, we test the carrying value of goodwill for impairment at least annually at the “reporting unit” level, which is either an operating segment or a business one level below the operating segment. Goodwill is impaired if the fair value of the reporting unit as a whole is less than the fair value of the identifiable assets and liabilities of the reporting unit, plus the carrying value of goodwill, at the date of the test. For example, goodwill may become impaired if the fair value of a reporting unit as a whole were to decline by an amount greater than the decline in the value of its individually identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected income or cash flows of a reporting unit or generation of income by a reporting unit at a lower rate of return than similar businesses. If any portion of our goodwill becomes impaired, we would be required to recognize the amount of the impairment as a non-cash expense in the current period.

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

A decline in our risk-based capital could result in a decline in our ratings, increased scrutiny by state insurance regulators and have an adverse impact on our financial condition, results of operations and prospects.

We are subject to RBC standards and other minimum statutory capital and surplus requirements imposed under the laws of our state of domicile. The RBC standards, which are based upon the RBC Model Act adopted by the NAIC, require us to report our results of RBC calculations annually to the state departments of insurance and the NAIC. Changes in statutory accounting principles relating to RBC calculations could adversely impact our ability to meet minimum RBC and statutory capital and surplus requirements. In addition, defaults or impairments in our investment portfolio and a decline in our results of operations like those we have experienced recently have had an adverse impact on our RBC levels, in response to which we have received capital from our parent company. There can be no assurance that we will not need additional capital, or that our parent company will be able to provide it, to maintain the targeted RBC levels to support our business operations.

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

Many other companies actively compete for sales in our retirement income and institutional and protection markets, including other major insurers, banks, other financial institutions, mutual fund and asset management firms and specialty and capital markets providers. In addition, alternative products that leverage the capital markets could compete with traditional insurance products and reduce our market share.

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

As part of our overall risk and capacity management strategy, we have historically purchased reinsurance for certain risks underwritten by our various business segments. The availability and cost of reinsurance protection are impacted by our operating and financial performance as well as market conditions beyond our control. For example, continued volatility in the equity markets and the related impacts on asset values required to fund liabilities have materially reduced the availability of certain types of reinsurance and made it much more costly when it is available, as reinsurers have been less willing to take on credit risk in a volatile market. Accordingly, we may be forced to incur additional expenses for reinsurance or may not be able to obtain sufficient new reinsurance on acceptable terms, which could adversely affect our ability to write future business or obtain statutory capital credit for new reinsurance.

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

We set prices for our insurance and some annuity products based upon expected claims and payment patterns, using assumptions for, among other things, mortality rates, or likelihood of death, of our policyholders and contractholders. The long-term profitability of these products depends upon how our actual experience compares with our pricing assumptions. For example, if mortality rates are lower than our pricing assumptions, we could be required to make greater payments under annuity contracts than we had projected. Conversely, if mortality rates are higher than our pricing assumptions, we could be required to make greater payments under our life insurance policies and annuity contracts with GMDBs than we had projected.

We may be required to accelerate the amortization of deferred acquisition costs and the present value of future profits, which would increase our expenses and reduce profitability.

DAC represents costs that vary with and are primarily related to the sale and issuance of our insurance policies and investment contracts that are deferred and amortized over the estimated life of the related insurance policies and investment contracts. These costs include commissions in excess of ultimate renewal commissions, solicitation and printing costs, sales material and some support costs, such as underwriting and contract and policy issuance expenses. Under U.S. GAAP, DAC is subsequently amortized to income, over the lives of the underlying contracts, in relation to the anticipated recognition of premiums or gross profits. In addition, when we acquire a block of insurance policies or investment contracts, we assign a portion of the purchase price to the right to receive future net cash flows from existing insurance and investment contracts and policies. This intangible asset, called the present value of future profits (“PVFP”), represents the actuarially estimated present value of future cash flows from the acquired policies. We amortize the value of this intangible asset in a manner similar to the amortization of DAC.

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

We regularly review DAC and PVFP to determine if they are recoverable from future income. If these costs are not recoverable, they are charged to expenses in the financial period in which we make this determination. For example, if we determine that we are unable to recover DAC from profits over the life of a block of insurance policies or annuity contracts, or if withdrawals or surrender charges associated with early withdrawals do not fully offset the unamortized acquisition costs related to those policies or annuities, we would be required to recognize the additional DAC amortization as an expense in the current period. Continued equity market volatility could result in additional losses in our variable annuity products and associated hedging program which will challenge our ability to recover DAC on these products and could lead to write-offs of DAC.

Medical advances, such as genetic research and diagnostic imaging, and related legislation could adversely affect the financial performance of our life insurance and annuity products.

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

Medical advances could also lead to new forms of preventative care. Preventative care could extend the life and improve the overall health of individuals. If this were to occur, the duration of payments under certain of our annuity products likely would increase, thereby reducing net income in that business.

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

In response to this regulation, we have increased term and universal life insurance statutory reserves and changed our premium rates for term life insurance products. We also have implemented reinsurance and other capital management actions to mitigate the capital and tax impact of Regulations XXX and AXXX. However, we cannot provide assurance that there will not be regulatory, tax or other challenges to the actions we have taken to date. The result of those potential challenges could require us to increase statutory reserves or incur higher operating and/or tax costs.

In light of the current downturn in the credit markets, we also cannot provide assurance that we will be able to continue to implement actions to mitigate the impact of Regulation XXX or AXXX on future sales of term and universal life insurance products. Recent market conditions have limited the capacity or increased prices for these reserve funding structures. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for these structures may be hindered, and as a result our ability to write additional business in a capital efficient and cost-effective manner may be impacted. If we are unable to continue to implement these actions, we may be required to increase statutory reserves, incur higher operating costs than we currently anticipate, reduce our sales of these products or pursue alternative approaches, such as additional reinsurance and private funding transactions. We also may have to implement measures that may be disruptive to our business. For example, because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC.

Item 2. Properties

We conduct our business from various facilities, most of which are leased except for one building in Richmond, Virginia, and several facilities in Lynchburg, Virginia which we own.

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

Item 4. Submission of Matters to a Vote of Security Holders

Information omitted in accordance with General Instruction I (2)(c).

PART II

Item 5. Market For the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2008, all of our common stock, our sole class of common equity on the date hereof, was owned by GLIC. Accordingly, there was no public trading market for our common equity.

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

Item 6. Selected Financial Data

The following table sets forth selected financial information. The selected financial information as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006 has been derived from our consolidated financial statements, which have been audited by KPMG LLP and are included in “Item 8—Financial Statements and Supplementary Data.” You should read this information in conjunction with the information under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, the related notes and the accompanying independent registered public accounting firm’s report, which are included in “Item 8—Financial Statements and Supplementary Data.”

	Years ended December 31,
(Amounts in millions)	2008	2007	2006	2005	2004(1)
Consolidated Statements of Income Information
Revenues	$1,687.8	$2,653.3	$2,635.1	$2,483.6	$2,447.2
Income (loss) before cumulative effect of change in accounting principle	(409.3)	323.7	359.6	270.6	607.3

Consolidated Balance Sheet Information
Total investments	$17,063.4	$20,173.7	$20,142.5	$17,728.2	$18,978.7
Separate account assets	8,501.9	12,005.8	10,383.4	8,777.3	8,636.7
Reinsurance recoverable	8,490.7	8,670.6	9,386.8	10,187.0	10,703.5
All other assets	7,314.8	5,127.0	4,591.3	4,336.1	4,007.6

Total assets	$41,370.8	$45,977.1	$44,504.0	$41,028.6	$42,326.5

Policyholder liabilities	$24,253.6	$24,056.2	$24,776.8	$23,918.2	$25,263.5
Separate account liabilities	8,501.9	12,005.8	10,383.4	8,777.3	8,636.7
Non-recourse funding obligations	3,555.0	3,555.0	2,765.0	1,400.0	900.0
All other liabilities	1,843.3	2,073.7	2,135.1	2,327.6	2,488.6

Total liabilities	$38,153.8	$41,690.7	$40,060.3	$36,423.1	$37,288.8

	Years ended December 31,
(Amounts in millions)	2008	2007	2006	2005	2004(1)
Accumulated other comprehensive income (loss)	$(1,603.6)	$(333.3)	$22.0	$81.7	$200.7
Total stockholder’s equity	3,217.0	4,286.4	4,443.7	4,605.5	5,037.7

U.S. Statutory Financial Information(2)
Statutory capital and surplus(3)	$3,284.5	$2,496.0	$2,498.9	$2,085.0	$2,449.7
Asset valuation reserve	127.1	170.1	158.5	156.9	180.2

(1)

We entered into several significant reinsurance transactions with UFLIC, an indirect, wholly-owned subsidiary of GE. Refer to note 7 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.”

(2)

We derived the U.S. Statutory Information from Annual Statements of our insurance company subsidiaries that were filed with the insurance departments in states where we are domiciled and were prepared in accordance with statutory accounting practices prescribed or permitted by the insurance departments in states where we are domiciled. These statutory accounting practices vary in certain material respects from U.S. GAAP.

(3)

Combined statutory capital and surplus includes surplus notes issued by certain of our life insurance subsidiaries. In July 2008, the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia directed GLAIC to amend its 2007 statutory annual statement filing to reflect a revision to statutory survivorship universal life insurance reserves. The 2007 amount has been revised to reflect the amended capital and surplus.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included in “Item 8—Financial Statements and Supplementary Data.”

Overview

Our business

We are one of a number of subsidiaries of Genworth, a leading financial security company dedicated to providing insurance, wealth management, investment and financial solutions. We have two operating segments: (1) Protection and (2) Retirement Income and Institutional.

•	Protection. We offer customers term and universal life insurance and Medicare supplement insurance.

•

Retirement Income and Institutional. We offer customers a variety of wealth accumulation, income distribution and institutional products. Wealth accumulation and income distribution products principally include fixed and variable deferred and immediate individual annuities and group variable annuities offered through retirement plans. Most of our variable annuities include a GMDB. Some of our group and individual variable annuity products include guaranteed minimum benefit features such as GMWBs and certain types of guaranteed annuitization benefits. Institutional products include FABNs, funding agreements and GICs.

We also have Corporate and Other activities which include income and expenses not allocated to the segments.

Revenues and expenses

Our revenues consist primarily of the following:

•	Protection. The revenues in our Protection segment consist primarily of:

•	net premiums earned on individual life and Medicare supplement insurance policies;

•	net investment income and net investment gains (losses) allocated to this segment; and

•	policy fees and other income, including mortality and expense risk charges and surrender charges primarily from universal life insurance policies and other administrative charges.

•	Retirement Income and Institutional. The revenues in our Retirement Income and Institutional segment consist primarily of:

•	net premiums earned on single premium immediate annuities and structured settlements with life contingencies;

•	net investment income and net investment gains (losses) allocated to this segment; and

•	policy fees and other income, including surrender charges and mortality and expense risk charges primarily from variable annuities and other administrative charges.

•	Corporate and Other. The revenues in Corporate and Other consist primarily of unallocated net investment income and net investment gains (losses).

We allocate net investment gains (losses) from Corporate and Other to our Protection and Retirement Income and Institutional segments using an approach based principally upon the investment portfolios established to support each of those segments’ products and targeted capital levels.

Our expenses consist primarily of the following:

•	benefits provided to policyholders and contractholders and changes in reserves;

•	interest credited on general account balances;

•

acquisition and operating expenses, including commissions, marketing expenses, policy and contract servicing costs, overhead and other general expenses that are not capitalized (shown net of deferrals);

•	amortization of deferred policy acquisition costs and other intangible assets;

•	interest; and

•	income taxes.

We allocate corporate expenses to each of our operating segments using a methodology that includes allocated capital.

Business trends and conditions

Our business is, and we expect will continue to be, influenced by a number of industry-wide and product-specific trends and conditions.

General conditions and trends affecting our businesses

Financial and economic environment. The stability of both the financial markets and the economy in which we operate impacts our sales and revenue growth and trends in profitability of our business. Economic and financial market conditions deteriorated throughout 2008 and have continued to deteriorate in early 2009. Concerns over inflation, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and severe recession. This has resulted in declining asset prices, lower interest rates, rating agency downgrades and increases in loan delinquency rates.

We believe that the challenging market conditions combined with slowing global economies have influenced, and will continue to influence, investment and spending decisions as both consumers and businesses adjust their risk profiles in response. This is evident in the slow down of mortgage originations and consumer lending. We may experience an increase in lapses or surrenders of policies given our policyholders’ cash needs. Other factors such as government spending, the volatility and strength of the capital markets and inflation also affect the business and economic environment. Ultimately, we may see an adverse impact on sales, revenues and profitability trends of certain insurance and investment products.

In response to these current market conditions, we have tightened underwriting guidelines and increased pricing in targeted markets and products. We have also adjusted our asset-liability management strategy in an attempt to reduce risk during the current economic and financial market conditions. We have discontinued and may continue to discontinue offering products that no longer meet our risk and return criteria. We are also seeking to enhance our capital and liquidity as discussed under “—Liquidity and Capital Resources.”

In October 2008, the EESA was enacted in response to the financial crises affecting the banking system and financial markets and continuing concern for the financial stability of investment banks and other financial institutions. Under the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions, as well as invest directly into certain financial institutions, for the purpose of stabilizing the financial markets. In February 2009, President Barack Obama signed into law an additional economic recovery package that is designed to further stimulate the U.S. economy through a variety of measures, including new federal spending programs designed to spur new job creation and certain federal tax cuts. The U.S. government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking a variety of other actions to address the financial crises. There can be no assurance as to what impact any of these actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Continued volatility could materially and adversely affect our business, financial condition and results of operations.

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

In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities, including those associated with non-agency residential mortgage loans and commercial mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards less risky investments, increasing the demand for investments such as U.S. Treasury instruments.

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

These credit market conditions contributed to an increase in net unrealized investment losses since December 31, 2007 of $2,057.0 million, before tax and other offsets, in our $10,771.7 million investment portfolio of fixed maturity securities reflecting the conditions discussed above. As a result of the economic downturn in 2008, we have seen an increase in corporate bankruptcies, financial restructurings and the number of companies defaulting on their debt obligations and a decline in the performance of collateral underlying certain structured securities. These defaults and other performance factors resulting in declines in the value of our investment portfolio have contributed to $820.7 million of impairments in 2008, including $350.2 million recorded in the fourth quarter. During 2008, in some cases, the combined shift in rating, valuations and outlook for certain securities has resulted in a change in intent of whether to hold these securities to recovery of value. As a result of the challenging market conditions and expected further weakening in the economic environment, we expect to see further volatility in the valuation of these investments, as well as the potential for additional impairments on our investment portfolio or changes regarding retention strategies for certain securities. Although these economic conditions negatively impact our investment valuation, the underlying collateral associated with assets that have not been impaired continues to perform and default rates remain at historically low levels for many of the impacted asset classes.

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

Trends and conditions affecting our products

Life insurance. Results in our life insurance business are impacted by sales, mortality, persistency, investment yields and statutory reserve requirements. Additionally, sales of our products and persistency of our insurance in-force are dependent on competitive product features and pricing, distributor and customer service. As a result of a competitive pricing environment and our discipline to achieve targeted returns, we experienced lower term life insurance sales. We anticipate this trend will continue as we maintain our pricing discipline and focus on middle market term life insurance sales. We also experienced lower persistency in term life insurance policies going into their post-level rate period (10 and 15 years after policy issue). We expect these trends to continue, in general, as we maintain pricing discipline in the current competitive pricing environment.

We have also experienced a shift in focus by our distributors from term life insurance to universal life insurance products. In response to this shift in focus by our distributors, we have built out our universal life insurance capabilities with an emphasis on middle market consumers.

Regulations XXX and AXXX require insurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees and certain universal life insurance policies with secondary guarantees, which increase the capital required to write these products. For term life insurance and certain universal life insurance, we have implemented capital management actions, including the use of securitization transactions, to reduce the capital impact of these regulations. Several competitors have taken capital management actions similar to ours in response to Regulations XXX and AXXX. Recent market conditions adversely affected the availability of securitization transactions and created the need for us to pursue alternative approaches such as reinsurance and private financing transactions and we expect these conditions to continue. If we are unable to continue to implement these actions, we may be required to increase statutory reserves, incur higher operating costs than we currently anticipate, reduce our sales of these products or pursue alternative approaches, such as additional reinsurance and private financing transactions. We also may have to implement measures that may be disruptive to our business. For example, because term and universal life insurance are particularly price-sensitive products, any increase in premiums charged on these products in order to compensate us for the increased statutory reserve requirements or higher costs of reinsurance may result in a significant loss of volume and adversely affect our life insurance operations.

Retirement income. Results for our retirement income business are affected by investment performance, interest rate levels, slope of the interest rate yield curve, net interest spreads, equity market fluctuations, mortality, policyholder lapses and new product sales. Our competitive position within many of our distribution channels and our ability to retain business depends on many factors, including product features, ratings and competitive strength. We strive to maintain a competitive position by providing product features such as current and minimum crediting rates on spread-based products relative to our competitors, surrender charge periods in our annuities, as well as guaranteed benefit features we offer in variable annuity products that provide a guaranteed death or living benefit to the consumer while enabling us to actively manage our risk exposure.

Over the past several years, we have seen a decline in defined benefit retirement plans in favor of defined contribution plans with more of the responsibility for retirement income planning shifting to the individual. We believe this trend supports long-term demand for individual and group retirement income products that provide various forms of guaranteed benefits with the opportunity to realize upside market performance.

During the second half of 2008, we experienced lower variable annuity sales as a result of consumers seeking safety from recent market turbulence and uncertainty. In addition, although we experienced higher fixed annuity sales in the third quarter of 2008 and the beginning of the fourth quarter of 2008, we started to see a decline in fixed annuity sales during December 2008. Due to recent adverse market conditions, our results and ratings downgrades, certain firms have elected to suspend sales of fixed and variable annuity products issued by us. In addition, we have scaled back certain product features and reduced sales personnel supporting certain product lines due to the adverse market conditions and future risk, profitability and capital considerations. Such suspensions and company actions may have a material impact on our ability to generate new sales in these product lines. Current market pressures are also increasing our expected claim costs, the costs and effectiveness of our hedging programs and the level of capital we may need to support these products.

We believe there may be further declines in equity markets and increased equity market volatility which will continue to negatively impact the costs and effectiveness of our hedging programs. Additionally, the significant declines and increased volatility in the equity markets have negatively impacted our results during the second half of 2008 through accelerated DAC amortization and increased reserves. Market volatility has continued into early 2009 and continued volatility could result in additional losses in our variable annuity products and associated hedging program which could adversely affect our results of operations.

In response to the declines in equity markets, we will continue offering annuity products with living benefit features, such as those described above; however, certain product features will be scaled back to reduce risk. We do not believe that this will impact our competitive position as we believe these benefits will still be attractive to the consumer within our target markets.

Institutional. Results in our institutional business are affected by credit markets. Our ability to issue funding agreements, FABNs and GICs to institutional investors is primarily dependent upon the credit markets, market perception of credit and risk-based pricing and our credit rating and credit default swap levels. As a result of market turmoil and investors’ need for higher yields, credit quality and/or greater liquidity, we have seen reduced sales across these product lines. We do not anticipate writing new institutional business in the current market environment.

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

Security pricing is applied using a hierarchy, or “waterfall” approach. The vast majority of our fixed maturity and equity securities use Level 2 inputs for the determination of fair value. These fair values are obtained primarily from industry-standard pricing methodologies utilizing market observable information, when available. Because many fixed income securities do not trade on a daily basis, fair value is determined using industry-standard methodologies by applying available market information through processes such as benchmark curves, benchmarking of like-securities, sector groupings, quotes from market participants and matrix pricing. Observable information is compiled and integrates relevant credit information, perceived market movements and sector news. Additionally, security prices are periodically back-tested to validate and/or refine models as conditions warrant. Market indicators and industry and economic events are also monitored as triggers to obtain additional data. For certain structured securities with limited trading activity, industry-standard pricing methodologies utilize adjusted market information, such as index prices, or discounting expected future cash flows, to estimate fair value. These measures are not deemed observable for a particular security and results in the measurement being classified as Level 3.

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

In addition to this “waterfall” approach, we employ other valuation methods that we deem appropriate for certain externally managed funds.

The following table sets forth the fair value of our fixed maturity securities portfolio by pricing source as of the date indicated:

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Fixed maturity securities:
Priced via industry standard pricing methodologies	$8,132.7	$—	$6,331.5	$1,801.2
Priced via indicative market prices	303.7	—	—	303.7
Priced via internally developed models	2,335.3	—	534.6	1,800.7

Total fixed maturity securities	$10,771.7	$—	$6,866.1	$3,905.6

The fair value of equity securities is based upon quoted market price, except for certain infrequently traded securities where we estimate values using internally developed pricing models. These models are based upon common valuation techniques and require us to make assumptions regarding credit quality, liquidity and other factors that affect estimated values.

Other-than-temporary impairments on available-for-sale securities. We regularly review our investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and cost or amortized cost basis of the security.

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

In its letter to the Financial Accounting Standards Board (“FASB”) dated October 14, 2008, the SEC stated that, given the debt characteristics of hybrid securities, a debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the appropriate impairment model. As a result, management began using and will continue to use the debt impairment model as long as there has been no evidence of a deterioration in credit of the issuer as of the balance sheet date. The majority of our hybrid securities are with foreign financial institutions and virtually all retain a credit rating of investment grade. Despite their high credit quality, fair value of these securities remains depressed due to uncertainty surrounding the level and type of government support including the risk that these institutions could be nationalized.

Through the first three quarters of 2008, for certain securitized financial assets with contractual cash flows including mortgage-backed and asset-backed securities, Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continued to Be Held by a Transferor in Securitized Financial Assets, required that we use current information and events to periodically update our best estimate of cash flows that a market participant would use in determining the current fair value of the security. Effective October 1, 2008, FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, revised this requirement such that we use all available information to produce our best estimate of cash flows without regard to what a market participant would use to determine the current fair value. Under both models, when the fair value of a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of the estimated cash flows since the last revised estimate that is unrelated to simple changes in interest rates when considering both timing and amount, an other-than-temporary impairment charge is recognized. Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Where possible, this data is benchmarked against third-party sources. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral.

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

The amortization of DAC for traditional long-duration insurance products (including guaranteed renewable term life insurance, life-contingent structured settlements and immediate annuities) is determined as a level proportion of premium based on commonly accepted actuarial methods and reasonable assumptions about mortality, morbidity, lapse rates, expenses and future yield on related investments established when the contract or policy is issued. U.S. GAAP requires that assumptions for these types of products not be modified (or unlocked) unless recoverability testing deems them to be inadequate. Amortization is adjusted each period to reflect policy lapses or termination rates as compared to anticipated experience. Accordingly, we could experience accelerated amortization of DAC if policies terminate earlier than originally assumed.

Amortization of DAC for annuity contracts without significant mortality risk and for investment and universal life insurance products is based on expected gross profits. Expected gross profits are adjusted quarterly to reflect actual experience to date or for the unlocking of underlying key assumptions based on experience studies such as mortality, withdrawal or lapse rates, investment margin or maintenance expenses. The estimation of expected gross profits is subject to change given the inherent uncertainty as to the underlying key assumptions employed and the long duration of our policy or contract liabilities. Changes in expected gross profits reflecting the unlocking of underlying key assumptions could result in a material increase or decrease in the amortization of DAC depending on the magnitude of the change in underlying assumptions. Significant factors that could result in a material increase or decrease in DAC amortization for these products include material changes in withdrawal or lapse rates, investment spreads or mortality assumptions. For the years ended December 31, 2008, 2007 and 2006, key assumptions were unlocked in our Protection and Retirement Income and Institutional segments to reflect our current expectation of future investment spreads and mortality. The resulting change on amortization of DAC related to unlocking of underlying key assumptions was not material for the years ended December 31, 2008, 2007 and 2006.

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

We regularly review DAC to determine if it is recoverable from future income. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization, and for certain products, an increase in benefit reserves may be required. For other products, if the benefit reserves plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves.

The fourth quarter of 2008 loss recognition testing of our fee-based products in our Retirement Income and Institutional segment resulted in an increase in amortization of DAC of $46.1 million reflecting unfavorable equity markets performance.

As of December 31, 2008, we believe all of our other businesses have sufficient future income, where the related DAC would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. Continued equity market declines could result in additional losses in our variable annuity products and associated hedging program which could lead to further write-offs of DAC.

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

As of December 31, 2008, we believe all of our businesses have sufficient future income, where the related PVFP would be recoverable under adverse variations in morbidity, mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur. For the years ended December 31, 2008, 2007 and 2006, there were no charges to income as a result of our PVFP recoverability or loss recognition testing.

Valuation of goodwill. Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Subsequent to acquisition, goodwill could become impaired if the fair value of a reporting unit as a whole were to decline below the value of its individually identifiable assets and liabilities. This may occur for various reasons, including changes in actual or expected income or cash flows of a reporting unit or generation of income by a reporting unit at a lower rate of return than similar businesses.

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

The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. When available, and as appropriate, we use market approaches or other valuation techniques to corroborate discounted cash flow results. The discounted cash flow model used for each reporting unit is based on either: operating income or statutory distributable income, depending on the reporting unit being valued.

For the operating income model, we determine fair value based on the present value of the most recent income projections for each reporting unit and calculate a terminal value utilizing a terminal growth rate. The significant assumptions in the operating income model include: income projections, including the underlying assumptions; discount rate; and terminal growth rate.

For the statutory distributable income model, we determine fair value based on the present value of projected statutory net income and changes in required capital to determine distributable income for the respective reporting unit. The significant assumptions included in the statutory distributable income model include: required capital levels; income projections including the underlying assumptions; discount rate; new business projection period; and new business production growth.

The cash flows used to determine fair value are dependent on a number of significant assumptions based on our historical experience, our expectations of future performance and expected economic environment. Our estimates are subject to change given the inherent uncertainty in predicting future performance and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, new product introductions and specific industry and market conditions. Additionally, the discount rate used is based on our judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows.

During 2008, we completed our annual goodwill impairment analysis based on data as of July 1, 2008. Additionally, as a result of changes in the market environment during the second half of 2008, we performed an impairment analysis as of December 31. There was no charge to income as a result of our analyses. For the years ended December 31, 2008, 2007 and 2006, there were no charges to income as a result of our goodwill impairment testing.

Continued deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in future impairments of goodwill. More specifically, our risks associated with future goodwill impairments are primarily related to exposure associated with traditional insurance risk.

Insurance liabilities and reserves. We calculate and maintain reserves for the estimated future payment of claims to our policyholders and contractholders based on actuarial assumptions and in accordance with industry practice and U.S. GAAP. Many factors can affect these reserves, including economic and social conditions, mortality and morbidity trends, inflation, healthcare costs, changes in doctrines of legal liability and damage awards in litigation. Therefore, the reserves we establish are necessarily based on estimates, assumptions and our analysis of historical experience. Our results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. Our reserve assumptions and estimates require significant judgment and, therefore, are inherently uncertain. We cannot determine with precision the ultimate amounts that we will pay for actual claims or the timing of those payments.

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

Derivatives. We enter into freestanding derivative transactions primarily to manage the risk associated with variability in cash flows or changes in fair values related to our financial assets and liabilities. We also purchase investment securities, issue certain insurance policies and engage in certain reinsurance contracts that have embedded derivatives. The associated financial statement risk is the volatility in net income which can result from: (i) changes in the fair value of derivatives not qualifying as accounting hedges; (ii) changes in the fair value of embedded derivatives required to be bifurcated from the related host contract; (iii) ineffectiveness of designated hedges; and (iv) counterparty default. Accounting for derivatives is complex, as evidenced by significant authoritative interpretations of the primary accounting standards which continue to evolve, as well as the significant judgments and estimates involved in determining fair value in the absence of quoted market values. These estimates are based on valuation methodologies and assumptions deemed appropriate in the circumstances. Such assumptions include estimated volatility and interest rates used in the determination of fair value where quoted market values are not available. The use of different assumptions may have a material effect on the fair value amounts.

Valuation of deferred tax assets. Deferred tax assets represent the tax benefit of future deductible temporary differences and operating loss and tax credit carryforwards. Deferred tax assets are measured using the enacted tax rates expected to be in effect when such benefits are realized if there is no change in tax law. Under U.S. GAAP, we test the value of deferred tax assets for impairment on a quarterly basis at the taxpaying component level within each tax jurisdiction, consistent with our filed tax returns. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In determining the need for a valuation allowance, we consider carryback capacity, reversal of existing temporary differences, future taxable income and tax planning strategies. The determination of the valuation allowance for our deferred tax assets requires management to make certain judgments and assumptions regarding future operations that are based on our historical experience and our expectations of future performance. Our judgments and assumptions are subject to change given the inherent uncertainty in predicting future performance, which is impacted by such things as policyholder behavior, competitor pricing, new product introductions and specific industry and market conditions.

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

Our results of operations for the year ended December 31, 2006 included the results of operations of AML. As described in note 1 in “Item 8—Financial Statements and Supplementary Data,” for periods beginning after December 31, 2006, AML was not included in the results of operations.

The following table sets forth our consolidated results of operations:

	Years ended December 31,			Increase (decrease) and percentage change
(Amounts in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Revenues:
Premiums	$1,068.5	$1,063.2	$1,132.3	$5.3	0.5%	$(69.1)	(6.1)%
Net investment income	948.3	1,189.9	1,116.9	(241.6)	(20.3)%	73.0	6.5%
Net investment gains (losses)	(936.7)	(91.1)	3.1	(845.6)	NM (1)	(94.2)	NM (1)
Policy fees and other income	607.7	491.3	382.8	116.4	23.7%	108.5	28.3%

Total revenues	1,687.8	2,653.3	2,635.1	(965.5)	(36.4)%	18.2	0.7%

Benefits and expenses:
Benefits and other changes in policy reserves	1,138.8	1,105.4	1,101.9	33.4	3.0%	3.5	0.3%
Interest credited	450.7	541.3	496.7	(90.6)	(16.7)%	44.6	9.0%
Acquisition and operating expenses, net of deferrals	270.2	244.2	242.5	26.0	10.6%	1.7	0.7%
Amortization of deferred acquisition costs and intangibles	244.0	151.4	112.0	92.6	61.2%	39.4	35.2%
Interest expense	168.1	205.1	134.0	(37.0)	(18.0)%	71.1	53.1%

Total benefits and expenses	2,271.8	2,247.4	2,087.1	24.4	1.1%	160.3	7.7%

Income (loss) before income taxes and equity in net income (loss) of unconsolidated subsidiary	(584.0)	405.9	548.0	(989.9)	NM (1)	(142.1)	(25.9)%
Provision (benefit) for income taxes	(212.3)	101.3	188.4	(313.6)	NM (1)	(87.1)	(46.2)%

Net income (loss) before equity in net income (loss) of unconsolidated subsidiary	(371.7)	304.6	359.6	(676.3)	NM (1)	(55.0)	(15.3)%
Equity in net income (loss) of unconsolidated subsidiary	(37.6)	19.1	—	(56.7)	NM (1)	19.1	NM (1)

Net income (loss)	$(409.3)	$323.7	$359.6	$(733.0)	NM (1)	$(35.9)	(10.0)%

(1)	We define “NM” as not meaningful for increases or decreases greater than 200%.

2008 compared to 2007

Premiums. Premiums consist primarily of premiums earned on individual life insurance, Medicare supplement insurance, single premium immediate annuities and structured settlements with life contingencies.

•

Our Protection segment increased $28.4 million driven by in-force growth of our term life insurance from new sales and renewal premiums. This was partially offset by lower experience rating refunds from reinsurance transactions with one of our reinsurers. Also offsetting the increase was a decrease in Medicare supplement insurance premiums as lapses exceeded new sales.

•

Our Retirement Income and Institutional segment decreased $23.1 million primarily as a result of a decrease in our structured settlement annuities which are in runoff, and a decrease in life-contingent single premium immediate annuity sales.

Net investment income. Net investment income represents the income earned on our investments.

•

Our Protection segment decreased $87.3 million mainly due to lower investment yields on assets backing our non-recourse funding obligations supporting certain term and universal life insurance reserves. Additionally, income declined due to negative valuation marks on limited partnership investments and reduced yields from holding higher cash balances to cover near term obligations and portfolio positioning activities. The current year included less investment income from bond calls and commercial mortgage loan prepayments as compared to the prior year.

•

Our Retirement Income and Institutional segment decreased $141.7 million mainly attributable to lower yields on floating rate investments related to our institutional products and a decrease related to spread-based products from a decline in yield and average invested assets. The decrease was also attributable to negative valuation marks on limited partnership investments and reduced yields from holding higher cash balances to cover near term obligations and portfolio repositioning activities. The current year included less investment income from bond calls and commercial mortgage loan prepayments as compared to the prior year.

•	Corporate and other activities decreased $12.6 million as a result of holding higher cash balances.

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

•

We incurred $623.2 million of credit and/or cash flow related impairments and $197.5 million related to a change in intent to hold securities to recovery during the year ended December 31, 2008. Of total impairments, $354.9 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s expectations of an adverse change in the underlying cash flows. In addition, $189.1 million of impairments related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s change of intent to hold securities to recovery. We also had $139.3 million of impairments related to financial services companies which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments.

•

Net investment losses from derivatives were primarily from losses in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk.

Policy fees and other income. Policy fees and other income consist primarily of fees assessed against policyholder and contractholder account values, surrender charges and cost of insurance assessed on universal life insurance policies and other fees.

•	Our Protection segment decreased $1.6 million mainly attributable to lower cost of insurance charges from higher surrenders in universal life insurance in the fourth quarter of 2008.

•	Our Retirement Income and Institutional segment increased $118.0 million mainly from the early retirement of institutional contracts at a discount to contract values. Also contributing to the increase was growth of our Income Distribution Series products where growth in account values were partially offset by reductions related to the severe market decline in 2008. This increase was partially offset by a reclassification in 2008 of embedded derivative costs related to our GMWB products previously reported in net investment gains (losses).

Benefits and other changes in policy reserves. Benefits and other changes in policy reserves consist primarily of benefits paid and reserve activity related to current claims and future policy benefits on insurance and investment products for life insurance, Medicare supplement insurance and structured settlements and single premium immediate annuities with life contingencies.

•

Our Protection segment decreased $6.9 million principally attributable to a decrease in Medicare supplement insurance due to policy terminations on the block. Partially offsetting this decrease was an increase from unfavorable reserve adjustments to reflect the underlying experience and higher mortality in universal life insurance as compared to prior year. Also offsetting the decrease was an increase from growth of our term life insurance in-force block.

•

Our Retirement Income and Institutional segment increased $40.3 million mainly resulting from an increase in our guaranteed minimum benefit liabilities for our variable annuity contracts driven by declines in the equity markets and an increase in mortality claims. Also contributing to the increase was unfavorable mortality in life-contingent single premium immediate annuities and an increase in amortization of sales inducements driven by unfavorable market impacts and a larger block of business in our fee-based products. These increases were partially offset by a decrease from our runoff block of life-contingent structured settlements.

Interest credited. Interest credited represents interest credited on behalf of policyholder and contractholder general account balances.

•	Our Protection segment increased $1.8 million mainly as a result of an increase in account values in universal life insurance.

•

Our Retirement Income and Institutional segment decreased $92.4 million primarily from our institutional products attributable to the impact of lower rates on interest paid on our floating rate policyholder liabilities and a decrease in average outstanding liabilities. Our spread-based products also decreased as a result of lower account values on fixed annuities associated with surrenders more than offsetting sales. Additionally, crediting rates were reset to lower rates as certain annuities reach the end of their initial crediting rate guarantee period.

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

•	Our Protection segment increased $17.7 million largely driven by an increase in expenses from growth of in-force business in term life insurance.

•	Our Retirement Income and Institutional segment increased $8.3 million primarily as a result of growth in our Income Distribution Series products.

Amortization of deferred acquisition costs and intangibles. Amortization of deferred acquisition costs and intangibles consists primarily of the amortization of acquisition costs that are capitalized, present value of future profits and capitalized software.

•

Our Protection segment increased $9.5 million mainly driven by continued growth of insurance in-force, higher mortality and lapses and a policy valuation system input correction in a small block of term life insurance policies in the current year. Offsetting these increases was lower amortization of $12.3 million from a revision to estimated gross profit assumptions in our universal life insurance products in the current year as compared to $5.7 million in the prior year.

•

Our Retirement Income and Institutional segment increased $83.1 million primarily as a result of increased amortization of DAC due to declines in the equity markets, including $46.1 million from loss recognition testing in 2008. Partially offsetting this increase was a decrease in amortization from derivative losses related to our GMWB products and a favorable unlocking of $10.8 million in the current year associated with lower lapse rate assumptions.

Interest expense. Interest expense represents interest related to our non-recourse funding obligations. Interest expense decreased mainly as a result of a decrease in average floating rates paid on the non-recourse funding obligations reflecting the decline in the underlying index rate.

Provision (benefit) for income taxes. The effective tax rate increased to 36.4% for the year ended December 31, 2008 from 25.0% for the year ended December 31, 2007. This increase in the effective tax rate was primarily attributable to the recognition of tax benefits on a pre-tax loss in the current year, which was partially offset by reduced benefits attributable to favorable examination developments and changes in estimates.

Net income (loss)

•

Our Protection segment decreased primarily as a result of a decrease in net investment income partially offset by lower interest expense reflecting the decline in the underlying index rate and growth in term and universal life insurance in-force. The current year also included unfavorable reserve adjustments.

•

Our Retirement Income and Institutional segment decreased primarily as a result of lower net investment income, an increase in reserves from unfavorable mortality and higher DAC amortization from volatility in the equity markets and unfavorable unlocking driven by unfavorable lapses in the current year. These decreases were partially offset by growth in our Income Distribution Series products. Also offsetting the decrease was an increase in income from the early retirement of institutional contracts at a discount to contract values.

2007 compared to 2006

Premiums

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

•	Our Retirement Income and Institutional segment increased $13.6 million principally from an increase in our variable annuities, primarily our Income Distribution Series products.

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

•

Our Retirement Income and Institutional segment increased primarily from a lower effective tax rate related to favorable examination developments and a change in estimate related to the prior year’s tax provision. Additionally, income increased as a result of growth in assets under management of our variable annuities, primarily our Income Distribution Series products.

Investments and Derivative Instruments

Investment results

The following table sets forth information about our investment income, excluding net investment gains (losses), for each component of our investment portfolio for the periods indicated:

	Years ended December 31,						Increase (decrease)
	2008		2007		2006		2008 vs. 2007		2007 vs. 2006
(Amounts in millions)	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
Fixed maturity securities— taxable	5.2%	$773.6	6.0%	$928.0	6.0%	$864.9	(0.8)%	$(154.4)	—%	$63.1
Commercial mortgage loans	6.0%	168.4	6.4%	183.8	6.5%	184.0	(0.4)%	(15.4)	(0.1)%	(0.2)
Equity securities	4.4%	3.5	10.2%	3.9	3.3%	0.8	(5.8)%	(0.4)	6.9%	3.1
Other invested assets	(0.1)%	(1.4)	3.9%	71.0	3.8%	58.7	(4.0)%	(72.4)	0.1%	12.3
Policy loans	6.2%	29.7	6.1%	28.2	6.3%	30.1	0.1%	1.5	(0.2)%	(1.9)

Gross investment income before expenses and fees	4.6%	973.8	5.9%	1,214.9	5.9%	1,138.5	(1.3)%	(241.1)	—%	76.4
Expenses and fees	(0.1)%	(25.5)	(0.1)%	(25.0)	(0.1)%	(21.6)	—%	(0.5)	—%	(3.4)

Net investment income	4.5%	$948.3	5.8%	$1,189.9	5.8%	$1,116.9	(1.3)%	$(241.6)	—%	$73.0

Yields for fixed maturity and equity securities are based on weighted average amortized cost or cost, respectively. Yields for other invested assets, which include securities lending activity, are calculated net of the corresponding securities lending liability. All other yields are based on average carrying values.

For the year ended December 31, 2008, the overall investment yields decreased primarily attributable to lower yields on floating rate investments supporting floating rate policyholder liabilities and non-recourse funding obligations. Additionally, we held higher cash and short-term investment balances to cover near term obligations and portfolio repositioning strategies. Also contributing to decreased yields were lower valuation marks on limited partnership investments.

For the year ended December 31, 2007, the overall investment yields were unchanged due to increased income from bond calls, commercial mortgage loan prepayments and limited partnership investments, being offset by an increase in other invested assets that have a lower yield than the overall portfolio.

The following table sets forth net investment gains (losses) for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Available-for-sale securities:
Realized gains on sale	$31.7	$9.8	$24.7
Realized losses on sale	(56.2)	(30.2)	(25.7)
Impairments	(820.7)	(62.4)	(0.5)
Derivatives and other	(93.6)	(3.8)	5.7
Trading securities	2.6	(2.6)	(1.1)
Commercial mortgage loans	(0.5)	(1.9)	—

Net investments gains (losses)	$(936.7)	$(91.1)	$3.1

2008 Compared to 2007

•

For the year ended December 31, 2008, net investment losses increased principally from an increase in impairments. We incurred $623.2 million of credit and/or cash flow related impairments and $197.5 million related to a change in intent to hold securities to recovery. Of total impairments, $354.9 million related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s expectations of an adverse change in the underlying cash flows. In addition, $189.1 million of impairments related to sub-prime and Alt-A residential mortgage-backed and asset-backed securities as a result of management’s change of intent to hold securities to recovery. We also had $139.3 million of impairments related to financial services companies which were a result of bankruptcies, receivership or concerns about the issuer’s ability to continue to make contractual payments.

•

Net investment losses from derivatives were primarily from losses in embedded derivative liabilities associated with our variable annuity products with GMWBs exceeding the change in value of derivative instruments used for mitigating this risk during 2008.

•

The aggregate fair value of securities sold at a loss during the years ended December 31, 2008 and 2007 was $443.9 million and $1,334.6 million, respectively, which was 88.8% and 97.5% of book value, respectively. This was primarily driven by the higher interest rate environment, including widening credit spreads.

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

Commercial mortgage loans

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2008	2007	2006
Balance as of January 1	$6.9	$5.3	$11.0
Provision (release)	0.5	1.9	(5.7)
Transfer of AML	—	(0.3)	—

Balance as of December 31	$7.4	$6.9	$5.3

The increase in the provision during 2008 and 2007 was related to growth in the portfolio and a change in reserving assumptions to reflect the current market environment. During 2006, we reduced our reserve for commercial loan losses from $11.0 million to $5.3 million reflecting continued strong credit performance in this portfolio.

Investment portfolio

The following table sets forth our cash, cash equivalents and invested assets as of the dates indicated:

	December 31,
	2008		2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Fixed maturity securities, available-for-sale:
Public	$6,604.7	34.4%	$9,217.6	44.3%
Private	4,167.0	21.7	6,019.7	29.0
Other invested assets	2,991.8	15.6	1,437.5	6.9
Commercial mortgage loans	2,704.1	14.1	2,968.1	14.3
Policy loans	505.8	2.6	466.8	2.2
Equity securities, available-for-sale	90.0	0.5	64.0	0.3
Cash and cash equivalents	2,120.2	11.1	616.4	3.0

Total cash, cash equivalents and invested assets	$19,183.6	100.0%	$20,790.1	100.0%

For a discussion of the change in cash, cash equivalents and invested assets, see the comparison for this line item under “—Consolidated Balance Sheets.”

We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral and certain other financial instruments, which are carried at fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. See note 15 in our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for additional information regarding fair value measurement and classification of fair value measurements into level categories. As of December 31, 2008, approximately 35.1% of our investment holdings recorded at fair value were based on significant inputs that were not market observable and were classified as Level 3 measurements.

The following table sets forth our investments that were measured at fair value on a recurring basis as of the date indicated:

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$10,771.7	$—	$6,866.1	$3,905.6
Equity securities, available-for-sale	90.0	22.9	12.2	54.9
Other invested assets(a)	1,326.0	—	1,005.4	320.6

Total investments	$12,187.7	$22.9	$7,883.7	$4,281.1

(a)	Includes derivatives, trading securities, restricted other invested assets and securities held as collateral.

Other invested assets presented above only include collateral that is held in the form of securities with any remaining collateral balance representing cash.

The following table presents additional information for investments measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the date indicated:

	Year ended December 31, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2008	$2,044.2	$5.1	$227.2	$2,276.5
Total realized and unrealized gains (losses):
Included in net income (loss)	(618.8)	0.8	247.4	(370.6)
Included in other comprehensive income (loss)	(682.8)	(0.7)	(14.8)	(698.3)
Purchases, sales, issuances and settlements, net	(392.4)	24.7	(271.7)	(639.4)
Transfers in (out) of Level 3	3,555.4	25.0	132.5	3,712.9

Ending balance as of December 31, 2008	$3,905.6	$54.9	$320.6	$4,281.1

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(607.2)	$—	$248.8	$(358.4)

(a)	Includes certain trading securities, restricted other invested assets and derivatives.

As included in the Level 3 table above for the year ended December 31, 2008, the fair value of fixed maturity securities classified as Level 3 measurements increased by $1,861.4 million primarily as a result of an increase, or net transfer in, of securities where the fair value measurement was classified as Level 3 as of December 31, 2008 but was not previously classified as Level 3 as of January 1, 2008. The change in classification primarily resulted from a change in the observability of inputs for certain mortgage-backed, asset-backed and private placement securities based on the lack of market observable inputs for these securities. Offsetting this increase was a decrease in fair value of mortgage-backed and asset-backed securities. In addition, the sale of securities classified as Level 3 also contributed to the decrease in fixed maturity securities classified as Level 3.

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

Fixed maturity and equity securities

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$158.3	$15.9	$—	$174.2
Government—non-U.S.	178.7	3.9	(20.4)	162.2
U.S. corporate	6,209.1	30.7	(856.5)	5,383.3
Corporate—non-U.S.	1,815.1	3.7	(481.7)	1,337.1
Mortgage and asset-backed	4,975.6	26.6	(1,287.3)	3,714.9

Total fixed maturity securities	13,336.8	80.8	(2,645.9)	10,771.7
Equity securities	99.6	0.9	(10.5)	90.0

Total available-for-sale securities	$13,436.4	$81.7	$(2,656.4)	$10,861.7

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$189.3	$18.0	$(0.1)	$207.2
Government—non-U.S.	293.0	28.1	(1.4)	319.7
U.S. corporate	6,983.1	99.6	(207.3)	6,875.4
Corporate—non-U.S.	1,881.6	9.5	(79.7)	1,811.4
Mortgage and asset-backed	6,398.4	25.7	(400.5)	6,023.6

Total fixed maturity securities	15,745.4	180.9	(689.0)	15,237.3
Equity securities	60.5	3.6	(0.1)	64.0

Total available-for-sale securities	$15,805.9	$184.5	$(689.1)	$15,301.3

Changes in gross unrealized gains (losses) in our fixed maturity securities portfolio from December 31, 2007 through December 31, 2008 were primarily a result of widening spreads during 2008, particularly in mortgage-backed and asset-backed securities attributable to marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans.

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$103.2	$—	$(24.9)	$78.3
AA	167.8	—	(64.2)	103.6

Subtotal	271.0	—	(89.1)	181.9
A	49.0	—	(20.2)	28.8
BBB	110.1	—	(49.5)	60.6
BB	56.7	—	(29.6)	27.1
B	11.3	—	(3.0)	8.3
CCC and lower	50.8	0.2	(11.9)	39.1

Total sub-prime securities	$548.9	$0.2	$(203.3)	$345.8

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

As of December 31, 2008, the fair value of our mortgage-backed and asset-backed securities collateralized by sub-prime residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$48.7	$—	$—	$48.7
2005	89.5	—	—	89.5
2006	162.4	—	—	162.4
2007	45.2	—	—	45.2

Total sub-prime securities	$345.8	$—	$—	$345.8

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$166.5	$—	$(62.9)	$103.6
AA	45.4	—	(17.3)	28.1

Subtotal	211.9	—	(80.2)	131.7
A	18.7	0.9	(9.0)	10.6
BBB	62.0	—	(31.6)	30.4
BB	35.3	—	(11.4)	23.9
B	8.9	—	(0.3)	8.6
CCC and lower	12.1	2.2	(1.4)	12.9

Total sub-prime securities	$348.9	$3.1	$(133.9)	$218.1

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

Gross unrealized losses in our sub-prime and Alt-A residential mortgage-backed and asset-backed securities as of December 31, 2008 were primarily a result of widening spreads during 2008 as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. As of December 31, 2008, we expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these securities until the recovery of the fair value up to our cost basis, which may be at maturity.

As of December 31, 2008, the fair value of our mortgage-backed and asset-backed securities collateralized by Alt-A residential mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$43.7	$—	$—	$43.7
2005	83.1	—	—	83.1
2006	51.8	—	—	51.8
2007	39.5	—	—	39.5

Total Alt-A securities	$218.1	$—	$—	$218.1

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$793.8	$1.2	$(241.6)	$553.4
AA	189.7	—	(96.1)	93.6

Subtotal	983.5	1.2	(337.7)	647.0
A	267.8	0.1	(147.4)	120.5
BBB	154.1	4.2	(82.8)	75.5
BB	16.8	—	(8.6)	8.2
B	2.3	—	(1.0)	1.3
CCC and lower	0.5	0.1	(0.3)	0.3
In or near default	0.1	—	(0.1)	—

Total commercial mortgage-backed securities	$1,425.1	$5.6	$(577.9)	$852.8

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our commercial mortgage-backed securities were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Rating:
AAA	$906.4	$4.3	$(27.3)	$883.4
AA	227.8	0.2	(17.1)	210.9

Subtotal	1,134.2	4.5	(44.4)	1,094.3
A	231.2	0.2	(24.1)	207.3
BBB	144.5	4.6	(14.4)	134.7
BB	13.6	0.7	(1.5)	12.8
B	3.6	0.8	(0.1)	4.3
CCC and lower	25.2	0.1	(0.7)	24.6
In or near default	—	0.2	—	0.2

Total commercial mortgage-backed securities	$1,552.3	$11.1	$(85.2)	$1,478.2

As of December 31, 2008, the fair value of our commercial mortgage-backed securities by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$183.3	$—	$29.0	$154.3
2005	111.5	—	—	111.5
2006	337.8	—	—	337.8
2007	220.2	—	7.0	213.2

Total commercial mortgage-backed securities	$852.8	$—	$36.0	$816.8

As of December 31, 2008, the fair value of all mortgage-backed and asset-backed securities not collateralized by sub-prime residential mortgage loans, Alt-A residential mortgage loans or commercial mortgage loans by vintage and fair value level were as follows:

(Amounts in millions)	Total	Level 1	Level 2	Level 3
Vintage:
2004 and prior	$353.1	$—	$205.7	$147.4
2005	488.4	—	96.6	391.8
2006	682.7	—	421.3	261.4
2007	595.7	—	375.1	220.6
2008	178.3	—	178.3	—

Total other mortgage-backed and asset-backed securities	$2,298.2	$—	$1,277.0	$1,021.2

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2008:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
Government—non-U.S.	$105.9	$(14.9)	51	$8.3	$(5.5)	12
U.S. corporate	2,357.5	(264.7)	428	2,115.4	(591.8)	367
Corporate—non-U.S.	561.9	(118.3)	148	675.4	(363.4)	109
Asset-backed	180.4	(14.7)	46	1,758.7	(513.4)	253
Mortgage-backed	324.0	(72.8)	126	958.1	(686.4)	337

Subtotal, fixed maturity securities	3,529.7	(485.4)	799	5,515.9	(2,160.5)	1,078
Equity securities	25.3	(10.1)	3	1.7	(0.4)	4

Total temporarily impaired securities	$3,555.0	$(495.5)	802	$5,517.6	$(2,160.9)	1,082

% Below cost—fixed maturity securities:
<20% Below cost	$3,016.3	$(241.1)	595	$2,957.6	$(326.2)	436
20-50% Below cost	494.0	(222.7)	175	2,079.2	(1,030.9)	433
>50% Below cost	19.4	(21.6)	29	479.1	(803.4)	209

Total fixed maturity securities	3,529.7	(485.4)	799	5,515.9	(2,160.5)	1,078

% Below cost—equity securities:
<20% Below cost	1.9	(0.4)	1	1.0	(0.2)	1
20-50% Below cost	23.4	(9.7)	2	0.7	(0.2)	3

Total equity securities	25.3	(10.1)	3	1.7	(0.4)	4

Total temporarily impaired securities	$3,555.0	$(495.5)	802	$5,517.6	$(2,160.9)	1,082

Investment grade	$3,269.5	$(436.1)	625	$5,251.9	$(2,021.8)	969
Below investment grade	285.5	(59.4)	177	265.7	(139.1)	113

Total temporarily impaired securities	$3,555.0	$(495.5)	802	$5,517.6	$(2,160.9)	1,082

The investment securities in an unrealized loss position as of December 31, 2008 consisted of 1,884 securities and accounted for unrealized losses of $2,656.4 million. Of these unrealized losses, 92.5% were investment grade (rated AAA through BBB-) and 21.4% were less than 20% below cost. The securities less than

20% below cost were primarily corporate securities and mortgage-backed and asset-backed securities. The amount of the unrealized loss on these securities was primarily attributable to widening credit spreads during 2008.

Of the 78.6% of unrealized losses that were more than 20% below cost, approximately 47.2% were U.S. and non-U.S. corporate securities and approximately 52.4% were mortgage-backed and asset-backed securities.

•

Of the U.S. and non-U.S. corporate securities, the majority were issued by banks and other financial institutions, most of which have been in an unrealized loss position for twelve months or more. Most of these securities retain a credit rating of investment grade. The remaining unrealized losses in our U.S. and non-U.S. corporate securities are evenly distributed across all other major industry types that comprise our corporate bond holdings. Given the current market conditions, including current financial industry events and uncertainty around economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events, along with our ability and intent to retain these investments for a period of time sufficient to allow for full recovery in value or until maturity. Based on this evaluation, we determined that these securities were temporarily impaired as of December 31, 2008.

•

A subset of the securities issued by banks and other financial institutions represent investments in hybrid instruments on which a debt impairment model was employed. The majority of these hybrid securities was with foreign financial institutions and retains a credit rating of investment grade. A small number of these securities are rated below investment grade and therefore on these securities we employ an equity impairment model. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions and the risk that these institutions could be nationalized.

•

Most of the unrealized losses related to mortgage-backed and asset-backed securities have been in an unrealized loss position for twelve months or more. Given the current market conditions and limited trading on these securities, the fair value of these securities has declined due to widening credit spreads and high premiums for illiquidity. Rating agencies have actively reviewed their credit quality ratings on these securities and these securities remain primarily investment grade. We have examined the performance of the underlying collateral and expect that our investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms with no adverse changes in cash flows.

Of the investment securities in an unrealized loss position for twelve months or more as of December 31, 2008, 79 securities were 20% or more below cost and below investment grade (rated BB+ and below). These securities accounted for unrealized losses of $163.3 million. These securities, which were issued primarily by corporations in the industrial industries and residential mortgage-backed and asset-backed securities, were current on all terms.

As of December 31, 2008, we expected to collect full principal and interest and we were not aware of any adverse changes in cash flows. We expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

The preceding table includes certain hybrid securities with gross unrealized losses of approximately $8.8 million that were downgraded in early 2009. The rating actions, which were considered by management in our conclusion about whether such securities were other-than-temporarily impaired as of December 31, 2008, occurred after a capital restructuring announced by the issuer in January 2009. These subsequent events included rating downgrades to below investment grade that resulted in the assignment of split ratings by the rating agencies on these securities. As a result, in the first quarter of 2009, it is probable that we will apply the equity impairment model to such securities and application of this equity impairment model would lead us to recognize write-downs on such securities.

Despite the considerable analysis and rigor employed on these investments, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of asset-backed and mortgage-backed securities. Expectations that our investments in corporate securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also reasonably possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any market movements in our consolidated financial statements.

Other invested assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	December 31,
	2008		2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Short-term investments	$924.5	30.9%	$—	—%
Derivatives	620.7	20.7	213.3	14.9
Derivatives counterparty collateral	384.9	12.9	—	—
Restricted other invested assets	338.9	11.3	399.8	27.8
Limited partnerships	286.5	9.6	262.3	18.2
Investment in unconsolidated subsidiary	219.1	7.3	346.5	24.1
Securities lending collateral	128.0	4.3	152.4	10.6
Trading securities	62.1	2.1	62.3	4.3
Other investments	27.1	0.9	0.9	0.1

Total other invested assets	$2,991.8	100.0%	$1,437.5	100.0%

Derivatives increased due to hedges backing our FABNs and the acquisition of options to hedge risk embedded in certain products within our Retirement Income and Institutional segment. Limited partnerships increased primarily due to capital calls. The decrease in securities lending was driven by a decline in demand for the program. In the second quarter of 2008, we modified our derivative counterparty agreements to require both us and the counterparties to provide collateral in certain circumstances. As of December 31, 2008, we retained collateral of $384.9 million related to these agreements including over collateralization from certain counterparties. Prior to the second quarter of 2008, there were no provisions requiring collateral for our derivative transactions. Short-term investments increased as we are investing in these securities in order to meet scheduled maturities.

Derivatives

The fair value of derivative instruments is based upon either prices obtained from market sources or pricing valuation models utilizing market inputs obtained from market sources. The following table sets forth our positions in derivative instruments and the fair values as of the dates indicated:

	December 31,
	2008			2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$4,460.2	$510.4	$62.1	$2,513.7	$73.8	$24.4
Financial futures	1,278.8	—	—	12.5	—	—
Equity index options	511.3	104.9	—	877.6	115.6	—
Limited guarantee	250.0	5.4	—	250.0	23.9	—
Credit default swaps	56.1	—	5.1	—	—	—

Total derivatives	$6,556.4	$620.7	$67.2	$3,653.8	$213.3	$24.4

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of December 31, 2008 and 2007, the fair value presented in the preceding table included $442.7 million and $150.9 million, respectively, of derivative assets and $47.9 million and $14.5 million, respectively, of derivative liabilities that did not qualify for hedge accounting.

The increase in the notional value of derivatives during 2008 was primarily a result of entering into $1,570.0 million and $1,266.3 million of interest rate swaps and futures, respectively, to improve asset-liability management for our variable annuity products during 2008. In addition, we had increases in notional value of $376.5 million for interest rate swaps to convert fixed rate assets or liabilities into floating rate assets or liabilities consistent with the overall asset-liability management for our FABN products. These increases in notional value were partially offset by a decrease in options of $366.3 million during 2008 to reduce counterparty credit exposure and increase liquidity.

Genworth provides a limited parental guarantee to Rivermont Life Insurance Company I, which is accounted for as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, and carried at fair value.

Consolidated Balance Sheets

Total assets. Total assets decreased $4,606.3 million to $41,370.8 million as of December 31, 2008 from $45,977.1 million as of December 31, 2007.

•

Invested assets decreased $3,110.3 million mainly due to an increase in net unrealized investment losses from a generally higher interest rate environment, including widening credit spreads in our fixed maturity securities portfolio. Commercial mortgage loans decreased largely due to an increase in mortgage loan pre-payments. Partially offsetting this decrease was an increase in short-term investments as we are investing in these securities in order to meet future scheduled maturities.

•	Cash and cash equivalents increased $1,503.8 million as we are holding cash to meet scheduled maturities and portfolio repositioning.

•

Deferred acquisition costs increased $332.6 million associated with the growth of our insurance in-force in term life insurance and variable annuities, primarily our Income Distribution Series products.

•	Separate account assets decreased $3,503.9 million primarily as a result of unfavorable market performance of the underlying securities.

Total liabilities. Total liabilities decreased $3,536.9 million to $38,153.8 million as of December 31, 2008 from $41,690.7 million as of December 31, 2007.

•

Other policyholder-related account balances increased $197.4 million primarily from growth in term and universal life insurance and variable annuities, primarily our Income Distribution Series products. This increase was partially offset by an increase in surrenders in deferred annuity products as well as an increase in maturities of our institutional products.

•	Deferred tax liability decreased $754.1 million from lower deferred taxes as a result of increased net unrealized investment losses.

•	Other liabilities increased $522.8 million mainly from an increase in derivative counterparty collateral and timing of the settlement of investment trading activity.

•	Separate account liabilities decreased $3,503.9 million largely as a result of unfavorable market performance of the underlying securities.

Total stockholder’s equity. Total stockholder’s equity decreased $1,069.4 million to $3,217.0 million as of December 31, 2008 from $4,286.4 million as of December 31, 2007.

•	Current year net loss was $409.3 million.

•

Accumulated other comprehensive loss increased $1,270.3 million primarily driven by an increase in net unrealized investment losses primarily from a generally higher interest rate environment in 2008, including widening credit spreads.

•	Additional paid-in capital increased $615.1 million largely driven by a capital contribution of $610.9 million from our sole stockholder, GLIC, in the fourth quarter of 2008.

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

We maintain a master promissory note and committed line of credit with an indirect parent, GNA, of $500.0 million in total. The master promissory note and committed line of credit provide liquidity to meet normal variation in cash requirements. In addition, the master promissory note is structured to provide us the ability to lend to GNA at a comparable short-term investment return. GNA owed us $0.5 million as of December 31, 2008 and 2007 which was included in other assets in the consolidated balance sheet.

The following table sets forth our condensed consolidated cash flows for the periods indicated:

	Years ended December 31,
(Amounts in millions)	2008	2007	2006
Net cash from operating activities	$790.3	$342.2	$624.1
Net cash from investing activities	859.9	(954.0)	(2,869.3)
Net cash from financing activities	(146.4)	804.4	2,114.0

Net increase (decrease) in cash and cash equivalents	$1,503.8	$192.6	$(131.2)

Our principal sources of cash include premiums and deposits collected from our insurance and investment products, margins generated from in-force business, income from our investment portfolio and proceeds from sales of investments. As an insurance business, we typically generate positive cash flows from operating activities, as premiums collected from our insurance products and income received from our investments exceed policy acquisition costs, benefits paid, redemptions and operating expenses. These positive cash flows are then invested to support the obligations of our insurance and investment products and required capital supporting these products. Our cash flows from operating activities are affected by the timing of premiums, fees and investment income received and expenses paid. The decrease in cash flows from operating activities in 2008 was primarily driven by increases in the payment of benefits, policy surrenders and lower net investment income from lower yields, partially offset by increased derivative activity.

In analyzing our cash flow, we focus on the change in the amount of cash available and used in investing activities. Cash flows from investing activities increased in 2008 as proceeds from sales and maturities of investments exceeded purchases of investments as we are holding higher cash balances to cover near-term obligations.

Changes in cash from financing activities primarily related to the issuance of, and redemptions and benefit payments on, investment contracts, issuance and repayment of non-recourse funding obligations and dividends to our stockholders. For the year ended December 31, 2008, our net change in investment contracts was $(747.4) million as scheduled maturities exceeded new issuances. Offsetting this decrease was an increase from a cash capital contribution from GLIC, our parent, of $600.0 million. During 2008, we issued no non-recourse funding obligations.

We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities in the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. The reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, and highly rated asset-backed and corporate debt securities, all of which have maturity dates of less than three years. The fair value of securities loaned under the securities lending program was $121.0 million as of December 31, 2008. As of December 31, 2008, the fair value of collateral held under the securities lending program was $128.0 million and the offsetting obligation to return collateral of $128.2 million was included in other liabilities on the consolidated balance sheet.

Insurance companies are restricted by various state insurance laws as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Dividends in excess of the prescribed limits or the earned surplus are deemed “extraordinary” and require formal state insurance department approval. Based on estimated statutory results as of December 31, 2008, in accordance with applicable dividend regulations, we could pay $193.1 million in dividends in 2009 without obtaining regulatory approval. However, given the current market conditions, we cannot give assurance that we will pay any dividends.

In July 2008, the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia directed us to amend our 2007 statutory annual statement filing to reflect a revision to our statutory survivorship universal life insurance reserves. As amended, combined statutory net loss was $88.3 million and capital and surplus was $1,414.2 million. As of December 31, 2007, GLAIC and its subsidiaries continued to exceed the minimum required RBC levels as amended.

During 2005, we transferred approximately $499.0 million of investment securities to an affiliated special purpose entity (“SPE”), whose sole purpose is to securitize these investment securities and issue secured notes to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. The value of those securities was $338.9 million and $399.8 million as of December 31, 2008 and 2007, respectively.

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

Capital resources and financing activities

As of December 31, 2008, we had $3.6 billion of fixed and floating rate non-recourse funding obligations outstanding backing additional statutory reserves. Of these obligations, $1.7 billion were guaranteed by third-party financial guaranty insurance companies and the interest rates on these obligations are subject to rate resets triggered by negative rating agency action on the third-party financial guaranty insurance companies that guarantee these obligations. During 2008, the rates on those $1.7 billion of non-recourse funding obligations were contractually reset to the highest margin to the related underlying index rates. We may issue additional non-recourse funding obligations from time to time to help satisfy our statutory reserve requirements.

As of December 31, 2008, our institutional business in our Retirement Income and Institutional segment had outstanding $3,657.4 million of FABNs and funding agreements, of which $50.0 million had previously offered options for contractholders to make an election to extend the maturity date of the contract. Recent credit market conditions have made these types of institutional products less attractive compared to alternative products offering higher yields, credit quality and/or greater liquidity. Therefore, the contractholders with extension options elected not to extend the maturity date on their contracts, and consequently, the $50.0 million will now mature over the next three months. Also, none of our funding agreements had put provisions that would provide the contractholder the option to terminate the funding agreements for any reason.

As of December 31, 2008, we had approximately $469.5 million of GICs outstanding. Substantially all of these contracts allow for the payment of benefits at contract value to ERISA plans prior to contract maturity in the event of death, disability, retirement or change in investment election. We carefully underwrite these risks before issuing a GIC to a plan and historically have been able to effectively manage our exposure to these benefit payments. Contracts provide for early termination by the contractholder but are subject to an adjustment to the contract value for changes in the level of interest rates from the time the GIC was issued plus an early withdrawal penalty.

In December 2007, GLAIC entered into a $550.0 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) as guarantor with River Lake Insurance Company V (“River Lake V”), an indirect subsidiary, and a third-party bank that serves as the administrative agent. Genworth, our ultimate parent, guaranteed the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement, which was terminated on September 11, 2008. It was replaced with letters of credit by other third-party banks that required Genworth to provide parental support under certain circumstances in an amount up to $100.0 million. After the downgrade of its holding company, Genworth fully satisfied this obligation in December 2008. Therefore, there was no outstanding commitment as of December 31, 2008.

On December 30, 2008, GLAIC entered into a reinsurance treaty with River Lake Insurance Company VI (“River Lake VI”), a subsidiary of GLAIC, effective October 1, 2008 (the “Reinsurance Treaty”). In conjunction with the Reinsurance Treaty, on December 30, 2008, River Lake VI delivered to GLAIC a $200.0 million conditional Letter of Credit issued by a third-party bank.

We believe our cash flows from operations and other external funding resources and our committed line of credit with our indirect parent, GNA, will provide us with sufficient liquidity to meet our operating requirements in the current market environment. However, we will continue to closely monitor our liquidity and the credit markets. We cannot predict with any certainty the impact to us from any further disruptions in the credit markets.

Capital and liquidity plans in the current market environment

During 2008, the capital and credit markets experienced extreme volatility and disruption. The volatility and disruptions have intensified significantly with a severity and speed that was not anticipated. This has been driven by, among other things, heightened concerns over the conditions in the U.S. housing market, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. During 2008, among many other events, Fannie Mae and Freddie Mac were placed under federal conservatorship, Lehman Brothers Holdings Inc. filed for bankruptcy, Merrill Lynch and Wachovia were both sold to other banks, Goldman Sachs and Morgan Stanley became bank holding companies subject to regulation by the Federal Reserve, various government support programs were passed and rejected, and the Dow Jones Industrial Average had its largest single day point increase and decrease. All of these events contributed to, or in some cases were caused by, the unprecedented market conditions.

The recent market conditions have also adversely impacted our capital and liquidity plans, results of operations and financial position. These conditions disrupted our plans or certain options in the second half of 2008 to generate liquidity and capital for our operations through sales of investment securities (without realizing material losses). This environment has also made entering into certain types of reinsurance arrangements that transfer significant asset or investment risk that provide us additional capital challenging. In addition, during 2008, we incurred significant investment losses as a result of impairments, changes in intent to hold securities to recovery, and credit-related losses. As discussed below, we are pursuing a variety of strategies to meet the liquidity and capital raising challenges in the current market environment or under various future market scenarios.

In order to enhance our liquidity to meet our obligations when they come due, we are actively pursuing a plan that includes various options to increase our liquidity and capital levels or flexibility. The plan includes reducing sales of certain insurance products (to relieve capital requirements, to reflect the economic environment and our risk requirements and to optimize profitability) and further reducing operating expenses. In order to provide us with increased flexibility to address market challenges and developments, our plan also potentially includes the sale of assets (including assets in our investment portfolio or blocks of business). The availability of additional funding will depend on a variety of factors such as market conditions, regulatory considerations, the general availability of credit, the overall availability of credit to the financial services industry, the level of activity and availability of reinsurers or acquirers of assets, our credit ratings and credit capacity and the performance of and outlook for our business. In the fourth quarter of 2008, we entered into several reinsurance arrangements to provide additional capital.

We believe that we will be able to successfully complete one or more of the liquidity and capital enhancing actions described above, and that those actions, together with anticipated cash flows from operations will provide us with sufficient liquidity to meet our anticipated future funding needs. However, we cannot be sure that our funding needs will not unexpectedly increase materially and suddenly, as a result of further general market deterioration, events specific to our operations or otherwise, or that we will be able to successfully implement our plan or with the targeted results or in the time frames needed. Downgrades by one or more of the rating agencies of our financial strength ratings before we have had an opportunity to implement our plan or thereafter could cause us to narrow the scope of our business and/or have a material adverse impact on our business, financial condition and results of operations. For a discussion of the risks associated with implementing our plan and downgrades of our ratings (including those recently announced), see “—Risk Factors.”

Contractual obligations and commercial commitments

We enter into obligations to third parties in the ordinary course of our operations. These obligations, as of December 31, 2008, are set forth in the table below. However, we do not believe that our cash flow requirements can be assessed based upon the analysis of these obligations as the funding of these future cash obligations will be from future cash flows from premiums, deposits, fees and investment income that are not reflected herein. Future cash outflows, whether they are contractual obligations or not, also will vary based upon our future needs.

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

	Payments due by period
(Amounts in millions)	Total	2009	2010-2011	2012-2013	2014 and thereafter
Borrowings and interest(1)	$6,875.6	$—	$—	$—	$6,875.6
Insurance liabilities(2)	11,122.0	1,694.5	2,404.9	2,294.8	4,727.8
Securities lending(3)	128.0	128.0	—	—	—
Limited partnership commitments(4)	111.4	41.4	38.1	16.8	15.1
Unrecognized tax benefits(5)	48.9	22.7	6.2	1.0	19.0

Total contractual obligations	$18,285.9	$1,886.6	$2,449.2	$2,312.6	$11,637.5

(1)

Includes payments of principal and interest on our non-recourse funding obligations as described in note 10 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data.” For our U.S. domiciled insurance companies, any payment of principal, including by redemption, or interest on our non-recourse funding obligations are subject to regulatory approval. River Lake Insurance Company IV, a Bermuda domiciled insurance company, may repay principal of up to 15% of its capital without prior approval. The total amount for borrowings and interest in this table does not equal the amounts on our consolidated balance sheet due to interest included in the table that is expected to be payable in future years.

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

(3)	The timing for the return of the collateral associated with our securities lending program is uncertain; therefore, the return of collateral is reflected as being due in 2009.
(4)	Includes amounts we are committed to fund for interests in limited partnerships.
(5)

Includes the settlement of uncertain tax positions, with related interest, based on the estimated timing of the resolution of income tax examinations in multiple jurisdictions. See notes 2 and 11 to our consolidated financial statements under “Item 8—Financial Statements and Supplementary Data” for a discussion of uncertain tax positions.

Off-Balance Sheet Transactions

We have used off-balance sheet securitization transactions to mitigate and diversify our asset risk position and to adjust the asset class mix in our investment portfolio by reinvesting securitization proceeds in accordance with our approved investment guidelines.

The transactions we have used involved securitizations of some of our receivables and investments that were secured by commercial mortgage loans, fixed maturity securities or other receivables, consisting primarily of policy loans. Total securitized assets remaining as of December 31, 2008 and 2007 were $242.0 million and $279.4 million, respectively.

There were no off-balance sheet securitization transactions in 2008, 2007 and 2006.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of the loss of fair value resulting from adverse changes in market rates and prices, such as interest rates and equity prices. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying financial instruments are traded. The following is a discussion of our market risk exposures and our risk management practices.

Credit markets experienced reduced liquidity, higher volatility and widening credit spreads across asset classes, mainly the result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A mortgage loan collateral underlying residential mortgage-backed securities during 2008. See “—Business trends and conditions” and “—Investments and Derivative Instruments” in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of the current market conditions.

We enter into market-sensitive instruments primarily for purposes other than trading. The carrying value of our investment portfolio as of December 31, 2008 and 2007 was $17,063.4 million and $20,173.7 million, respectively, of which 63.1% and 75.5%, respectively, was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We mitigate the market risk associated with our fixed maturity securities portfolio by closely matching the duration of our fixed maturity securities with the duration of the liabilities that those securities are intended to support.

We are exposed to equity risk on our holdings of common stocks and other equities, as well as risk on products where we have equity market risk exposure. We manage equity price risk through industry and issuer diversification and asset allocation techniques.

We use derivative financial instruments, such as interest rate swaps, financial futures and option-based financial instruments, as part of our risk management strategy. We use these derivatives to mitigate certain risks, including interest rate risk and equity risk, by:

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

The following discussion about the potential effects of changes in interest rates and equity market prices is based on so-called “shock-tests,” which model the effects of interest rate and equity market price shifts on our financial condition and results of operations. Although we believe shock tests provide the most meaningful analysis permitted by the rules and regulations of the SEC, they are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and by their inability to include the extraordinarily complex market reactions that normally would arise from the market shifts modeled. Although the following results of shock tests for changes in interest rates and equity market prices may have some limited use as benchmarks, they should not be viewed as forecasts. These forward-looking disclosures also are selective in nature and address only the potential impacts on our financial instruments. For the purpose of this sensitivity analysis, we excluded the potential impacts on our insurance liabilities that are not considered financial instruments, with the exception of those insurance liabilities that have embedded derivatives that are required to be bifurcated in accordance with U.S. GAAP. They do not include a variety of other potential factors that could affect our business as a result of these changes in interest rates and equity market prices.

Interest rate risk

One means of assessing exposure of our fixed maturity securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in market value resulting from a hypothetical change in interest rates of 100 basis points across all maturities. This is sometimes referred to as a parallel shift in the yield curve. Under this model, with all other factors constant and assuming no offsetting change in the value of our liabilities, we estimated that such an increase in interest rates would cause the market value of our fixed income securities portfolio to decline by approximately $434.2 million before the effect of deferred taxes, DAC and PVFP, based on our securities positions as of December 31, 2008.

We also performed a similar sensitivity analysis on our derivative portfolio and embedded derivatives associated with the GMWB liabilities and noted that a 100 basis point increase in interest rates resulted in a decrease in fair value of $275.3 million for our derivatives portfolio and a decrease of $221.0 million related to our embedded derivative liabilities as of December 31, 2008.

Equity market risk

One means of assessing exposure to changes in equity market prices is to estimate the potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 10%. Under this model, with all other factors constant, we estimated that such a decline in equity market prices would not have a material impact on the market value of our equity investments based on our equity positions as of December 31, 2008.

We performed a similar sensitivity analysis on our equity market derivatives and embedded derivatives associated with the GMWB liabilities and noted that a 10% decline in equity market prices resulted in an increase in fair value of $108.9 million for our equity market derivatives and an increase of $108.9 million related to our embedded derivative liabilities.

Fluctuations in equity market prices also affect our variable annuity products, which depend upon fees that are related primarily to the value of assets under management. Continued equity market volatility could adversely impact our revenues and returns of these products. In addition, material losses in our variable annuity products and associated hedging program could challenge our ability to recover DAC on these products and could lead to further write-offs of DAC.

Derivative counterparty credit risk

We manage our derivative counterparty credit risk on an individual counterparty basis. We have set individual counterparty limits and consider our exposure to each counterparty by taking into account the specific exposures to such counterparty on an aggregate basis. If a counterparty exceeds credit exposure limits in terms of amounts owed to us, unless an exception is granted by management, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All of our master swap agreements contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement.

Swaps and purchased options are conducted within the credit policy constraints provided in the table below. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P if the agreements governing such transactions require both parties to provide collateral in certain circumstances.

The following table sets forth derivative counterparty credit limits by credit rating as of December 31, 2008:

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

Genworth Life and Annuity Insurance Company and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors

Genworth Life and Annuity Insurance Company:

We have audited the accompanying consolidated balance sheets of Genworth Life and Annuity Insurance Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genworth Life and Annuity Insurance Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Genworth Life and Annuity Insurance Company and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia

March 2, 2009

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in millions)

	Years ended December 31,
	2008	2007	2006
Revenues:
Premiums	$1,068.5	$1,063.2	$1,132.3
Net investment income	948.3	1,189.9	1,116.9
Net investment gains (losses)	(936.7)	(91.1)	3.1
Policy fees and other income	607.7	491.3	382.8

Total revenues	1,687.8	2,653.3	2,635.1

Benefits and expenses:
Benefits and other changes in policy reserves	1,138.8	1,105.4	1,101.9
Interest credited	450.7	541.3	496.7
Acquisition and operating expenses, net of deferrals	270.2	244.2	242.5
Amortization of deferred acquisition costs and intangibles	244.0	151.4	112.0
Interest expense	168.1	205.1	134.0

Total benefits and expenses	2,271.8	2,247.4	2,087.1

Income (loss) before income taxes and equity in net income (loss) of unconsolidated subsidiary	(584.0)	405.9	548.0
Provision (benefit) for income taxes	(212.3)	101.3	188.4

Net income (loss) before equity in net income (loss) of unconsolidated subsidiary	(371.7)	304.6	359.6
Equity in net income (loss) of unconsolidated subsidiary	(37.6)	19.1	—

Net income (loss)	$(409.3)	$323.7	$359.6

See Accompanying Notes to Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in millions, except share and per share amounts)

	December 31,
	2008	2007
Assets
Investments:
Fixed maturity securities available-for-sale, at fair value	$10,771.7	$15,237.3
Equity securities available-for-sale, at fair value	90.0	64.0
Commercial mortgage loans	2,704.1	2,968.1
Policy loans	505.8	466.8
Other invested assets ($338.9 and $399.8 restricted)	2,991.8	1,437.5

Total investments	17,063.4	20,173.7
Cash and cash equivalents	2,120.2	616.4
Accrued investment income	158.7	167.4
Deferred acquisition costs	3,294.8	2,962.2
Goodwill	450.9	450.9
Intangible assets	641.5	502.3
Reinsurance recoverable	8,490.7	8,670.6
Other assets	648.7	427.8
Separate account assets	8,501.9	12,005.8

Total assets	$41,370.8	$45,977.1

Liabilities and stockholder’s equity
Liabilities:
Future policy benefits	$9,936.2	$9,809.4
Policyholder account balances	14,017.3	13,962.3
Liability for policy and contract claims	280.9	263.1
Unearned premiums	19.2	21.4
Deferred income tax liability	323.8	1,077.9
Non-recourse funding obligations	3,555.0	3,555.0
Other liabilities ($396.5 and $415.1 restricted)	1,519.5	995.8
Separate account liabilities	8,501.9	12,005.8

Total liabilities	38,153.8	41,690.7

Commitments and contingencies

Stockholder’s equity:
Common stock ($1,000 par value, 50,000 shares authorized, 25,651 shares issued and outstanding)	25.6	25.6
Additional paid-in capital	4,686.7	4,071.6

Accumulated other comprehensive income (loss):
Net unrealized investment gains (losses)	(1,649.7)	(338.2)
Derivatives qualifying as hedges	46.1	4.9

Total accumulated other comprehensive income (loss)	(1,603.6)	(333.3)
Retained earnings	108.3	522.5

Total stockholder’s equity	3,217.0	4,286.4

Total liabilities and stockholder’s equity	$41,370.8	$45,977.1

See Accompanying Notes to Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholder’s Equity

(Amounts in millions)

	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholder’s equity
Balances as of December 31, 2005	$120.0	$25.6	$4,020.1	$81.7	$358.1	$4,605.5

Comprehensive income (loss):
Net income	—	—	—	—	359.6	359.6
Net unrealized gains (losses) on investment securities	—	—	—	(62.4)	—	(62.4)
Derivatives qualifying as hedges	—	—	—	(0.6)	—	(0.6)
Additional minimum pension liability	—	—	—	3.3	—	3.3

Total comprehensive income (loss)						299.9
Redemption of preferred stock	(10.0)	—	—	—	—	(10.0)
Dividends and other transactions with stockholders	—	—	5.2	—	(456.9)	(451.7)

Balances as of December 31, 2006	110.0	25.6	4,025.3	22.0	260.8	4,443.7

Comprehensive income (loss):
Net income	—	—	—	—	323.7	323.7
Net unrealized gains (losses) on investment securities	—	—	—	(359.9)	—	(359.9)
Derivatives qualifying as hedges	—	—	—	4.6	—	4.6

Total comprehensive income (loss)						(31.6)
Redemption of preferred stock	(110.0)	—	—	—	—	(110.0)
Dividends and other transactions with stockholder	—	—	46.3	—	(62.0)	(15.7)

Balances as of December 31, 2007	—	25.6	4,071.6	(333.3)	522.5	4,286.4

Comprehensive income (loss):
Net loss	—	—	—	—	(409.3)	(409.3)
Net unrealized gains (losses) on investment securities	—	—	—	(1,311.5)	—	(1,311.5)
Derivatives qualifying as hedges	—	—	—	41.2	—	41.2

Total comprehensive income (loss)						(1,679.6)
Capital contribution	—	—	610.9	—	—	610.9
Other transactions with stockholder	—	—	4.2	—	(4.9)	(0.7)

Balances as of December 31, 2008	$—	$25.6	$4,686.7	$(1,603.6)	$108.3	$3,217.0

See Accompanying Notes to Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in millions)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(409.3)	$323.7	$359.6
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net investments (gains) losses	936.7	91.1	(3.1)
Equity in net (income) loss of unconsolidated subsidiary	37.6	(19.1)	—
Charges assessed to policyholders	(364.3)	(349.5)	(295.2)
Net increase (decrease) in trading and derivative instruments	199.8	(94.9)	(70.8)
Amortization of fixed maturity discounts and premiums	36.7	(7.4)	0.3
Acquisition costs deferred	(399.9)	(488.3)	(489.1)
Amortization of deferred acquisition costs and intangibles	244.0	151.4	112.0
Deferred income taxes	(108.4)	215.7	236.0
Change in certain assets and liabilities:
Accrued investment income and other assets	(105.3)	(139.6)	68.7
Insurance reserves	819.2	707.5	708.9
Other liabilities and other policy-related balances	(96.5)	(48.4)	(3.2)

Net cash from operating activities	790.3	342.2	624.1

Cash flows from investing activities:
Proceeds from maturities and repayments of investments:
Fixed maturity securities	1,812.5	2,419.7	2,627.8
Commercial mortgage loans	297.1	505.6	228.0
Proceeds from sales of investments:
Fixed maturity and equity securities	1,152.1	1,477.1	950.7
Purchases and originations of investments:
Fixed maturity and equity securities	(1,305.4)	(4,477.9)	(6,187.2)
Commercial mortgage loans	(31.4)	(692.1)	(461.4)
Other invested assets, net	(1,026.0)	(148.2)	(12.0)
Cash related to transfer of subsidiary to an affiliate	—	(27.0)	—
Policy loans, net	(39.0)	(11.2)	(15.2)

Net cash from investing activities	859.9	(954.0)	(2,869.3)

Cash flows from financing activities:
Proceeds from issuance of investment contracts	3,999.4	4,582.0	5,237.1
Redemption and benefit payments on investment contracts	(4,746.8)	(4,450.9)	(4,047.0)
Proceeds from short-term borrowings and other, net	272.8	518.2	423.0
Payments on short-term borrowings	(271.8)	(522.4)	(394.4)
Proceeds from issuance of non-recourse funding obligations	—	790.0	1,365.0
Capital contribution from parent	600.0	—	—
Redemption of preferred stock	—	(110.0)	(10.0)
Dividends paid to stockholders	—	(2.5)	(459.7)

Net cash from financing activities	(146.4)	804.4	2,114.0

Net change in cash and cash equivalents	1,503.8	192.6	(131.2)
Cash and cash equivalents at beginning of year	616.4	423.8	555.0

Cash and cash equivalents at end of year	$2,120.2	$616.4	$423.8

See Accompanying Notes to Consolidated Financial Statements

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

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

On May 31, 2004, we became a direct, wholly-owned subsidiary of GLIC while remaining an indirect, wholly-owned subsidiary of Genworth Financial, Inc. (“Genworth”). Until March 12, 2007, our preferred shares were owned by an affiliate, Brookfield Life Assurance Company Limited (“BLAC”). On March 12, 2007, we redeemed the remaining outstanding preferred shares for par value of $110.0 million and paid $2.5 million in dividends on the redeemed preferred shares. On April 30, 2007, the issued shares of preferred stock were retired.

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

Upon consummation of the FHL and FCL mergers, GLAIC transferred its ownership of American Mayflower Life Insurance Company of New York (“AML”), formerly a wholly-owned subsidiary of FCL, to Genworth Life Insurance Company of New York (“GLICNY”), an affiliate, in exchange for a non-majority ownership interest in GLICNY. AML merged into GLICNY, with GLICNY being the surviving entity. For periods beginning after December 31, 2006, AML was not included in our consolidated financial statements.

On January 1, 2007, we transferred assets of $1,377.2 million, including cash and cash equivalents of $27.0 million and liabilities of $1,091.2 million of AML to GLICNY in exchange for an investment in GLICNY of $334.4 million, representing a 34.5% investment in GLICNY. Additionally, $2.1 million was recorded related to unrealized net investment gains and derivative items in equity related to the transfer. The transfer was recorded at book value as the entities were under common control, and accordingly, the difference of $46.3 million between the book value of AML and the investment in GLICNY was recorded as additional paid-in capital. Our investment in GLICNY is recorded under the equity method of accounting. As of December 31, 2008 and 2007, the carrying value of our investment in GLICNY was $219.1 million and $346.5 million, respectively, and was included in other invested assets.

The accompanying condensed consolidated financial statements include the historical operations and accounts of the Company and its subsidiaries which include Assigned Settlement, Inc., GNWLAAC Real Estate Holding, LLC, Jamestown Life Insurance Company, River Lake Insurance Company (“River Lake I”), River Lake Insurance Company II (“River Lake II”), River Lake Insurance Company III (“River Lake III”), River Lake Insurance Company IV Limited (“River Lake IV”), River Lake Insurance Company V (“River Lake V”), River Lake Holding Company V, LLC, River Lake Insurance Company VI (“River Lake VI”) and Rivermont Life Insurance Company I (“Rivermont I”). All intercompany accounts and transactions have been eliminated in consolidation.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(b) Nature of Business

We have two segments: (i) Protection; and (ii) Retirement Income and Institutional.

Protection products are intended to provide protection against financial hardship primarily after the death of an insured and to protect income and assets from other adverse economic impacts of significant health care costs. Our principal product lines under the Protection segment are term life insurance, universal life insurance and Medicare supplement insurance.

Retirement Income and Institutional contracts include fixed and variable immediate and deferred individual annuities, variable life insurance products, funding agreements backing notes (“FABNs”), funding agreements and guaranteed investment contracts (“GICs”). Most of our variable annuities include a guaranteed minimum death benefit (“GMDB”). Some of our group and individual variable annuity products include guaranteed minimum benefit features such as guaranteed minimum withdrawal benefits (“GMWB”) and certain types of guaranteed annuitization benefits. On May 1, 2008, we discontinued the sales of variable life insurance policies, however, we continue to service existing policies. In 2006, we discontinued the sale of structured settlement annuities.

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

(2) Summary of Significant Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Years Ended December 31, 2008, 2007 and 2006

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

Other-than-temporary impairments on available-for-sale securities

As of each balance sheet date, we evaluate securities holdings in an unrealized loss position. For debt securities, the primary factors considered in our evaluation are: (a) the length of time and the extent to which the fair value has been or is expected to be less than cost or amortized cost, (b) the financial condition, credit rating and near-term prospects of the issuer and (c) whether the debtor is current on contractually obligated interest and principal payments. Where we do not expect full recovery of value or do not intend to hold such securities until they have fully recovered their carrying value, based on the circumstances present at the date of evaluation, we recognize an impairment charge. When there has been an adverse change in underlying future cash flows on lower quality securities that represent an interest in securitized financial assets, we recognize an impairment charge.

Estimating the underlying future cash flows is a quantitative and qualitative process that incorporates information received from third-party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. Where possible, this data is benchmarked against third-party sources.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

In addition to consideration of all available information, we also consider our intent and ability to retain a temporarily depressed security until recovery. We believe that our intent and ability to hold an investment, along with the ability of the investment to generate cash flows that have not changed adversely, are the primary factors in assessing whether we recognize an impairment charge.

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

(e) Fair Value Measurements

As defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We hold fixed maturity and equity securities, trading securities, derivatives, embedded derivatives, securities held as collateral, separate account assets and certain other financial instruments, which are carried at fair value.

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

Years Ended December 31, 2008, 2007 and 2006

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

Years Ended December 31, 2008, 2007 and 2006

price quotations; time value and volatility factors underlying options; market interest rates; and non-performance risk. For product-related embedded derivatives, we also include certain policyholder assumptions in the determination of fair value.

(f) Commercial Mortgage Loans

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

(g) Securities Lending Activity

We engage in certain securities lending transactions for the purpose of enhancing the yield on our investment securities portfolio, which require the borrower to provide collateral, consisting of cash and government securities, on a daily basis, in amounts equal to or exceeding 102% of the fair value of the applicable securities loaned. We maintain effective control over all loaned securities and, therefore, continue to report such securities as fixed maturity securities in the consolidated balance sheets. Cash and non-cash collateral, such as a security, received by us on securities lending transactions is reflected in other invested assets with an offsetting liability recognized in other liabilities for the obligation to return the collateral. Any cash collateral received is reinvested by our custodian based upon the investment guidelines provided within our agreement. The reinvested cash collateral is primarily invested in U.S. and foreign government securities, U.S. government agency securities, and highly rated asset-backed and corporate debt securities, all of which have maturity dates of less than three years. The fair value of securities loaned under the securities lending program was $121.0 million and $146.2 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the fair value of collateral held under the securities lending program was $128.0 million and $152.4 million, respectively, and the offsetting obligation to return collateral of $128.2 million and $152.4 million, respectively, was included in other liabilities on the consolidated balance sheets. We had no non-cash collateral as of December 31, 2008 and 2007.

(h) Cash and Cash Equivalents

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(i) Deferred Acquisition Costs

Acquisition costs include costs that vary with, and are primarily related to, the acquisition of insurance and investment contracts. Such costs are deferred and amortized as follows:

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

We regularly review all of these assumptions and periodically test DAC for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized DAC for a line of business, a charge to income is recorded for additional DAC amortization, and for certain products, an increase in benefit reserves may be required. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized DAC), a charge to income is recorded for additional DAC amortization or for increased benefit reserves. For the year ended December 31, 2008, we recorded a $46.1 million charge to DAC related to our loss recognition testing. For the years ended December 31, 2007 and 2006, no charges to income were recorded as a result of our DAC recoverability or loss recognition testing.

(j) Intangible Assets

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

We regularly review all of these assumptions and periodically test PVFP for recoverability. For deposit products, if the current present value of estimated future gross profits is less than the unamortized PVFP for a line of business, a charge to income is recorded for additional PVFP amortization. For other products, if the benefit reserve plus anticipated future premiums and interest income for a line of business are less than the current estimate of future benefits and expenses (including any unamortized PVFP), a charge to income is recorded for additional PVFP amortization or for increased benefit reserves. For the years ended December 31, 2008, 2007 and 2006, no charges to income were recorded as a result of our PVFP recoverability or loss recognition testing.

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

Years Ended December 31, 2008, 2007 and 2006

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

(k) Goodwill

Goodwill is not amortized but is tested for impairment at least annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. We test goodwill using a fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. We recognize an impairment charge for any amount by which the carrying amount of a reporting unit’s goodwill exceeds its fair value.

The determination of fair value for our reporting units is primarily based on an income approach whereby we use discounted cash flows for each reporting unit. When available, and as appropriate, we use market approaches or other valuation techniques to corroborate discounted cash flow results. The discounted cash flow model used for each reporting unit is based on either: operating income or statutory distributable income, depending on the reporting unit being valued.

The cash flows used to determine fair value are dependent on a number of significant management assumptions based on our historical experience, our expectations of future performance and expected economic environment. Our estimates are subject to change given the inherent uncertainty in predicting future performance and cash flows, which are impacted by such things as policyholder behavior, competitor pricing, new product introductions and specific industry and market conditions. Additionally, the discount rate used in our discounted cash flow approach is based on management’s judgment of the appropriate rate for each reporting unit based on the relative risk associated with the projected cash flows.

There was no goodwill impairment charge recorded in 2008, 2007 or in 2006. See note 6 for additional information related to goodwill.

(l) Reinsurance

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

(m) Derivatives

Derivative financial instruments are used to manage risk through one of four principal risk management strategies including: (i) liabilities; (ii) invested assets; (iii) portfolios of assets or liabilities; and (iv) forecasted transactions.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

On the date we enter into a derivative contract, management designates the derivative as a hedge of the identified exposure (fair value or cash flow). If a derivative does not qualify for hedge accounting according to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the changes in its fair value and all scheduled periodic settlement receipts and payments are reported in income.

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

If it is determined that the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract and accounted for as a stand-alone derivative. Such embedded derivatives are recorded in the consolidated balance sheets at fair value and are classified consistent with their host contract. Changes in their fair value are recognized in the current period in income. If we are unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the consolidated balance sheets at fair value, with changes in fair value recognized in the current period in income.

Changes in the fair value of non-qualifying derivatives, including embedded derivatives, changes in fair value of certain derivatives and related hedged items in fair value hedge relationships and hedge ineffectiveness on qualifying derivative instruments are reported in net investment gains (losses).

(n) Separate Accounts

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

(o) Insurance Reserves

Future Policy Benefits

We account for the liability for future policy benefits in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises. We include insurance-type contracts, such as traditional life insurance in the liability for future policy benefits. Insurance-type contracts are broadly defined to include contracts with significant mortality and/or morbidity risk. The liability for future benefits of insurance contracts is the present value of such benefits less the present value of future net premiums based on mortality, morbidity and other assumptions, which are appropriate at the time the policies are issued or acquired. These assumptions are periodically evaluated for potential reserve deficiencies. Reserves for cancelable accident and health insurance are based upon unearned premiums, claims incurred but not reported and claims in the process of settlement. This estimate is based on our historical experience and that of the insurance industry, adjusted for current trends. Any changes in the estimated liability are reflected in income as the estimates are revised.

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

Years Ended December 31, 2008, 2007 and 2006

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

(q) Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The deferred tax assets and/or liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled, if there is no change in the law. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

For the period beginning January 1, 2004, and ending on the date of the transfer of our outstanding capital stock to Genworth, we were included in the consolidated federal income tax return of General Electric (“GE”). During this period, we were subject to a tax-sharing arrangement that allocated taxes on a separate company basis, but provided benefit for current utilization of losses and credits.

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

We are party to an assumption agreement with our indirect parent company, Genworth North America Corporation (“GNA”), whereby GNA assumes responsibility for any tax contingencies (that will not give rise to future reversals) on our behalf. These contingencies are reflected as an expense of the Company when incurred and are included in current tax expense. The Company recognizes the corresponding amount as a change in stockholder’s equity since the liability for the contingency is assumed by GNA.

(r) Variable Interest Entities

We are involved in certain entities that are considered variable interest entities (“VIEs”) as defined under U.S. GAAP, and, accordingly, we evaluate the VIE to determine whether we are the primary beneficiary and are required to consolidate the assets and liabilities of the entity. The determination of the primary beneficiary for a VIE can be complex and requires management judgment regarding the expected results of the entity and how those results are absorbed by beneficial interest holders. We also have retained interests in VIEs where we are the servicer and transferor of certain assets that were sold to a newly created VIE and are also the servicer for certain VIEs. As of December 31, 2008 and 2007, we were not required to consolidate any VIEs as a result of our interest in any of the respective entities.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(s) Accounting Changes

Impairment Guidance of EITF Issue No. 99-20

On December 31, 2008, we adopted FASB Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. The FSP amends the impairment guidance effective October 1, 2008 for investments that are subject to FASB Emerging Issues Task Force (“EITF”) Issue No. 99-20 requiring all available information be used to produce our best estimate of cash flows rather than relying exclusively upon what a market participant would use to determine the current fair value. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

Transfers of Financial Assets and Interests in Variable Interest Entities

On December 31, 2008, we adopted FSP FAS 140-4 and FASB Interpretation (“FIN”) 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP amends the disclosure requirements regarding transfers of financial assets and involvement in VIEs to require additional disclosures for public entities. FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on our consolidated financial statements.

Credit Derivatives and Certain Guarantees

On December 31, 2008, we adopted FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP requires certain disclosures by sellers of credit derivatives and requires additional disclosure about the current status of the payment/performance risk of guarantees. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on our consolidated financial statements.

Other-Than-Temporary Impairments on Available-For-Sale Securities

On October 14, 2008, the Office of the Chief Accountant at the U.S Securities and Exchange Commission, issued a letter to the FASB that stated, given the debt characteristics of hybrid securities, they would not object to the application of a debt impairment model to hybrid investments provided there has been no evidence of deterioration in credit of the issuer. A debt impairment model could be used for filings subsequent to October 14, 2008, until the FASB further addresses the appropriate impairment model. As a result, management began using and will continue to use the debt impairment model as long as there has been no evidence of deterioration in credit of the issuer as of the balance sheet date.

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. Additionally, on January 1, 2008, we elected the partial adoption of SFAS No. 157 under the provisions of FSP FAS 157-2, which amends SFAS No. 157 to allow an entity to delay the application of this statement until January 1, 2009 for certain non-financial assets and liabilities. Under the provisions of the FSP, we will delay the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill and indefinite-lived intangible assets and eligible non-financial assets and liabilities included within a business combination. On October 10, 2008, we adopted FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active. The FSP provides guidance and clarification on how

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

management’s internal assumptions, observable market information and market quotes are considered when applying SFAS No. 157 in inactive markets. The adoption of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

Fair Value Option for Financial Assets and Financial Liabilities

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides an option, on specified election dates, to report selected financial assets and liabilities, including insurance contracts, at fair value. Subsequent changes in fair value for designated items are reported in income in the current period. The adoption of SFAS No. 159 did not impact our consolidated financial statements as no items were elected for measurement at fair value upon initial adoption. We will continue to evaluate eligible financial assets and liabilities on their election dates. Any future elections will be disclosed in accordance with the provisions outlined in the statement.

Amendment of FASB Interpretation No. 39

On January 1, 2008, we adopted FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39. This FSP amends FIN No. 39, Offsetting of Amounts Related to Certain Contracts, to allow fair value amounts recognized for collateral to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under certain circumstances. The FSP also requires an entity to disclose the accounting policy decision to offset, or not to offset, fair value amounts in accordance with FIN No. 39, as amended. We do not, and have not previously, offset the fair value amounts recognized for derivatives with the amounts recognized as collateral.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. This guidance clarifies the criteria that must be satisfied to recognize the financial statement benefit of a position taken in our tax returns. The criteria for recognition in the consolidated financial statements set forth in FIN No. 48 require an affirmative determination that it is more likely than not, based on a tax position’s technical merits, that we are entitled to the benefit of that position.

Upon adoption of FIN No. 48 on January 1, 2007, the total amount of unrecognized tax benefits was $74.3 million, of which, $53.3 million, if recognized, would affect the effective tax rate.

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts

On January 1, 2007, we adopted the American Institute of Certified Public Accountants Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. This statement provides guidance on accounting for deferred acquisition costs and other balances on an internal replacement, defined broadly as a modification in product benefits, features, rights or coverages that occurs by the exchange of an existing contract for a new contract, or by amendment, endorsement or rider to an existing contract, or by the election of a benefit, feature, right or coverage within an existing contract. The adoption of SOP 05-1 had no impact on our consolidated results of operations and financial position.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(t) Accounting Pronouncements Not Yet Adopted

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

(3) Investments

(a) Net Investment Income

Sources of net investment income for the years ended December 31 were as follows:

(Amounts in millions)	2008	2007	2006
Fixed maturity securities—taxable	$773.6	$928.0	$864.9
Commercial mortgage loans	168.4	183.8	184.0
Equity securities	3.5	3.9	0.8
Other investments	(1.4)	71.0	58.7
Policy loans	29.7	28.2	30.1

Gross investment income before expenses and fees	973.8	1,214.9	1,138.5
Expenses and fees	(25.5)	(25.0)	(21.6)

Net investment income	$948.3	$1,189.9	$1,116.9

(b) Net Investment Gains (Losses)

Net investment gains (losses) for the years ended December 31 were as follows:

(Amounts in millions)	2008	2007	2006
Available-for-sale securities:
Realized gains on sale	$31.7	$9.8	$24.7
Realized losses on sale	(56.2)	(30.2)	(25.7)
Impairments	(820.7)	(62.4)	(0.5)
Derivatives and other	(93.6)	(3.8)	5.7
Net unrealized gains (losses) on trading securities	2.6	(2.6)	(1.1)
Commercial mortgage loan loss reserve	(0.5)	(1.9)	—

Net investments gains (losses)	$(936.7)	$(91.1)	$3.1

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

(Amounts in millions)	2008	2007	2006
Net unrealized gains (losses) on investment securities:
Fixed maturity securities	$(2,565.1)	$(508.1)	$69.0
Equity securities	(9.6)	3.5	1.2
Restricted other invested assets	(57.6)	(15.3)	(6.8)
Investment in unconsolidated subsidiary	(152.5)	(10.5)	—
Other invested assets	0.7	—	—

Subtotal	(2,784.1)	(530.4)	63.4

Adjustments to present value of future profits and deferred acquisitions costs	311.4	12.3	(30.2)
Deferred income taxes, net	823.0	179.9	(11.5)

Net unrealized investment gains (losses)	$(1,649.7)	$(338.2)	$21.7

The change in net unrealized gains (losses) on available-for-sale investment securities reported in accumulated other comprehensive income (loss) for the years ended December 31 was as follows:

(Amounts in millions)	2008	2007	2006
Net unrealized investment gains (losses) as of January 1	$(338.2)	$21.7	$84.1

Unrealized gains (losses) arising during the period:
Unrealized gains (losses) on investment securities	(3,097.8)	(673.8)	(122.5)
Adjustment to deferred acquisition costs	150.8	14.8	4.7
Adjustment to present value of future profits	148.3	27.7	20.8
Provision for deferred income taxes	938.5	219.4	33.5

Change in unrealized gains (losses) on investment securities	(1,860.2)	(411.9)	(63.5)
Reclassification adjustments to net investment (gains) losses, net of deferred taxes of $(295.4), $(28.0) and $(0.5)	548.7	52.0	1.1

Net unrealized investment gains (losses) as of December 31	$(1,649.7)	$(338.2)	$21.7

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(d) Fixed Maturity and Equity Securities

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$158.3	$15.9	$—	$174.2
Government—non-U.S.	178.7	3.9	(20.4)	162.2
U.S. corporate	6,209.1	30.7	(856.5)	5,383.3
Corporate—non-U.S.	1,815.1	3.7	(481.7)	1,337.1
Mortgage and asset-backed	4,975.6	26.6	(1,287.3)	3,714.9

Total fixed maturity securities	13,336.8	80.8	(2,645.9)	10,771.7
Equity securities	99.6	0.9	(10.5)	90.0

Total available-for-sale securities	$13,436.4	$81.7	$(2,656.4)	$10,861.7

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our fixed maturity and equity securities classified as available-for-sale were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$189.3	$18.0	$(0.1)	$207.2
Government—non-U.S.	293.0	28.1	(1.4)	319.7
U.S. corporate	6,983.1	99.6	(207.3)	6,875.4
Corporate—non-U.S.	1,881.6	9.5	(79.7)	1,811.4
Mortgage and asset-backed	6,398.4	25.7	(400.5)	6,023.6

Total fixed maturity securities	15,745.4	180.9	(689.0)	15,237.3
Equity securities	60.5	3.6	(0.1)	64.0

Total available-for-sale securities	$15,805.9	$184.5	$(689.1)	$15,301.3

We generally intend to hold securities in unrealized loss positions until they recover. However, from time to time, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, we sell securities in the ordinary course of managing our portfolio to meet diversification, credit quality, yield and liquidity requirements. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which the intent to hold the securities to recovery no longer exists. The aggregate fair value of securities sold at a loss during the twelve months ended December 31, 2008 was $443.9 million, which was approximately 88.8% of book value.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2008:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
Government—non-U.S.	$105.9	$(14.9)	51	$8.3	$(5.5)	12
U.S. corporate	2,357.5	(264.7)	428	2,115.4	(591.8)	367
Corporate—non-U.S.	561.9	(118.3)	148	675.4	(363.4)	109
Asset-backed	180.4	(14.7)	46	1,758.7	(513.4)	253
Mortgage-backed	324.0	(72.8)	126	958.1	(686.4)	337

Subtotal, fixed maturity securities	3,529.7	(485.4)	799	5,515.9	(2,160.5)	1,078
Equity securities	25.3	(10.1)	3	1.7	(0.4)	4

Total temporarily impaired securities	$3,555.0	$(495.5)	802	$5,517.6	$(2,160.9)	1,082

% Below cost—fixed maturity securities:
<20% Below cost	$3,016.3	$(241.1)	595	$2,957.6	$(326.2)	436
20-50% Below cost	494.0	(222.7)	175	2,079.2	(1,030.9)	433
>50% Below cost	19.4	(21.6)	29	479.1	(803.4)	209

Total fixed maturity securities	3,529.7	(485.4)	799	5,515.9	(2,160.5)	1,078

% Below cost—equity securities:
<20% Below cost	1.9	(0.4)	1	1.0	(0.2)	1
20-50% Below cost	23.4	(9.7)	2	0.7	(0.2)	3

Total equity securities	25.3	(10.1)	3	1.7	(0.4)	4

Total temporarily impaired securities	$3,555.0	$(495.5)	802	$5,517.6	$(2,160.9)	1,082

Investment grade	$3,269.5	$(436.1)	625	$5,251.9	$(2,021.8)	969
Below investment grade	285.5	(59.4)	177	265.7	(139.1)	113

Total temporarily impaired securities	$3,555.0	$(495.5)	802	$5,517.6	$(2,160.9)	1,082

The investment securities in an unrealized loss position as of December 31, 2008 consisted of 1,884 securities and accounted for unrealized losses of $2,656.4 million. Of these unrealized losses, 92.5% were investment grade (rated AAA through BBB-) and 21.4% were less than 20% below cost. The securities less than 20% below cost were primarily corporate securities and mortgage-backed and asset-backed securities. The amount of the unrealized loss on these securities was primarily attributable to widening credit spreads during 2008.

Of the 78.6% of unrealized losses that were more than 20% below cost, approximately 47.2% were U.S. and non-U.S. corporate securities and approximately 52.4% were mortgage-backed and asset-backed securities.

•

Of the U.S. and non-U.S. corporate securities, the majority were issued by banks and other financial institutions, most of which have been in an unrealized loss position for twelve months or more. Most of these securities retain a credit rating of investment grade. The remaining unrealized losses in our U.S.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

and non-U.S. corporate securities are evenly distributed across all other major industry types that comprise our corporate bond holdings. Given the current market conditions, including current financial industry events and uncertainty around economic conditions, the fair value of these securities has declined due to widening credit spreads. In our examination of these securities, we considered all available evidence, including the issuers’ financial condition and current industry events, along with our ability and intent to retain these investments for a period of time sufficient to allow for full recovery in value or until maturity. Based on this evaluation, we determined that these securities were temporarily impaired as of December 31, 2008.

•

A subset of the securities issued by banks and other financial institutions represent investments in hybrid instruments on which a debt impairment model was employed. The majority of these hybrid securities was with foreign financial institutions and retains a credit rating of investment grade. A small number of these securities are rated below investment grade and therefore on these securities we employ an equity impairment model. The fair value of these securities has been impacted by widening credit spreads which reflect current financial industry events including uncertainty surrounding the level and type of government support of European financial institutions, potential capital restructuring of these institutions and the risk that these institutions could be nationalized.

•

Most of the unrealized losses related to mortgage-backed and asset-backed securities have been in an unrealized loss position for twelve months or more. Given the current market conditions and limited trading on these securities, the fair value of these securities has declined due to widening credit spreads and high premiums for illiquidity. Rating agencies have actively reviewed the credit quality ratings on these securities and these securities remain primarily investment grade. We have examined the performance of the underlying collateral and expect that our investments in mortgage-backed and asset-backed securities will continue to perform in accordance with their contractual terms with no adverse changes in cash flows.

Of the investment securities in an unrealized loss position for twelve months or more as of December 31, 2008, 79 securities were 20% or more below cost and below investment grade (rated BB+ and below). These securities accounted for unrealized losses of $163.3 million. These securities, which were issued primarily by corporations in the financial services, utilities, consumer cyclical and communication industries and residential mortgage-backed securities, were current on all terms.

As of December 31, 2008, we expected to collect full principal and interest and we were not aware of any adverse changes in cash flows. We expect these investments to continue to perform in accordance with their original contractual terms and we have the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be at maturity. Accordingly, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

The preceding table includes certain hybrid securities with gross unrealized losses of approximately $8.8 million that were downgraded in early 2009. The rating actions, which were considered by management in our conclusion about whether such securities were other-than-temporarily impaired as of December 31, 2008, occurred after a capital restructuring announced by the issuer in January 2009. These subsequent events included rating downgrades to below investment grade that resulted in the assignment of split ratings by the rating agencies on these securities. As a result, in the first quarter of 2009, it is probable that we will apply the equity impairment model to such securities and application of this equity impairment model would lead us to recognize write-downs on such securities.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Despite the considerable analysis and rigor employed on these investments, it is at least reasonably possible that the underlying collateral of these investments will perform worse than current market expectations. Such events may lead to adverse changes in cash flows on our holdings of asset-backed and mortgage-backed securities and potential future write-downs within our portfolio of asset-backed and mortgage-backed securities. Expectations that our investments in corporate securities will continue to perform in accordance with their contractual terms are based on evidence gathered through our normal credit surveillance process. Although we do not anticipate such events, it is at least reasonably possible that issuers of our investments in corporate securities will perform worse than current expectations. Such events may lead us to recognize potential future write-downs within our portfolio of corporate securities. It is also reasonably possible that such unanticipated events would lead us to dispose of those certain holdings and recognize the effects of any market movements in our consolidated financial statements.

The following table presents the gross unrealized losses and fair values of our investment securities, aggregated by investment type and length of time that individual investment securities have been in a continuous unrealized loss position, as of December 31, 2007:

	Less than 12 months			12 months or more
(Dollar amounts in millions)	Fair value	Gross unrealized losses	# of securities	Fair value	Gross unrealized losses	# of securities
Description of Securities
Fixed maturity securities:
U.S. government, agencies and government sponsored entities	$16.7	$(0.1)	2	$—	$—	—
Government—non-U.S.	26.1	(1.4)	19	—	—	—
U.S. corporate	2,512.4	(114.3)	352	1,313.9	(93.0)	242
Corporate—non-U.S.	977.7	(48.9)	124	416.1	(30.8)	70
Asset-backed	2,271.2	(184.7)	281	873.9	(59.5)	106
Mortgage-backed	1,613.6	(106.7)	289	463.3	(49.6)	127

Subtotal, fixed maturity securities	7,417.7	(456.1)	1,067	3,067.2	(232.9)	545
Equity securities	—	—	—	0.8	(0.1)	2

Total temporarily impaired securities	$7,417.7	$(456.1)	1,067	$3,068.0	$(233.0)	547

% Below cost—fixed maturity securities:
<20% Below cost	$7,210.4	$(308.9)	990	$2,991.2	$(183.9)	509
20-50% Below cost	172.2	(94.9)	54	69.5	(33.3)	28
>50% Below cost	35.1	(52.3)	23	6.5	(15.7)	8

Total fixed maturity securities	7,417.7	(456.1)	1,067	3,067.2	(232.9)	545

% Below cost—equity securities:
<20% Below cost	—	—	—	0.8	(0.1)	2

Total equity securities	—	—	—	0.8	(0.1)	2

Total temporarily impaired securities	$7,417.7	$(456.1)	1,067	$3,068.0	$(233.0)	547

Investment grade	$7,129.5	$(442.2)	982	$2,963.5	$(219.4)	508
Below investment grade	288.2	(13.9)	85	104.5	(13.6)	39

Total temporarily impaired securities	$7,417.7	$(456.1)	1,067	$3,068.0	$(233.0)	547

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The scheduled maturity distribution of fixed maturity securities as of December 31, 2008 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(Amounts in millions)	Amortized cost or cost	Fair value
Due in one year or less	$441.0	$439.1
Due after one year through five years	2,341.5	2,078.5
Due after five years through ten years	1,964.4	1,602.0
Due after ten years	3,614.3	2,937.2

Subtotal	8,361.2	7,056.8
Mortgage and asset-backed	4,975.6	3,714.9

Total	$13,336.8	$10,771.7

As of December 31, 2008, $1,197.6 million of our investments (excluding mortgage and asset-backed securities) were subject to certain call provisions.

As of December 31, 2008, securities issued by finance and insurance, utilities and energy, and consumer—non-cyclical industry groups represented approximately 29.4%, 22.2% and 12.2% of our domestic and foreign corporate fixed maturity securities portfolio, respectively. No other industry group comprised more than 10% of our investment portfolio. This portfolio is widely diversified among various geographic regions in the U.S. and internationally, and is not dependent on the economic stability of one particular region.

As of December 31, 2008, we did not hold any fixed maturity securities which individually exceeded 10% of stockholder’s equity.

As of December 31, 2008 and 2007, $8.8 million and $8.2 million, respectively, of securities were on deposit with various state government insurance departments in order to comply with relevant insurance regulations.

(e) Commercial Mortgage Loans

Our mortgage loans are collateralized by commercial properties, including multi-family residential buildings. The carrying value of commercial mortgage loans is stated at original cost net of prepayments, amortization and allowance for loan losses.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

We diversify our commercial mortgage loans by both property type and geographic region. The following tables set forth the distribution across property type and geographic region for commercial mortgage loans as of the dates indicated:

	December 31,
	2008		2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Property Type
Office	$729.4	26.9%	$850.6	28.6%
Retail	711.9	26.3	747.4	25.2
Industrial	709.7	26.2	769.9	25.9
Apartments	277.0	10.2	315.9	10.6
Hotel	254.7	9.4	254.1	8.5
Mixed use/other	26.6	1.0	34.8	1.2

Total principal balance	2,709.3	100.0%	2,972.7	100.0%

Unamortized balance of loan origination fees and costs	2.2		2.3
Allowance for losses	(7.4)		(6.9)

Total	$2,704.1		$2,968.1

	December 31,
	2008		2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Geographic Region
South Atlantic	$801.5	29.6%	$873.6	29.4%
Pacific	690.7	25.5	739.7	24.9
Middle Atlantic	347.4	12.8	390.4	13.1
East North Central	268.0	9.9	312.3	10.5
Mountain	171.3	6.3	187.8	6.3
West North Central	128.9	4.8	143.0	4.8
New England	117.5	4.3	120.4	4.1
East South Central	98.5	3.6	108.1	3.6
West South Central	85.5	3.2	97.4	3.3

Total principal balance	2,709.3	100.0%	2,972.7	100.0%

Unamortized balance of loan origination fees and costs	2.2		2.3
Allowance for losses	(7.4)		(6.9)

Total	$2,704.1		$2,968.1

For the year ended December 31, 2008, there were no mortgage originations. For the year ended December 31, 2007, we originated $66.4 million of mortgages secured by real estate in California, which represented 9.6% of our total originations for that year. As of December 31, 2008, our total mortgage holdings secured by real estate in California was $490.6 million, which was 18.1% of our total mortgage holdings.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

“Impaired” loans are defined by U.S. GAAP as loans for which it is probable that the lender will be unable to collect all amounts due according to original contractual terms of the loan agreement.

Under these principles, we have two types of “impaired” loans: loans requiring specific allowances for losses and loans expected to be fully recoverable because the carrying amount has been reduced previously through charge-offs or deferral of income recognition. There were no impaired loans or non-income producing commercial mortgage loans as of or for December 31, 2008 or 2007.

The following table presents the activity in the allowance for losses during the years ended December 31:

(Amounts in millions)	2008	2007	2006
Balance as of January 1	$6.9	$5.3	$11.0
Provision (release)	0.5	1.9	(5.7)
Transfer of AML	—	(0.3)	—

Balance as of December 31	$7.4	$6.9	$5.3

During 2006, we reduced our reserve for commercial loan losses from $11.0 million to $5.3 million reflecting continued strong credit performance in this portfolio.

(f) Other Invested Assets

The following table sets forth the carrying values of our other invested assets as of the dates indicated:

	December 31,
	2008		2007
(Amounts in millions)	Carrying value	% of total	Carrying value	% of total
Short-term investments	$924.5	30.9%	$—	—%
Derivatives	620.7	20.7	213.3	14.9
Derivatives counterparty collateral	384.9	12.9	—	—
Restricted other invested assets	338.9	11.3	399.8	27.8
Limited partnerships	286.5	9.6	262.3	18.2
Investment in unconsolidated subsidiary	219.1	7.3	346.5	24.1
Securities lending collateral	128.0	4.3	152.4	10.6
Trading securities	62.1	2.1	62.3	4.3
Other investments	27.1	0.9	0.9	0.1

Total other invested assets	$2,991.8	100.0%	$1,437.5	100.0%

Restricted other invested assets

On August 19, 2005, we transferred approximately $499.0 million of investment securities to an affiliated special purpose entity (“SPE”) whose sole purpose is to securitize these investment securities and issue secured notes (the “Secured Notes”) to various affiliated companies. The securitized investments are owned in their entirety by the SPE and are not available to satisfy the claims of our creditors. However, we are entitled to principal and interest payments made on the Secured Notes we hold. Under U.S. GAAP, the transaction is accounted for as a secured borrowing. Accordingly, the Secured Notes are included within our consolidated financial statements as available-for-sale fixed maturity securities and the liability equal to the proceeds received upon transfer has been included in other liabilities. Additionally, the investment securities transferred are included in other invested assets and are shown as restricted assets.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

As of December 31, 2008, the amortized cost or cost, gross unrealized gains (losses) and fair value of our restricted other invested assets were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
Foreign other	$361.5	$0.9	$(56.3)	$306.1
U.S. corporate	35.0	0.9	(3.1)	32.8

Total restricted other invested assets	$396.5	$1.8	$(59.4)	$338.9

As of December 31, 2007, the amortized cost or cost, gross unrealized gains (losses) and fair value of our restricted other invested assets were as follows:

(Amounts in millions)	Amortized cost or cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed maturity securities:
Foreign other	$377.0	$0.7	$(16.1)	$361.6
U.S. corporate	38.1	0.4	(0.3)	38.2

Total restricted other invested assets	$415.1	$1.1	$(16.4)	$399.8

Expected maturities may differ from scheduled contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties. The scheduled maturity distribution of the restricted other invested assets as of December 31, 2008 was as follows:

(Amounts in millions)	Amortized cost or cost	Fair value
Due in one year or less	$19.5	$19.3
Due after one year through five years	196.7	170.3
Due after five years through ten years	138.5	121.6
Due after ten years	41.8	27.7

Total restricted other invested assets	$396.5	$338.9

As of December 31, 2008, $47.8 million of our restricted other invested assets were subject to certain call provisions.

As of December 31, 2008, we did not hold any restricted other invested assets which individually exceeded 10% of stockholder’s equity.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Certain derivative instruments are designated as cash flow hedges under SFAS No. 133. In accordance with SFAS No. 133, the changes in fair value of these instruments are recorded as a component of other comprehensive income (loss). We designate and account for the following as cash flow hedges, when they have met the effectiveness requirements of SFAS No. 133: (i) various types of interest rate swaps to convert floating rate investments to fixed rate investments; (ii) various types of interest rate swaps to convert floating rate liabilities into fixed rate liabilities; and (iii) other instruments to hedge the cash flows of various other forecasted transactions.

The following table provides a reconciliation of current period changes, net of applicable income taxes, for these designated derivatives presented in the separate component of stockholder’s equity labeled “derivatives qualifying as hedges,” for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Derivatives qualifying as effective accounting hedges as of January 1	$4.9	$0.3	$0.9
Current period increases in fair value, net of deferred taxes of $0.0, $0.0 and $0.0	41.1	4.7	—
Reclassification to net income, net of deferred taxes of $0.0, $0.0 and $0.3	0.1	(0.1)	(0.6)

Derivatives qualifying as effective accounting hedges as of December 31	$46.1	$4.9	$0.3

Derivatives qualifying as effective accounting hedges contain $45.7 million and $4.6 million, net of taxes, as of December 31, 2008 and 2007, respectively, from our investment in GLICNY. The $45.7 million, net of taxes, recorded in stockholder’s equity as of December 31, 2008 is expected to be reclassified to future income through our equity in income of unconsolidated subsidiary. The remaining $0.4 million, net of taxes, is expected to be reclassified to future income, concurrently with and primarily offsetting changes in interest expense and interest income on floating-rate instruments and interest income on future fixed-rate bond purchases. No amounts were reclassified to income during the years ended December 31, 2008, 2007 or 2006 in connection with forecasted transactions that were no longer considered probable of occurring.

Certain derivative instruments are designated as fair value hedges under SFAS No. 133. In accordance with SFAS No. 133, the changes in fair value of these instruments are recorded in income. In addition, changes in the fair value attributable to the hedged portion of the underlying instrument are reported in income. We designate and account for the following as fair value hedges when they have met the effectiveness requirements of SFAS No. 133: (i) various types of interest rate swaps to convert fixed rate investments to floating rate investments; (ii) various types of interest rate swaps to convert fixed rate liabilities into floating rate liabilities; and (iii) other instruments to hedge various other fair value exposures of investments.

We also enter into certain non-qualifying derivative instruments such as: (i) interest rate swaps and financial futures to mitigate interest rate risk as part of managing regulatory capital positions; (ii) credit default swaps to enhance yield and reproduce characteristics of investments with similar terms and credit risk; and (iii) equity index options, interest rate swaps and financial futures to mitigate the risks associated with liabilities that have guaranteed minimum benefits.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Positions in derivative instruments

The fair value of derivative instruments is based upon either prices obtained from market sources or pricing valuation models utilizing market inputs obtained from market sources. The following table sets forth our positions in derivative instruments and the fair values as of the dates indicated:

	December 31,
	2008			2007
(Amounts in millions)	Notional value	Assets	Liabilities	Notional value	Assets	Liabilities
Interest rate swaps	$4,460.2	$510.4	$62.1	$2,513.7	$73.8	$24.4
Financial futures	1,278.8	—	—	12.5	—	—
Equity index options	511.3	104.9	—	877.6	115.6	—
Limited guarantee	250.0	5.4	—	250.0	23.9	—
Credit default swaps	56.1	—	5.1	—	—	—

Total derivatives	$6,556.4	$620.7	$67.2	$3,653.8	$213.3	$24.4

The fair value of derivative assets was recorded in other invested assets and the fair value of derivative liabilities was recorded in other liabilities. As of December 31, 2008 and 2007, the fair value presented in the preceding table included $442.7 million and $150.9 million, respectively, of derivative assets and $47.9 million and $14.5 million, respectively, of derivative liabilities that did not qualify for hedge accounting.

The fair value of embedded derivatives associated with our GMWB product liabilities, not included in the table above, was $769.9 million and $30.3 million as of December 31, 2008 and 2007, respectively, and is presented in policyholder account balances with the associated liability.

Genworth provides a limited parental guarantee to Rivermont I which is accounted for as a derivative under SFAS No. 133 and carried at fair value. This derivative does not qualify for hedge accounting and therefore changes in fair value are reported in net investment gains (losses) in the consolidated statements of income. As of December 31, 2008 and 2007, the fair value of this derivative was $5.4 million and $23.9 million, respectively, and was recorded in other invested assets.

Income effects of derivatives

In the context of hedging relationships, “effectiveness” refers to the degree to which fair value changes in the hedging instrument offset corresponding fair value changes in the hedged item attributable to the risk being hedged. Certain elements of hedge positions cannot qualify for hedge accounting whether effective or not, and must therefore be marked to market through income. Time value of purchased options is the most common example of such elements in instruments we use. The ineffectiveness reported in the fair value of hedge positions for the twelve months ended December 31, 2008, 2007 and 2006 was not material. There were no amounts excluded from the measure of effectiveness in the twelve months ended December 31, 2008, 2007 and 2006 related to the hedge of future cash flows.

We hold certain derivative instruments that do not qualify for hedge accounting. The changes in fair value of these instruments are recognized currently in net investment gains (losses). For the years ended December 31, 2008, 2007 and 2006, the effect on pre-tax income (loss) was $640.8 million, $30.2 million and $(2.3) million, respectively. The effect on pre-tax income (loss) for changes in fair value of embedded derivatives associated with our GMWB product liabilities was $(727.5) million, $(34.7) million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Derivative counterparty credit risk

We manage derivative counterparty credit risk on an individual counterparty basis, which means that gains and losses are netted for each counterparty to determine the amount at risk. We have set individual counterparty limits and consider our exposure to each counterparty by taking into account the specific exposures of each of our subsidiaries to such counterparty on an aggregate basis. If a counterparty exceeds credit exposure limits in terms of amounts owed to us, unless an exception is granted by management, no additional transactions are executed until the exposure with that counterparty is reduced to an amount that is within the established limit. All of our master swap agreements contain credit downgrade provisions that allow a party to assign or terminate derivative transactions if the other party’s long-term unsecured debt rating or financial strength rating is below the limit defined in the applicable agreement. If the downgrade provisions had been triggered as of December 31, 2008, we could have been required to disburse up to $0.8 million and allowed to claim up to $199.5 million from counterparties. This represents the net fair value of losses and gains by counterparty, less $384.9 million of available collateral held. Of the $384.9 million of available collateral held, we were over collateralized by $30.1 million. As of December 31, 2008 and 2007, net fair value gains for each counterparty were $554.4 million and $193.1 million, respectively. As of December 31, 2008 and 2007, net fair value losses for each counterparty were $0.8 million and $4.2 million, respectively.

Swaps and purchased options are conducted within our credit policy constraints. Our policy permits us to enter into derivative transactions with counterparties rated “A2” by Moody’s and “A” by S&P if the agreements governing such transactions require us and the counterparties to provide collateral in certain circumstances. As of December 31, 2008, we retained collateral of $384.9 million related to these agreements including over collateralization from certain counterparties. Prior to the second quarter of 2008, there were no provisions requiring collateral for our derivative transactions. As of December 31, 2008 and 2007, we provided no collateral. The fair value of derivative positions presented above was not offset by the respective collateral amounts retained or provided under these agreements. The amounts recognized for the obligation to return collateral retained by us and the right to reclaim collateral from counterparties was recorded in other liabilities and other assets, respectively.

Credit derivatives

We sell protection under single name credit default swaps in combination with purchasing other investments to reproduce characteristics of similar investments based on the credit quality and term of the credit default swap. Credit default triggers for single name reference entities follow the Credit Derivatives Physical Settlement Matrix published by the International Swaps and Derivatives Association. Under these terms, credit default triggers are defined as bankruptcy, failure to pay or restructuring, if applicable. Our maximum exposure to credit loss equals the notional value of the credit default swaps. In the event of default, we are typically required to pay the protection holder the full notional value less a recovery rate determined at auction.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following table sets forth our credit default swaps where we sell protection on single name reference entities and the fair values as of the date indicated:

	December 31, 2008
(Amounts in millions)	Notional value	Assets	Liabilities
Reference entity credit rating and maturity:
AAA
Matures after one year through five years	$6.0	$—	$0.5
A
Matures after one year through five years	16.5	—	1.4
Matures after five years through ten years	5.0	—	0.3
BBB
Matures after one year through five years	23.6	—	2.8
Matures after five years through ten years	5.0	—	0.1

Total single name credit default swaps	$56.1	$—	$5.1

(5) Deferred Acquisition Costs

Activity impacting deferred acquisition costs for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Unamortized balance as of January 1	$2,955.5	$2,668.1	$2,162.4
Costs deferred	399.9	488.3	489.1
Amortization, net of interest accretion	(202.0)	(97.8)	(49.6)
Transfer of AML	—	(103.1)	—
Transfer due to reinsurance transaction with an affiliate(1)	(16.1)	—	—
Adjustments(2)	—	—	66.2

Unamortized balance as of December 31	3,137.3	2,955.5	2,668.1
Accumulated effect of net unrealized investment (gains) losses	157.5	6.7	(8.1)

Balance as of December 31	$3,294.8	$2,962.2	$2,660.0

(1)	See note 7 for a discussion of a reinsurance transaction with an affiliate.
(2)	The adjustments were the result of a reclassification from future policy benefits.

Loss recognition testing of our fee-based products in our Retirement Income and Institutional segment resulted in an increase in amortization of DAC of $46.1 million in 2008 reflecting unfavorable equity market performance.

As of December 31, 2008, we believe all of our other businesses have sufficient future income where the related DAC would be recoverable under adverse variations in mortality, withdrawal or lapse rate, maintenance expense or interest rates that could be considered reasonably likely to occur.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(6) Intangible Assets and Goodwill

The following table presents our intangible assets as of December 31:

	2008		2007
(Amounts in millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Present value of future profits	$850.8	$(290.5)	$702.5	$(258.9)
Capitalized software	139.5	(89.4)	113.7	(79.0)
Deferred sales inducements to contractholders	41.6	(10.5)	27.6	(3.6)
Other	2.5	(2.5)	2.5	(2.5)

Total	$1,034.4	$(392.9)	$846.3	$(344.0)

Amortization expense related to PVFP, capitalized software and other intangible assets for the years ended December 31, 2008, 2007 and 2006 was $42.0 million, $53.6 million and $62.4 million, respectively. Amortization expense related to deferred sales inducements of $6.9 million, $1.8 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, was included in benefits and other changes in policy reserves.

(a) Present Value of Future Profits

The following table presents the activity in PVFP for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Unamortized balance as of January 1	$438.0	$512.6	$568.4
Amortization	(55.9)	(75.2)	(87.0)
Interest accreted at 5.8%, 5.6% and 5.8%, respectively	24.3	26.5	31.2
Transfer of AML	—	(25.5)	—
Amount transferred due to a reinsurance transaction	—	(0.4)	—

Unamortized balance as of December 31	406.4	438.0	512.6
Accumulated effect of net unrealized investment (gains) losses	153.9	5.6	(22.1)

Balance as of December 31	$560.3	$443.6	$490.5

The percentage of the December 31, 2008 PVFP balance net of interest accretion, before the effect of unrealized investment gains or losses, estimated to be amortized over each of the next five years is as follows:

2009	5.6%
2010	7.0%
2011	8.3%
2012	6.8%
2013	5.4%

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(b) Goodwill

Our goodwill balance for the Protection segment was $450.9 million as of December 31, 2008 and 2007.

Goodwill impairments

During 2008, we completed our annual goodwill impairment analysis based on data as of July 1, 2008. Additionally, as a result of changes in the market environment during the second half of 2008, we performed an impairment analysis as of December 31. There was no charge to income as a result of our analyses.

Continued deteriorating or adverse market conditions for certain businesses may have a significant impact on the fair value of our reporting units and could result in future impairments of goodwill. More specifically, our risks associated with future goodwill impairments are primarily related to exposure associated with traditional insurance risk.

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

As of December 31, 2008, the maximum amount of individual ordinary life insurance normally retained by us on any one individual life policy was $5.0 million. We have a signed, binding letter of intent effective January 1, 2009 to coinsure approximately 60% of our new term life insurance. The retention limit for issue ages over 75 is $0.1 million; however, we increased the maximum amount to $0.5 million beginning January 1, 2007.

On April 15, 2004, we entered into reinsurance transactions in which we ceded to UFLIC substantially all of our in-force blocks of variable annuities and structured settlements, excluding the RetireReadySM Retirement Answer Variable Annuity product for contracts in-force prior to January 1, 2004. UFLIC also assumed any benefit or expense resulting from third-party reinsurance that we had on this block of business. As of December 31, 2008 and 2007, we had $3.0 billion and $5.8 billion, respectively, in retained assets that were attributable to the separate account portion of the variable annuity business and will make any payments with respect to that separate account portion directly from these assets. The reinsurance transactions with UFLIC were reported on our tax returns at fair value as determined for tax purposes, giving rise to a net reduction in current and deferred income tax liabilities and resulting in a net tax benefit. Under these reinsurance agreements, we continue to perform various management, administration and support services and receive an expense allowance from UFLIC to reimburse us for costs we incur to service the reinsured blocks. Actual costs and expense allowance amounts are determined by expense studies conducted periodically. Although we are not relieved of our primary obligations to the contractholders, the reinsurance transactions with UFLIC transfer the future financial results of the reinsured blocks to UFLIC.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

To secure the payment of its obligations to us under these reinsurance agreements, UFLIC has established trust accounts to maintain an aggregate amount of assets with a statutory book value at least equal to the statutory general account reserves attributable to the reinsured business less an amount required to be held in certain claims paying accounts. A trustee administers the trust accounts and we are permitted to withdraw from the trust accounts amounts due to us pursuant to the terms of the reinsurance agreements that are not otherwise paid by UFLIC. In addition, pursuant to a Capital Maintenance Agreement, General Electric Capital Corporation (“GE Capital”), an indirect subsidiary of GE, agreed to maintain sufficient capital in UFLIC to maintain UFLIC’s risk-based capital (“RBC”) at not less than 150% of its company action level, as defined from time to time by the National Association of Insurance Commissioners (“NAIC”).

We ceded to BLAC an additional $11,433.3 million of term life insurance in the fourth quarter of 2008. As part of this reinsurance transaction, we transferred DAC of $16.1 million. As of December 31, 2008, total term life insurance ceded to BLAC was $24,846.0 million.

We monitor both the financial condition of individual reinsurers and risk concentrations arising from similar geographic regions, activities and economic characteristics of reinsurers to lessen the risk of default by such reinsurers. Other than with UFLIC, as of December 31, 2008, we had no significant concentrations of variable annuity net at risk reinsurance with any one reinsurer that could have a material impact on our results of operations. As of December 31, 2008, 31.3% of our reinsured life insurance net at risk exposure was ceded to one company.

The following table sets forth net life insurance in-force as of December 31:

(Amounts in millions)	2008	2007	2006
Direct life insurance in-force	$561,124.7	$563,131.3	$580,923.9
Amounts assumed from other companies	90,883.2	80,205.1	51,281.5
Amounts ceded to other companies	(303,820.9)	(226,524.7)	(237,098.8)

Net life insurance in-force	$348,187.0	$416,811.7	$395,106.6

Percentage of amount assumed to net	26.1%	19.2%	13.0%

The following table sets forth the effects of reinsurance on premiums written and earned for the years ended December 31:

	Written			Earned
(Amounts in millions)	2008	2007	2006	2008	2007	2006
Direct	$1,240.6	$1,267.1	$1,393.7	$1,242.8	$1,269.9	$1,394.7
Assumed	254.3	148.5	101.3	249.3	58.8	101.3
Ceded	(438.1)	(375.2)	(398.0)	(423.6)	(265.5)	(363.7)

Net premiums	$1,056.8	$1,040.4	$1,097.0	$1,068.5	$1,063.2	$1,132.3

Percentage of amount assumed to net				23.3%	5.5%	8.9%

Reinsurance recoveries recognized as a reduction of benefits and other changes in policy reserves amounted to $1,135.4 million, $1,098.5 million and $1,413.5 million during 2008, 2007 and 2006, respectively.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(8) Insurance Reserves

Future Policy Benefits

The following table sets forth our recorded liabilities and the major assumptions underlying our future policy benefits as of December 31:

(Amounts in millions)	Mortality/ morbidity assumption	Interest rate assumption	2008	2007
Structured settlements with life contingencies	(a)	4.0% – 8.5%	$5,459.6	$5,516.9
Traditional life insurance contracts	(b)	2.5% – 6.0%	2,245.1	2,119.1
Annuity contracts with life contingencies	(a)	4.0% – 8.5%	2,092.5	2,031.3
Supplementary contracts with life contingencies	(a)	4.0% – 8.5%	54.6	55.1
Accident and health insurance contracts	(c)	4.5% – 7.0%	84.4	87.0

Total future policy benefits			$9,936.2	$9,809.4

(a)	Assumptions for limited-payment contracts come from either the United States Population Table, 1971 Individual Annuitant Mortality Table, 1983 Group Annuitant Mortality Table or 1983 Individual Annuitant Mortality Table and Company experience.
(b)	Principally modifications of the 1965-70 or 1975-80 Select and Ultimate Tables, the 1980 Commissioner’s Standard Ordinary Table, the 1980 Commissioner’s Extended Term Table, 2001 Commissioner’s Standard Ordinary table and Company experience.
(c)	The 1958 & 1980 Commissioner’s Standard Ordinary Tables and the 2000 U.S. Annuity Table.

Assumptions as to persistency are based on company experience.

Policyholder Account Balances

The following table sets forth our recorded liabilities for policyholder account balances as of December 31:

(Amounts in millions)	2008	2007
FABNs, funding agreements and GICs	$4,328.4	$4,619.8
Annuity contracts	3,240.7	2,855.8
Structured settlements without life contingencies	1,441.2	1,503.6
Supplementary contracts without life contingencies	239.7	325.6
Variable universal life insurance contracts	25.5	24.1

Total investment contracts	9,275.5	9,328.9
Universal life insurance contracts	4,741.8	4,633.4

Total policyholder account balances	$14,017.3	$13,962.3

Certain Nontraditional Long-duration Contracts

Our variable annuity contracts provide a basic GMDB which provides a minimum account value to be paid upon the annuitant’s death. Some variable annuity contracts may permit contractholders to have the option to purchase through riders, at an additional charge, enhanced death benefits. Our separate account guarantees are primarily death benefits, but we also have some GMWBs and guaranteed annuitization benefits.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

As of December 31, 2008 and 2007, our liability associated with certain nontraditional long-duration contracts was approximately $6,253.7 million and $6,251.6 million, respectively.

The following table sets forth total account values, net of reinsurance, with death benefit and living benefit guarantees as of the dates indicated:

	December 31,
(Dollar amounts in millions)	2008	2007
Account values with death benefit guarantees (net of reinsurance):
Standard death benefits (return of net deposits) account value	$3,275.4	$3,853.2
Net amount at risk	$764.8	$4.7
Average attained age of contractholders	69	69

Enhanced death benefits (step-up, roll-up, payment protection) account value	$1,955.0	$2,195.9
Net amount at risk	$750.6	$30.2
Average attained age of contractholders	69	68

Account values with living benefit guarantees:
Guaranteed minimum withdrawal benefits	$2,734.7	$2,722.5
Guaranteed annuitization benefits	$1,129.7	$1,451.9

The GMDB liability for our variable annuity contracts with death benefits, net of reinsurance, was $31.3 million and $7.5 million as of December 31, 2008 and 2007, respectively.

The assets supporting the separate accounts of the variable contracts are primarily mutual fund equity securities and are reflected in our consolidated balance sheets at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative and other services are included in revenues. Changes in liabilities for minimum guarantees are included in benefits and other changes in policy reserves.

Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the consolidated statements of income. There were no gains or losses on transfers of assets from the general account to the separate accounts.

The contracts underlying the GMWB and guaranteed annuitization benefits are considered “in the money” if the contractholder’s benefit base, defined as the greater of the contract value or the protected value, is greater than the account value. As of December 31, 2008 and 2007, our exposure related to GMWB and guaranteed annuitization benefits contracts that were considered “in the money” was $1,092.2 million and $15.9 million, respectively. For GMWBs and guaranteed annuitization benefits, the only way the contractholder can monetize the excess of the benefit base over the account value of the contract is upon annuitization and the amount to be paid by us will either be in the form of a lump sum, or over the annuity period for certain GMWBs and guaranteed annuitization benefits.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Account balances of variable annuity contracts with living benefit guarantees were invested in separate account investment options as follows as of the dates indicated:

	December 31,
(Amounts in millions)	2008	2007
Balanced funds	$2,681.3	$3,180.2
Bond funds	588.8	516.1
Equity funds	502.3	416.7
Money market funds	72.4	30.4
Other	19.6	31.0

Total	$3,864.4	$4,174.4

(9) Liability for Policy and Contract Claims

The following table sets forth changes in the liability for policy and contract claims for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Balance as of January 1	$263.1	$279.3	$322.1
Less reinsurance recoverables	(113.6)	(119.4)	(152.0)

Net balance as of January 1	149.5	159.9	170.1

Amounts related to transfer of AML	—	(3.2)	—

Incurred related to insured events of:
Current year	365.5	449.2	487.1
Prior years	36.6	(80.0)	(1.6)

Total incurred	402.1	369.2	485.5

Paid related to insured events of:
Current year	(345.1)	(309.9)	(397.0)
Prior years	(37.6)	(66.5)	(98.7)

Total paid	(382.7)	(376.4)	(495.7)

Net balance as of December 31	168.9	149.5	159.9

Add reinsurance recoverables	112.0	113.6	119.4

Balance as of December 31	$280.9	$263.1	$279.3

The change in prior years’ incurred liabilities primarily relates to favorable and unfavorable developments in claims incurred but not reported for our accident and health insurance business. In general, our insurance contracts are not subject to premiums experience adjustments as a result of prior year effects.

(10) Non-recourse Funding Obligations

We have issued non-recourse funding obligations in connection with our capital management strategy related to our term and universal life insurance products.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following table sets forth the non-recourse funding obligations (surplus notes) of the River Lake and Rivermont Life Insurance Companies, wholly-owned, special purpose consolidated captive insurance subsidiaries as of December 31:

(Amounts in millions)
Issuance	2008	2007
River Lake I (a), due 2033	$600.0	$600.0
River Lake I (b), due 2033	500.0	500.0
River Lake II (a), due 2035	300.0	300.0
River Lake II (b), due 2035	550.0	550.0
River Lake III (a), due 2036	500.0	500.0
River Lake III (b), due 2036	250.0	250.0
River Lake IV (b), due 2028	540.0	540.0
Rivermont I (a), due 2050	315.0	315.0

Total	$3,555.0	$3,555.0

(a)	Accrual of interest based on one-month LIBOR that resets every 28 days plus a fixed margin. However, in the fourth quarter of 2008, the accrual of interest was based on a fixed rate. In January 2009, the accrual of interest was based on one-month LIBOR that resets ever 28 days plus a fixed margin.
(b)	Accrual of interest based on one-month LIBOR that resets on a specified date each month plus a contractual margin.

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

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The weighted average interest rate on the non-recourse funding obligations as of December 31, 2008 and 2007 was 3.8% and 5.8%, respectively, reflecting the decline in the underlying index rate.

(11) Income Taxes

The total provision for income taxes for the years ended December 31 was as follows:

(Amounts in millions)	2008	2007	2006
Current federal income tax	$(107.7)	$(107.6)	$(55.1)
Deferred federal income tax	(101.9)	213.2	233.0

Total federal income tax	(209.6)	105.6	177.9

Current state income tax	3.8	(6.8)	7.5
Deferred state income tax	(6.5)	2.5	3.0

Total state income tax	(2.7)	(4.3)	10.5

Total provision for income taxes	$(212.3)	$101.3	$188.4

Our current income tax receivable was $163.8 million and $112.4 million as of December 31, 2008 and 2007, respectively, and was included in other assets in the consolidated balance sheets. In 2008, we recorded $4.2 million in additional paid-in capital as a deemed capital contribution related to the assumption of a liability for tax contingency reserves by our indirect parent, GNA. The contribution was offset by an increase in tax expense resulting in no net impact to total stockholder’s equity. In 2007, we recorded $9.1 million in retained earnings as a deemed dividend related to the assumption of a liability for tax contingency reserves from our indirect parent, GNA. The dividend was offset by a decrease in tax expense resulting in no net impact to total stockholder’s equity. Additionally, in 2007, we recorded $52.7 million in retained earnings related to deferred taxes on prior year ceding commissions. We recorded $3.5 million in additional paid-in capital as a deemed capital contribution related to the assumption of a liability for tax contingency reserves by our indirect parent, GNA, in 2006. The contribution was offset by an increase in tax expense resulting in no net impact to total stockholder’s equity.

The reconciliation of the federal statutory tax rate to the effective income tax rate for the years ended December 31 was as follows:

	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Increase (reduction) in rate resulting from:
State income tax, net of federal income tax effect	0.4	(0.3)	1.2
Benefit of tax favored investments	1.0	(8.8)	(1.5)
Interest on uncertain tax positions	0.2	(1.0)	(0.6)
Other, net	(0.2)	0.1	0.3

Effective rate	36.4%	25.0%	34.4%

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The components of the net deferred income tax liability as of December 31 were as follows:

(Amounts in millions)	2008	2007
Assets:
Investments	$183.2	$32.6
Net unrealized losses on investment securities	823.0	179.9
Accrued expenses	8.5	1.9
Net operating loss carryforwards	136.0	248.5
Other	52.4	33.9

Total deferred income tax assets	1,203.1	496.8

Liabilities:
Insurance reserves	422.8	552.5
Net unrealized gains on derivatives	0.1	0.1
Present value of future profits	139.3	141.0
Deferred acquisition costs	876.9	804.4
Other	87.8	76.7

Total deferred income tax liabilities	1,526.9	1,574.7

Net deferred income tax liability	$323.8	$1,077.9

Based on our analysis, we believe it is more likely than not that the results of future operations and the implementations of tax planning strategies will generate sufficient taxable income to enable us to realize the remaining deferred tax assets. Accordingly, no valuation allowance for deferred tax assets is deemed necessary.

Net operating loss (“NOL”) carryforwards amounted to $388.6 million as of December 31, 2008, and if unused, will expire beginning in 2022.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Amounts in millions)	2008	2007
Balance as of January 1	$51.0	$74.3
Tax positions related to the current period:
Gross additions	1.7	0.5
Gross reductions	(1.7)	—
Tax positions related to the prior years:
Gross additions	19.8	0.5
Gross reductions	(2.4)	(24.0)
Settlements	(0.6)	(0.3)

Balance as of December 31	$67.8	$51.0

The total amount of unrecognized tax benefits was $67.8 million as of December 31, 2008, of which $48.0 million, if recognized, would affect the effective rate on operations.

We recognize accrued interest and penalties related to unrecognized tax benefits as components of income tax expense. During the years ended December 31, 2008, 2007 and 2006, we incurred approximately $0.4 million, $(3.4) million and $(1.4) million, respectively, of interest and penalties. We had approximately $2.7 million and $1.9 million, respectively, of interest and penalties accrued as of December 31, 2008 and 2007.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

We file U.S. federal income tax returns and various state income tax returns. With few exceptions, we are no longer subject to U.S. federal income tax examinations for years prior to 2000. Potential state and local examinations for those years are generally restricted to results that are based on closed U.S. federal examinations. The Internal Revenue Service (“IRS”) is currently reviewing our U.S. income tax returns for the 2005 and 2006 tax years. Certain issues from the 2003 and 2004 audit cycle have been timely protested and will be subject to review by the Internal Revenue Service appeals division. For those companies that filed consolidated returns with former parent GE in 2003 and 2004 before the initial public offering (“IPO”) (which included the pre-IPO related transactions), the portion of the GE consolidated return allocated to such companies is still subject to IRS examination. Certain issues from the 2000 through 2002 audit cycle are agreed upon with the Internal Revenue Service appeals division and are in the process of being prepared for review by the Joint Committee of Taxation.

We believe it is reasonably possible that in 2009, as a result of our open audits and appeals, up to $44.5 million of unrecognized tax benefits related to certain life insurance deductions will be recognized.

(12) Supplemental Cash Flow Information

Net cash received for taxes was $56.7 million, $213.3 million and $107.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash paid for interest related to our non-recourse funding obligations was $162.4 million, $177.0 million and $116.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

For a discussion of dividends paid to our stockholder, see note 17.

The following table details these transactions as well as other non-cash items for the years ended December 31:

(Amounts in millions)	2008	2007	2006
Supplemental schedule of non-cash investing and financing activities:
Capital contribution from parent	$10.9	$—	$—
Tax contingencies and other tax related items	(4.2)	9.1	4.3
Change in collateral for securities lending transactions	—	—	6.9

Total other non-cash transactions	$6.7	$9.1	$11.2

(13) Related Party Transactions

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

Under this agreement, amounts incurred for these items aggregated $268.8 million, $326.0 million and $297.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. We also charged affiliates for certain services and for the use of facilities and equipment, which aggregated $118.1 million, $115.3 million and $175.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

We pay Genworth, our ultimate parent, for investment related services. We paid $20.5 million, $15.7 million and $15.6 million to Genworth in 2008, 2007 and 2006, respectively. We also paid GE Asset Management Incorporated (“GEAM”), an affiliate of GE, for investment services under an investment management agreement. We paid $1.1 million in 2006 to GEAM under this agreement. GEAM related party information is only presented for the first quarter of 2006 as GE and its affiliates ceased to be a related party as of that point in time.

We pay interest on outstanding amounts under a credit funding agreement with GNA, our indirect parent. For the year ended December 31, 2008, we incurred no interest expense under this agreement. Interest expense under this agreement was $0.5 million and $0.7 million for the years ended December 31, 2007 and 2006, respectively. We pay interest at the cost of funds of GNA, which was 1.5%, 4.4% and 5.2%, as of December 31, 2008, 2007 and 2006, respectively. GNA owed us $0.5 million as of December 31, 2008 and 2007, which was included in other assets in the consolidated balance sheets. During 2008, we borrowed and then repaid $271.8 million to GNA and as of December 31, 2008, there were no amounts outstanding under this agreement.

(14) Commitments and Contingencies

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

(b) Commitments

As of December 31, 2008, we were committed to fund $111.4 million in limited partnership investments.

In December 2007, GLAIC entered into a $550.0 million Letter of Credit and Reimbursement Agreement (the “LOC Agreement”) as guarantor with River Lake Insurance Company V (“River Lake V”), an indirect subsidiary, and a third-party bank that serves as the administrative agent. Genworth, our ultimate parent, guaranteed the complete and timely performance of all of River Lake V’s obligations under the LOC Agreement, which was terminated on September 11, 2008. It was replaced with letters of credit by other third-party banks that required Genworth to provide parental support under certain circumstances in an amount up to $100.0 million. After the downgrade of its holding company, Genworth fully satisfied this obligation in December 2008. Therefore, there was no outstanding commitment as of December 31, 2008.

On December 30, 2008, GLAIC entered into a reinsurance treaty with River Lake Insurance Company VI (“River Lake VI”), a subsidiary of GLAIC, effective October 1, 2008 (the “Reinsurance Treaty”). In conjunction with the Reinsurance Treaty, on December 30, 2008, River Lake VI delivered to GLAIC a $200.0 million conditional Letter of Credit issued by a third-party bank.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(c) Guarantees

We guaranteed the payment of certain structured settlement benefits sold by Assigned Settlement, Inc., our wholly-owned subsidiary, from March 2004 through December 2005 which were funded by products of our parent and one of our affiliates. The structured settlement reserves related to this guarantee were $273.6 million as of December 31, 2008.

(15) Fair Value of Financial Instruments

Assets and liabilities that are reflected in the accompanying consolidated financial statements at fair value are not included in the following disclosure of fair value; such items include cash and cash equivalents, investment securities, separate accounts, securities held as collateral and derivative financial instruments. Other financial assets and liabilities—those not carried at fair value—are discussed below. Apart from certain marketable securities, few of the instruments discussed below are actively traded and their fair values must often be determined using models. The fair value estimates are made at a specific point in time, based upon available market information and judgments about the financial instruments, including estimates of the timing and amount of expected future cash flows and the credit standing of counterparties. Such estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the financial instrument.

The basis on which we estimate fair value is as follows:

Commercial mortgage loans. Based on recent transactions and/or discounted future cash flows, using current market rates at which similar loans would have been made to similar borrowers.

Other invested assets. Based on comparable market transactions, discounted future cash flows, quoted market prices and/or estimates using the most recent data available for the related instrument. Primarily represents short-term investments, cost method limited partnerships accounted for under the cost method and bank loans.

Borrowings and related instruments. Based on market quotes or comparable market transactions.

Investment contracts. Based on expected future cash flows, discounted at current market rates for annuity contracts or institutional products.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following represents the fair value of financial assets and liabilities as of December 31:

	2008					2007
(Amounts in millions)	Notional amount			Carrying amount	Fair value	Notional amount			Carrying amount	Fair value
Assets:
Commercial mortgage loans	$	(a	)	$2,704.1	$2,501.2	$	(a	)	$2,968.1	$3,075.1
Other invested assets		(a	)	992.9	1,006.6		(a	)	109.8	134.1
Liabilities:
Borrowings and related instruments:
Non-recourse funding obligations(b)		(a	)	3,555.0	2,757.0		(a	)	3,555.0	3,516.8
Investment contracts		(a	)	9,275.5	8,340.6		(a	)	9,328.9	9,477.3
Other firm commitments:
Ordinary course of business lending commitments		—		—	—		15.4		—	—
Commitments to fund limited partnerships		111.4		—	—		150.3		—	—

(a)	These financial instruments do not have notional amounts.
(b)	See note 10.

Recurring Fair Value Measurements

The following table sets forth our assets that were measured at fair value on a recurring basis as of the date indicated:

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Investments:
Fixed maturity securities, available-for-sale	$10,771.7	$—	$6,866.1	$3,905.6
Equity securities, available-for-sale	90.0	22.9	12.2	54.9
Other invested assets(a)	1,326.0	—	1,005.4	320.6
Separate account assets	8,501.9	8,501.9	—	—

Total assets	$20,689.6	$8,524.8	$7,883.7	$4,281.1

(a)	Represents derivatives, trading securities, restricted other invested assets and securities held as collateral.

The following table sets forth our liabilities that were measured at fair value on a recurring basis as of the date indicated:

	December 31, 2008
(Amounts in millions)	Total	Level 1	Level 2	Level 3
Policyholder account balances(a)	$769.9	$—	$—	$769.9
Other liabilities(b)	67.2	—	67.2	—

Total liabilities	$837.1	$—	$67.2	$769.9

(a)	Represents embedded derivatives associated with our GMWB liabilities.
(b)	Represents derivative instruments.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Given the inherent uncertainty of estimating fair value when there is not an active market, the estimated fair values would likely differ, and perhaps significantly, from the value that would have been used had an active market for these investments existed.

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the date indicated:

	Year ended December 31, 2008
(Amounts in millions)	Fixed maturity securities, available-for-sale	Equity securities, available-for-sale	Other invested assets(a)	Total
Beginning balance as of January 1, 2008	$2,044.2	$5.1	$227.2	$2,276.5
Total realized and unrealized gains (losses):
Included in net income (loss)	(618.8)	0.8	247.4	(370.6)
Included in other comprehensive income (loss)	(682.8)	(0.7)	(14.8)	(698.3)
Purchases, sales, issuances and settlements, net	(392.4)	24.7	(271.7)	(639.4)
Transfers in (out) of Level 3	3,555.4	25.0	132.5	3,712.9

Ending balance as of December 31, 2008	$3,905.6	$54.9	$320.6	$4,281.1

Amount of total gains (losses) for the period included in net income (loss) attributable to the change in unrealized gains (losses) relating to assets still held as of the reporting date	$(607.2)	$—	$248.8	$(358.4)

(a)	Includes certain trading securities, restricted other invested assets and derivatives.

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of and for the date indicated:

Year ended December 31, 2008
(Amounts in millions)	Policyholder account balances(a)
Beginning balance as of January 1, 2008	$30.3
Total realized and unrealized (gains) losses:
Included in net (income) loss	725.1
Included in other comprehensive (income) loss	—
Purchases, sales, issuances and settlements, net	14.5
Transfers in (out) of Level 3	—

Ending balance as of December 31, 2008	$769.9

Amount of total (gains) losses for the period included in net (income) loss attributable to the change in unrealized (gains) losses relating to liabilities still held as of the reporting date	$728.1

(a)	Includes embedded derivatives associated with our GMWB liabilities.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

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

Purchases, sales, issuances and settlements, net, presented for policyholder account balances represent the issuances and settlements of embedded derivatives associated with our GMWB liabilities where: issuances are characterized as the change in fair value associated with the product fees recognized that are attributed to the embedded derivative to equal the expected future benefit costs upon issuance; and settlements are characterized as the change in fair value upon exercising the embedded derivative instrument, effectively representing a settlement of the embedded derivative instrument. We have shown these changes in fair value separately based on the classification of this activity as effectively issuing and settling the embedded derivative instrument with all remaining changes in the fair value of these embedded derivative instruments being shown separately in the category labeled “included in net (income) loss” in the table presented above.

The amount presented for unrealized gains (losses) for assets and liabilities still held as of the reporting date primarily represents impairments for available-for-sale securities, changes in fair value of trading securities and certain derivatives and changes in fair value of embedded derivatives associated with our GMWB liabilities that exist as of the reporting date, which were recorded in net investment gains (losses).

Non-recurring Fair Value Measurements

As of December 31, 2008, we held investments in bank loans that were recorded at the lower of cost or fair value and were recorded in other invested assets. As of December 31, 2008, all bank loans were recorded at fair value, which was lower than their respective cost. Accordingly, for the year ended December 31, 2008, we recorded $5.7 million of fair value loss adjustments which were included in net investment gains (losses) in the consolidated statement of income. Fair value for bank loans was determined using inputs based on market observable information and was classified as Level 2.

(16) Non-controlled Entities

We have used third-party entities to facilitate asset securitizations. Disclosure requirements related to off-balance sheet arrangements encompass a broader array of arrangements than those at risk for consolidation. These arrangements include transactions with conduits that are sponsored by third parties.

Total securitized assets were as follows as of December 31:

(Amounts in millions)	2008	2007
Assets secured by:
Commercial mortgage loans	$92.3	$106.5
Fixed maturity securities	62.9	79.7
Other receivables	86.8	93.2

Total securitized assets	$242.0	$279.4

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

Each of the categories of assets shown in the table above represents portfolios of assets that are highly rated. Examples of each category include: commercial mortgage loans—loans on diversified commercial property; fixed maturity securities—domestic and foreign, corporate and government securities; and other receivables—primarily policy loans.

We evaluated the economic, liquidity and credit risk related to the above Qualified Special Purpose Entities (“QSPEs”) and believed that the likelihood was remote that any such arrangements could have had a significant adverse effect on our results of operations, liquidity or financial position. Financial support for certain QSPEs was provided under credit support agreements in which Genworth provided limited recourse for a maximum of $119.0 million of credit losses. Assets with credit support were funded by demand notes that were further enhanced with support provided by a third-party. We recorded liabilities for such guarantees based on our best estimate of probable losses. For 2008 and 2007, no QSPE has incurred any defaults.

Sales of securitized assets to QSPEs resulted in a gain or loss amounting to the net of sales proceeds, the carrying amount of net assets sold, the fair value of servicing rights and retained interests and an allowance for losses. There were no off-balance sheet securitization transactions in 2008, 2007 and 2006.

Amounts recognized in our consolidated financial statements related to such sales that were recorded in fixed maturity securities were as follows:

	December 31,
	2008		2007
(Amounts in millions)	Cost	Fair value	Cost	Fair value
Retained interests—assets	$6.3	$14.5	$7.5	$15.8
Servicing assets	—	—	—	—
Recourse liability	—	—	—	—

Total	$6.3	$14.5	$7.5	$15.8

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

Servicing assets. Following a securitization transaction, we retained the responsibility for servicing the receivables, and as such, were entitled to receive an ongoing fee based on the outstanding principal balances of the receivables. There were no servicing assets nor liabilities recorded as the benefits of servicing the assets were adequate to compensate an independent servicer for its servicing responsibilities.

Recourse liability. As described previously, under credit support agreements, we provided recourse for credit losses in special purpose entities. We provided for expected credit losses under these agreements and such amounts approximated fair value.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(17) Restrictions on Dividends

Insurance companies are restricted by state regulations as to the aggregate amount of dividends they may pay to their parent in any consecutive twelve-month period without regulatory approval. Generally, dividends may be paid out of earned surplus without approval with thirty days prior written notice within certain limits. The limits are generally based on the greater of 10% of the prior year surplus or prior year net gain from operations. Dividends in excess of the prescribed limits on our earned surplus require formal approval from the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia. Based on statutory results as of December 31, 2008, we are able to distribute $193.1 million in dividends in 2009 without obtaining regulatory approval. Based on statutory results as of December 31, 2008, we estimate our insurance subsidiaries could pay dividends of approximately $4.0 million to us in 2009 without obtaining regulatory approval.

There were no common stock dividends declared in 2008 or 2007. In 2006, we declared and paid a common stock dividend of $450.0 million.

In addition to the common stock dividends, we declared and paid preferred stock dividends. Dividends on the Series A Preferred Stock were cumulative and payable semi-annually when, and if, declared by the Board of Directors at an annual rate of 8.0% of the par value. On December 29, 2006, we redeemed 10,000 shares of our 120,000 shares of Series A Preferred Stock, par value $1,000 per share. We paid an additional $0.1 million in accrued dividends on the redeemed shares. On January 22, 2007, the Board of Directors authorized the redemption of the remaining 110,000 outstanding shares of Series A Preferred Stock for par value of $110.0 million and $2.2 million in accrued dividends on the redeemed shares. On March 12, 2007, we redeemed the remaining outstanding preferred shares for par value of $110.0 million and paid $2.5 million in dividends on the redeemed preferred shares. On April 30, 2007, the issued shares of preferred stock were retired. For the year ended December 31, 2006, we declared and paid preferred stock dividends of $9.6 million.

(18) Supplemental Statutory Financial Data

We file financial statements with state insurance regulatory authorities and the NAIC that are prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). Statutory accounting practices differ from U.S. GAAP in several respects, causing differences in reported net income and stockholder’s equity. Permitted statutory accounting practices encompass all accounting practices not so prescribed but that have been specifically allowed by state insurance authorities. Our insurance subsidiaries have no permitted accounting practices, except for River Lake V and River Lake VI. River Lake V was granted a permitted accounting practice from the state of Vermont to carry its reserves on a U.S. GAAP basis. River Lake VI was granted a permitted accounting practice from the state of Delaware to record a portion of the undrawn amount of its existing letter of credit and any additional letters of credit as gross paid-in and contributed surplus, thereby including such amounts in the Company’s statutory surplus. The amount of the letters of credit recorded as gross paid-in and contributed surplus is equal to the excess of statutory reserves less the economic reserves.

The tables below include our combined statutory net income (losses) and statutory capital and surplus:

	Years ended December 31,
(Amounts in millions)	2008	2007(a)	2006
GLAIC and our life insurance subsidiaries, excluding captive life reinsurance subsidiaries	$(245.7)	$325.1	$538.0
Captive life reinsurance subsidiaries combined statutory net loss	(330.2)	(413.3)	(894.7)

Combined statutory net income (losses)	$(575.9)	$(88.2)	$(356.7)

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

	As of December 31,
(Amounts in millions)	2008	2007(a)
Combined statutory capital and surplus	$1,971.0	$1,414.2

(a)

In July 2008, the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia directed our Company to amend its 2007 statutory annual statement filing to reflect a revision to statutory survivorship universal life insurance reserves. The 2007 amounts have been revised to reflect the amended net loss and capital and surplus.

Statutory net income (loss) from our captive life reinsurance subsidiaries relate to their assumption reinsurance of statutorily required term and universal life insurance reserves from our life insurance companies. These reserves are, in turn, funded through the issuance of surplus notes (non-recourse funding obligations) to third parties. Accordingly, the combined statutory net income and distributable income of GLAIC and our life insurance subsidiaries are not affected by the statutory net income (loss) of the captives, except to the extent dividends are received from captives. The combined statutory capital and surplus of GLAIC and our life insurance subsidiaries does not include the capital and surplus of our captive life reinsurance subsidiaries of $1,313.5 million and $1,081.8 million as of December 31, 2008 and 2007, respectively. Capital and surplus of our captive life reinsurance subsidiaries, excluding River Lake V and River Lake VI, includes surplus notes (non-recourse funding obligations) as further described in note 10.

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

On February 24, 2009, GLIC delivered to GLICNY a capital contribution of $150.0 million on behalf of itself and GLAIC in proportion to their ownership interests of 65.5% and 34.5%, respectively. Accordingly, the portion of the contribution attributable to GLAIC was $51.8 million. On December 30, 2008, GLIC delivered to GLICNY a capital contribution of $31.5 million on behalf of itself and GLAIC in proportion to their ownership interests of 65.5% and 34.5%, respectively. Accordingly, the portion of the contribution attributable to GLAIC was $10.9 million.

In July 2008, the State Corporation Commission, Bureau of Insurance of the Commonwealth of Virginia directed us to amend our 2007 statutory annual statement filing to reflect a revision to our statutory survivorship universal life insurance reserves. As amended, combined statutory net loss was $88.3 million, capital and surplus was $1,414.2 million and our dividend capacity was $440.9 million. As of December 31, 2007, GLAIC and its subsidiaries continued to exceed the minimum required RBC levels as amended.

The NAIC has adopted RBC requirements to evaluate the adequacy of statutory capital and surplus in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk; and (iv) business risk. The RBC formula is designated as an early warning tool for the states to identify possible under-capitalized companies for the purpose of initiating regulatory action. In the course of operations, management periodically monitors the RBC level of GLAIC and its subsidiaries. As of December 31, 2008 and 2007, GLAIC and its subsidiaries exceeded the minimum required RBC levels.

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(19) Segment Information

We conduct our operations in two business segments: (1) Protection, which includes term and universal life insurance and Medicare supplement insurance; and (2) Retirement Income and Institutional, which principally includes fixed and variable deferred and immediate individual annuities, group variable annuities offered through retirement plans and institutional products. Institutional products include FABNs, funding agreements and GICs. We also have Corporate and Other activities which include income and expenses not allocated to the segments.

We allocate net investment gains (losses) from Corporate and Other to our Protection and Retirement Income and Institutional segments using an approach based principally upon the investment portfolios established to support each of those segments’ products and targeted capital levels.

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

See note 1 for further discussion of our principal product lines within the aforementioned segments.

The following is a summary of our segments and Corporate and Other activities as of or for the year ended December 31, 2008:

(Amounts in millions)	Protection	Retirement Income and Institutional	Corporate and Other	Consolidated
Premiums	$920.3	$148.2	$—	$1,068.5
Net investment income	522.0	428.9	(2.6)	948.3
Net investment gains (losses)	(424.9)	(479.6)	(32.2)	(936.7)
Policy fees and other income	345.1	262.6	—	607.7

Total revenues	1,362.5	360.1	(34.8)	1,687.8

Benefits and other changes in policy reserves	773.6	365.2	—	1,138.8
Interest credited	219.2	231.5	—	450.7
Acquisition and operating expenses, net of deferrals	163.2	87.9	19.1	270.2
Amortization of deferred acquisition costs and intangibles	116.4	127.6	—	244.0
Interest expense	168.1	—	—	168.1

Total benefits and expenses	1,440.5	812.2	19.1	2,271.8

Income (loss) before income taxes and equity in net income (loss) of unconsolidated subsidiary	(78.0)	(452.1)	(53.9)	(584.0)
Provision (benefit) for income taxes	(26.5)	(165.4)	(20.4)	(212.3)

Income (loss) before equity in net income (loss) of unconsolidated subsidiary	(51.5)	(286.7)	(33.5)	(371.7)
Equity in net income (loss) of unconsolidated subsidiary	—	—	(37.6)	(37.6)

Net income (loss)	$(51.5)	$(286.7)	$(71.1)	$(409.3)

Total assets	$14,926.2	$24,886.2	$1,558.4	$41,370.8

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

The following is a summary of our segments and Corporate and Other activities as of or for the year ended December 31, 2007:

(Amounts in millions)	Protection	Retirement Income and Institutional	Corporate and Other	Consolidated
Premiums	$891.9	$171.3	$—	$1,063.2
Net investment income	609.3	570.6	10.0	1,189.9
Net investment gains (losses)	(26.6)	(74.3)	9.8	(91.1)
Policy fees and other income	346.6	144.5	0.2	491.3

Total revenues	1,821.2	812.1	20.0	2,653.3

Benefits and other changes in policy reserves	780.6	324.8	—	1,105.4
Interest credited	217.4	323.9	—	541.3
Acquisition and operating expenses, net of deferrals	145.6	79.5	19.1	244.2
Amortization of deferred acquisition costs and intangibles	106.8	44.6	—	151.4
Interest expense	204.6	—	0.5	205.1

Total benefits and expenses	1,455.0	772.8	19.6	2,247.4

Income before income taxes and equity in net income of unconsolidated subsidiary	366.2	39.3	0.4	405.9
Provision (benefit) for income taxes	125.8	(25.2)	0.7	101.3

Income (loss) before equity in net income of unconsolidated subsidiary	240.4	64.5	(0.3)	304.6
Equity in net income of unconsolidated subsidiary	—	—	19.1	19.1

Net income	$240.4	$64.5	$18.8	$323.7

Total assets	$14,880.0	$29,456.7	$1,640.4	$45,977.1

The following is a summary of our segments and Corporate and Other activities as of the year ended December 31, 2006:

(Amounts in millions)	Protection	Retirement Income and Institutional	Corporate and Other	Consolidated
Premiums	$875.4	$256.9	$—	$1,132.3
Net investment income	537.8	521.0	58.1	1,116.9
Net investment gains (losses)	(2.8)	(7.5)	13.4	3.1
Policy fees and other income	291.3	91.5	—	382.8

Total revenues	1,701.7	861.9	71.5	2,635.1

Benefits and other changes in policy reserves	683.8	418.1	—	1,101.9
Interest credited	220.4	276.3	—	496.7
Acquisition and operating expenses, net of deferrals	151.7	66.8	24.0	242.5
Amortization of deferred acquisition costs and intangibles	80.7	31.3	—	112.0
Interest expense	132.8	—	1.2	134.0

Total benefits and expenses	1,269.4	792.5	25.2	2,087.1

Income before income taxes	432.3	69.4	46.3	548.0
Provision for income taxes	153.2	6.9	28.3	188.4

Net income	$279.1	$62.5	$18.0	$359.6

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2008, 2007 and 2006

(20) Quarterly Financial Data (unaudited)

Our unaudited summarized quarterly results of operations for the years ended December 31 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(Amounts in millions)	2008	2007	2008	2007	2008	2007	2008	2007
Net investment income	$271.2	$285.3	$239.8	$287.2	$221.9	$322.5	$215.4	$294.9

Total revenues(1)	$609.9	$657.5	$402.6	$647.7	$406.8	$700.4	$268.5	$647.7

Net income (loss)(2)	$53.5	$93.5	$(90.7)	$76.5	$(82.6)	$114.4	$(289.5)	$39.3

(1)	Included in the three months ended December 31, 2008 was net investment losses of $347.1 million, including $350.2 million of impairments partially offset by derivative gains.
(2)

In addition to revenues discussed above, included in the three months ended December 31, 2008 was increased DAC amortization primarily due to loss recognition testing as a result of revisions to our expected gross profits related to unfavorable market impacts and volatility in equity markets. Also included was a benefit from income taxes.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Genworth Life and Annuity Insurance Company:

Under date of March 2, 2009, we reported on the consolidated balance sheets of Genworth Life and Annuity Insurance Company and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included herein. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Richmond, Virginia

March 2, 2009

Schedule I

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

Summary of investments—other than investments in related parties

(Amounts in millions)

As of December 31, 2008, the amortized cost or cost, fair value and carrying value of our invested assets were as follows:

Type of Investment	Amortized cost or cost	Fair value	Carrying value
Fixed maturity securities:
Bonds:
U.S. government, agencies and authorities	$158.3	$174.2	$174.2
Government—non-U.S.	178.7	162.2	162.2
Public utilities	794.8	735.2	735.2
All other corporate bonds	12,205.0	9,700.1	9,700.1

Total fixed maturity securities	13,336.8	10,771.7	10,771.7
Equity securities	99.6	90.0	90.0
Commercial mortgage loans	2,704.1	xxxxx	2,704.1
Policy loans	505.8	xxxxx	505.8
Other invested assets(1)	2,216.9	xxxxx	2,772.2

Total investments	$18,863.2	xxxxx	$16,843.8

(1)

The amount shown in the consolidated balance sheets for other invested assets differs from amortized cost or cost presented, as other invested assets includes certain assets with a carrying amount that differs from amortized cost or cost.

See Accompanying Report of Independent Registered Public Accounting Firm

Schedule III

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

Supplemental Insurance Information

(Amounts in millions)

Segment	Deferred Acquisition Costs	Future Policy Benefits	Policyholder Account Balances	Liabilities for Policy and Contract Claims	Unearned Premiums
December 31, 2008:
Protection	$2,675.1	$2,329.6	$4,865.8	$264.8	$19.2
Retirement Income and Institutional	619.7	7,606.6	9,151.5	16.1	—

Total	$3,294.8	$9,936.2	$14,017.3	$280.9	$19.2

December 31, 2007:
Protection	$2,429.1	$2,206.1	$4,815.6	$249.3	$21.4
Retirement Income and Institutional	533.1	7,603.3	9,146.7	13.8	—

Total	$2,962.2	$9,809.4	$13,962.3	$263.1	$21.4

Segment	Premium Revenue	Net Investment Income	Interest Credited and Benefits and Other Changes in Policy Reserves	Acquisition and Operating Expenses, Net of Deferrals	Amortization of Deferred Acquisition Costs and Intangibles	Premiums Written
December 31, 2008:
Protection	$920.3	$522.0	$992.8	$163.2	$116.4	$908.6
Retirement Income and Institutional	148.2	428.9	596.7	87.9	127.6	148.2
Corporate and Other	—	(2.6)	—	19.1	—	—

Total	$1,068.5	$948.3	$1,589.5	$270.2	$244.0	$1,056.8

December 31, 2007:
Protection	$891.9	$609.3	$998.0	$145.6	$106.8	$869.2
Retirement Income and Institutional	171.3	570.6	648.7	79.5	44.6	171.2
Corporate and Other	—	10.0	—	19.1	—	—

Total	$1,063.2	$1,189.9	$1,646.7	$244.2	$151.4	$1,040.4

December 31, 2006:
Protection	$875.4	$537.8	$904.2	$151.7	$80.7	$840.1
Retirement Income and Institutional	256.9	521.0	694.4	66.8	31.3	256.9
Corporate and Other	—	58.1	—	24.0	—	—

Total	$1,132.3	$1,116.9	$1,598.6	$242.5	$112.0	$1,097.0

See Accompanying Report of Independent Registered Public Accounting Firm

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

March 2, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors

Genworth Life and Annuity Insurance Company:

We have audited Genworth Life and Annuity Insurance Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Genworth Life and Annuity Insurance Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Genworth Life and Annuity Insurance Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia

March 2, 2009

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2008

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1. Financial Statements (see Item 8. Financial Statements and Supplementary Data)

2. Financial Statement Schedules

Report of KPMG LLP, Independent Registered Public Accounting Firm, on Schedules	135
Schedule I—Summary of investments—other than investments in related parties	136
Schedule III—Supplemental Insurance Information	137

3. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Genworth Life and Annuity Insurance Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed January 4, 2006)

3.2	Amended and Restated By-Laws of Genworth Life and Annuity Insurance Company (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2005)

12	Statement of Ratio of Income to Fixed Charges (filed herewith)

14	Genworth Financial, Inc. Code of Ethics (filed herewith)

21	Subsidiaries, Information omitted in accordance with General Instructions I (2)(b)

23	Consent of KPMG LLP (filed herewith)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Pamela S. Schutz (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Kelly L. Groh (filed herewith)

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Pamela S. Schutz (filed herewith)

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Kelly L. Groh (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2009

GENWORTH LIFE AND ANNUITY INSURANCE COMPANY

By:	/S/ KELLY L. GROH
Kelly L. Groh Senior Vice President—Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 2, 2009

/S/ PAMELA S. SCHULTZ Pamela S. Schutz	Chairperson of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/S/ KELLY L. GROH Kelly L. Groh	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ JAC J. AMERELL Jac J. Amerell	Vice President and Controller (Principal Accounting Officer)

/S/ GEOFFREY S. STIFF Geoffrey S. Stiff	Director, Senior Vice President

/S/ PAUL A. HALEY Paul A. Haley	Director, Senior Vice President and Chief Actuary

/S/ RONALD P. JOELSON Ronald P. Joelson	Director, Senior Vice President and Chief Investment Officer

/S/ LEON E. RODAY Leon E. Roday	Director, Senior Vice President